Form 10-Q
period 1994-01-28
VALSPAR CORP
filed 1994-03-14
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC

                                   20549





                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                    THE SECURITIES EXCHANGE ACT OF 1934





For the Three Months                                       Commission File
Ended January 28, 1994                                      Number:  1-3011




                          THE VALSPAR CORPORATION

State of Incorporation:                                 IRS Employer ID No:
       Delaware                                             36-2443580



                       Principal Executive Offices:

                          1101 Third Street South
                          Minneapolis, MN   55415

                      Telephone Number:  612/332-7371




The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

As of February 28, 1994, The Valspar Corporation has 21,618,941 shares of common stock outstanding, excluding 5,041,715 shares held in treasury. The Company had no other classes of stock outstanding.



                          THE VALSPAR CORPORATION


                            Index to Form 10-Q
                    for quarter ended January 28, 1994


PART I. FINANCIAL INFORMATION                                      Page No.

Item 1. Financial Statements

      Condensed Consolidated Balance Sheets - January 28, 1994,
        January 29, 1993, and October 29, 1993                       2 & 3

      Condensed Consolidated Statements of Income - Three
        months ended January 28, 1994 and January 29, 1993               4

      Condensed Consolidated Statements of Cash Flows - Three
        months ended January 28, 1994 and January 29, 1993               5

      Notes to Condensed Consolidated Financial Statements -
        January 28, 1994                                                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          7 & 8


PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                9

Item 6. Exhibits and Reports on Form 8-K                                 9


SIGNATURES                                                              10




                      PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)


                                  January 28, January 29, October 29,
                                      1994        1993        1993
                                  (Unaudited) (Unaudited)    (Note)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents        $  1,499    $  1,565     $  1,637
  Accounts receivable less
   allowance (1/28/94-$1,198;
   1/29/93-$1,092; 10/29/93-$985)    93,681      82,363      105,505

  Inventories:
   Manufactured products             51,855      48,297       42,587
   Raw material, supplies, and
    work in process                  26,180      27,402       25,688
   Jobbed and sundry goods              120         155          115
                                     78,155      75,854       68,390

  Other current assets               21,831      18,655       21,948

    TOTAL CURRENT ASSETS            195,166     178,437      197,480

OTHER ASSETS                         34,607      38,100       36,179

PROPERTY, PLANT AND EQUIPMENT       208,480     193,562      207,168
  Less allowance for depreciation  (104,267)    (93,107)    (104,029)

                                    104,213     100,455      103,139

                                   $333,986    $316,992     $336,798



Note: The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.


THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED - (DOLLARS IN THOUSANDS)

                               January 28,  January 29, October 29,
                                   1994        1993        1993
                               (Unaudited)  (Unaudited)   (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

 Notes payable to banks        $  13,889   $  44,200  $    3,500
 Trade accounts payable           43,093      40,098      44,746
 Income taxes                      7,093       5,153      11,412
 Accrued liabilities              43,280      36,896      53,035
 Current portion of
  long-term debt                     236         780         788

   TOTAL CURRENT LIABILITIES     107,591     127,127     113,481

LONG-TERM DEBT                     7,608       9,828       7,890

DEFERRED LIABILITIES              18,196      14,401      18,909

STOCKHOLDERS' EQUITY:

 Common stock (Par Value-$.50;
   Authorized 30,000,000 shares;
   Shares issued, including
   shares in treasury,
   26,660,656 shares)             13,330      13,330      13,330

 Additional paid-in capital        4,376       1,186       2,269

 Retained earnings               224,940     193,784     223,483

 Other                            (1,585)     (1,232)     (1,109)
                                 241,061     207,068     237,973
 Less cost of common stock in
   treasury (1/28/94-5,006,849
   shares; 1/29/93-5,180,415
   shares; 10/29/93-
   5,154,506 shares)              40,470      41,432      41,455
                                 200,591     165,636     196,518

                                $333,986    $316,992    $336,798

Note: The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    THREE MONTHS ENDED
                                 January 28,  January 29,
                                    1994         1993

Net sales                          $147,972    $137,167

Costs and expenses:

 Cost of sales                      108,664     102,435

 Research                             5,867       5,648

 Selling and administration          24,219      22,962

 Interest expense                       225         435

 Other expense - net                  1,830          81
                                    140,805     131,561

Income before income taxes            7,167       5,606

Income taxes                          2,903       2,214

Net income                       $    4,264  $    3,392


Per common share (Note 2):
Net income                      $      0.20 $      0.16

Average number of common
 shares outstanding              21,722,674  21,767,606

Dividends paid per
 common share                   $      0.13 $      0.11



See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
                                             THREE MONTHS ENDED
                                          January 28,   January 29,
                                             1994          1993

OPERATING ACTIVITIES:
  Net income                               $  4,264     $  3,392
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization            4,912        5,208
     Provisions for:
      Other deferred liabilities                170          173
      Loss on sales or abandonment of
       property, plant and equipment          2,532            4
      Increase (decrease) in cash due to
       changes in net operating assets,
       net of effects of acquired businesses:
           Accounts and notes receivable     11,824        9,835
           Inventories and prepaid assets    (9,648)      (3,776)
           Trade accounts payable and
            accrued liabilities             (10,000)     (19,970)
           Income taxes payable              (5,202)      (2,221)
    Other                                       156          116

  Net Cash Used in Operating Activities        (992)      (7,239)

INVESTING ACTIVITIES:
  Purchases of property, plant
   and equipment                             (7,447)      (3,607)
  Investment in joint ventures                    0       (3,350)

  Net Cash Used in Investing Activities      (7,447)      (6,957)

FINANCING ACTIVITIES:
  Net proceeds from borrowings                9,555       21,251
  Proceeds from sale of treasury stock        1,943          541
  Purchase of shares of Common Stock
   for treasury                                (259)      (5,414)
  Dividends paid                             (2,807)      (2,380)
  Other                                        (131)         (17)

  Net Cash Provided by Financing Activities   8,301       13,981

DECREASE IN CASH AND CASH EQUIVALENTS          (138)        (215)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                            1,637        1,780

CASH AT END OF PERIOD                     $   1,499     $  1,565


See Notes to Condensed Consolidated Financial Statements.




THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 1994.


NOTE 1:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended October 29, 1993. Operating results for the three month period ended January 28, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 1994.

NOTE 2:

Net income per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents on stock options. Potential dilution on exercise of stock options is not material.

NOTE 3:

Other expense for the first quarter of 1994 included a pre-tax charge of $2,474,000 for the write-down to appraised fair value of a resin plant to be transferred to Valspar in connection with the pending spin-off of McWhorter Technologies, Inc.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Operations: The Company's sales for the first quarter of fiscal 1994 increased $10,805,000 or 7.9% over the comparable quarter of 1993. Sales within the Consumer, Industrial, McWhorter Resin and Special Groups were all above last year's levels, with Consumer and Industrial registering the highest increase in sales over the first quarter of last year. Additional volume sold within the above groups was the primary reason for this year's increase in first quarter sales. Sales in the Packaging Group were below last year's levels due to competitive price reductions resulting from further consolidation of customers within the can coatings market. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of the sales to be expected by the Company for the full year.

        The Company's gross profit margin for the first quarter this year was 26.6% compared to 25.3% last year. This year's improvement in gross profit margin was due to reduced manufacturing unit costs resulting from improved productivity and higher capacity utilization coupled with lower raw material prices.

        Operating expenses (research, selling, administrative) increased $1,476,000 (5.2%) in the first quarter as compared to 1993. The increase in this year's operating expenses was mainly due to an increase in direct selling expenses. Although operating expenses were up for the first quarter over last year, as a percent of sales, they declined from 20.9% during the first quarter 1993 to 20.3% during the first quarter 1994.

        Interest expense during the first quarter decreased as a result of a lower average level of borrowing coupled with lower interest rates. Other expense - net for the first quarter 1994 - included $2,474,000 of expense associated with a write-down of a resin plant which will be sold to Valspar at the time McWhorter Resin acquires the Resin Products Division assets of Cargill.

        The income tax effective rate for the first quarter 1994 increased due to the change in the federal statutory rate during 1993. The impact of this change on the results for the first quarter 1994 was not significant.

        Increased sales volume at an improved gross profit margin, coupled with controlled operating expenses and lower interest expense, resulted in a net income for the first quarter of 1994 that was 25.7% higher than the comparable period of the prior year.

        Financial Condition: The Company's total debt to capital ratio increased to 9.78% at the close of first quarter 1994 from 5.83% at year-end 1993. Working capital (excluding Cash and Notes Payable to Banks) increased from $85,862,000 at year-end 1993 to $99,965,000 at the end of first quarter as a result of normal seasonal increases in the Company's working capital requirements.

        Capital expenditures for property, plant and equipment were $7,447,000 during the first quarter of 1994 versus $3,607,000 during the first quarter of the prior year. The 1994 increase was primarily attributable to the Company's purchase of a $3,000,000 distribution center in Statesville, North Carolina. Capital expenditures for 1994 are expected to be higher than for 1993, but not at the level indicated by first quarter activity.

        On February 18, 1994, the Company's wholly-owned resin subsidiary, McWhorter, Inc., completed its acquisition of Cargill's Resin Products Division. In accordance with an agreement with the Federal Trade Commission, McWhorter divested itself of certain resin assets and liabilities to be retained by Valspar and operated in the form of a new wholly-owned resin subsidiary, Engineered Polymer Solutions, Inc. Valspar will operate the two resin subsidiaries independently of each other until McWhorter Inc., newly named McWhorter Technologies, Inc., can be spun-off to the shareholders of Valspar. The spin-off is expected to be completed in the second quarter of fiscal 1994.

        McWhorter Technologies, Inc.'s financing for the Resin Products Division acquisition was derived from two sources: $44,000,000 in McWhorter Technologies, Inc. cash received upon collection of an intercompany balance due from Valspar and $32,000,000 in bank financing. McWhorter Technologies entered into a $60,000,000 Revolving Credit Facility effective February 18, 1994 to provide financing for the acquisition and for the working capital and ongoing operating needs of the new company. The Revolving Credit Facility is not guaranteed by Valspar. Valspar utilized existing credit facilities to finance payment of the intercompany balance owed to McWhorter, Inc.


                       PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

        During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 29, 1993.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

       (a) No exhibits are included herein.

       (b) The registrant did not file any reports on Form 8-K during the three months ended January 28, 1994.


                                 SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 THE VALSPAR CORPORATION



Date:  March 14, 1994            By  /s/R. Engh
                                    R. Engh
                                    Secretary




Date:  March 14, 1994            By  /s/ P. C. Reyelts
                                    P. C. Reyelts
                                    Vice President, Finance
                                    (Chief Financial Officer)