Form 10-Q
period 1994-04-29
VALSPAR CORP
filed 1994-06-13
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                    Washington, DC

                                        20549





                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                         THE SECURITIES EXCHANGE ACT OF 1934





          For the Six Months                               Commission File
          Ended April 29, 1994                              Number:  1-3011




                               THE VALSPAR CORPORATION

          State of Incorporation:                       IRS Employer ID No:
                 Delaware                                   36-2443580



                             Principal Executive Offices:

                               1101 Third Street South
                               Minneapolis, MN   55415

                           Telephone Number:  612/332-7371




          The registrant has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

          As of May 31, 1994, The Valspar Corporation has 21,709,064 shares of common stock outstanding, excluding 4,951,592 shares held in treasury. The Company had no other classes of stock outstanding.




                               THE VALSPAR CORPORATION






                                  Index to Form 10-Q
                           for quarter ended April 29, 1994


          PART I.
          FINANCIAL INFORMATION                                   Page No.

          Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets - April 29, 1994,
                   April 30, 1993, and October 29, 1993 . . . . . .     2&3

                 Condensed Consolidated Statements of Income -
                   Three months and six months ended April 29, 1994
                   and April 30, 1993 . . . . . . . . . . . . . . .       4

                 Condensed Statements of Consolidated Cash Flows - Six
                   months ended April 29, 1994 and April 30, 1993 .       5

                 Notes to Condensed Consolidated Financial Statements -
                   April 29, 1994 . . . . . . . . . . . . . . . . .     6&7

          Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . .    8-10


          PART II  OTHER INFORMATION

          Item 1. Legal Proceedings . . . . . . . . . . . . . . . . .    11

          Item 4. Submission of Matters to a Vote of Security Holders .  11

          Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .   11


          SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  12






                           PART I.   FINANCIAL INFORMATION

          ITEM 1.   FINANCIAL STATEMENTS

          THE VALSPAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)


                                         April 29,  April 30,    October 29,
                                            1994      1993          1993
                                        (Unaudited)(Unaudited)     (Note)
          ASSETS

          CURRENT ASSETS:

            Cash and cash equivalents   $  2,748    $  2,776     $  1,637

            Accounts receivable less
             allowance (4/29/94-$1,058;
             4/30/93-$1,438;
             10/29/93-$985)              127,289     106,397      105,505

            Inventories:
             Manufactured products        54,148      46,770       42,587
             Raw material, supplies and
              work in process             25,665      26,255       25,688
             Jobbed and sundry goods         102         145          115

                                          79,915      73,170       68,390

            Other current assets          18,010      15,933       21,948

              TOTAL CURRENT ASSETS       227,962     198,276      197,480

          OTHER ASSETS                    34,488      37,299       36,179

          PROPERTY, PLANT AND EQUIPMENT  190,854     196,820      207,168
            Less allowance
             for depreciation            (95,719)    (96,732)    (104,029)

                                          95,135     100,088      103,139

                                        $357,585    $335,663     $336,798



          Note: The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

          See Notes to Condensed Consolidated Financial Statements.




          THE VALSPAR CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
          (DOLLARS IN THOUSANDS)

                                         April 29,   April 30,   October 29,
                                            1994       1993         1993
                                        (Unaudited) (Unaudited)    (Note)

        LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

          Notes payable to banks        $  30,300   $  37,686  $    3,500
          Trade accounts payable           54,418      47,632      44,746
          Income taxes                      7,873       8,600      11,412
          Accrued liabilities              48,550      42,996      53,035
          Current portion of
           long-term debt                     205         780         788

             TOTAL CURRENT LIABILITIES    141,346     137,694     113,481

        LONG-TERM DEBT                     42,591       9,820       7,890

        DEFERRED LIABILITIES               17,090      14,523      18,909


        STOCKHOLDERS' EQUITY:

          Common stock (Par Value-$.50;
           Authorized 30,000,000 shares;
           Shares issued, including shares
           in treasury--26,660,656)        13,330      13,330      13,330

          Additional paid-in capital        5,106       1,350       2,269

          Retained earnings               179,861     201,602     223,483

          Other                            (1,542)     (1,255)     (1,109)

                                          196,755     215,027     237,973
          Less cost of common stock in
           treasury (4/29/94-4,953,684
           shares; 4/30/93-5,169,162 shares;
           10/29/93-5,154,506 shares)      40,197      41,401      41,455

                                          156,558     173,626     196,518

                                         $357,585    $335,663    $336,798


        Note: The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

        See Notes to Condensed Consolidated Financial Statements.







     THE VALSPAR CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS ENDED       SIX MONTHS ENDED

                                     April 29,  April 30,  April 29,  April 30,
                                       1994       1993       1994       1993

     Net sales                       $245,634   $179,043   $393,606   $316,210

     Costs and expenses:

       Cost of sales                  180,597    129,353    289,261    231,788

       Research                         7,639      6,195     13,506     11,843

       Selling and administration      32,637     25,980     56,856     48,942

       Interest expense                   890        535      1,115        970

       Other (income)/expense - net      (114)       151      1,716        232

                                      221,649    162,214    362,454    293,775

     Income before income taxes        23,985     16,829     31,152     22,435

     Income taxes                       9,714      6,648     12,617      8,862

     Net income                    $   14,271 $   10,181  $  18,535  $  13,573


     Per common share (Note 2)
       Net income                 $      0.65 $     0.47 $     0.85 $     0.63

     Average number of common
       shares outstanding          21,806,760 21,648,678 21,765,291 21,707,884

     Dividends paid per
       common share               $      0.13 $     0.11 $     0.26 $     0.22


     See Notes to Condensed Consolidated Financial Statements.




     THE VALSPAR CORPORATION AND SUBSIDIARIES
     CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
     (DOLLARS IN THOUSANDS)
                                                          SIX MONTHS ENDED
                                                       April 29,    April 30,
                                                         1994         1993
     OPERATING ACTIVITIES:
         Net income                                 $ 18,535     $ 13,573
         Adjustments to reconcile net income to
            net cash provided by operating activities:
               Depreciation and amortization           9,829       10,416
               Provisions for:
                Other deferred liabilities               680          248
                Loss on sales or abandonment of
                 property, plant and equipment         2,532          256
                Increase (decrease) in cash due
                 to changes in net operating assets,
                 net of effects of acquired and
                 spun-off businesses:
                  Accounts and notes receivable      (62,170)     (14,171)
                  Inventories and prepaid assets     (14,482)       1,630
                  Trade accounts payable and
                   accrued liabilities                37,827       (6,225)
                  Income taxes payable                (2,782)       1,226
               Other                                   1,145         (131)

         Net Cash (Used In) Provided
          by Operating Activities                     (8,886)       6,822

     INVESTING ACTIVITIES:
         Purchases of property, plant and equipment  (13,689)      (7,593)
         Acquired businesses/assets, net of cash     (75,385)           0
         Investment in joint ventures                      0       (3,484)
         Other                                             0          (25)

         Net Cash Used in Investing Activities       (89,074)     (11,102)

     FINANCING ACTIVITIES:
         Net proceeds from borrowings, net of effects
           of spun-off businesses                    103,751       14,729
         Proceeds from sale of treasury stock          3,161          813
         Purchase of shares of common stock
          for treasury                                  (474)      (5,491)
         Dividends paid                               (5,625)      (4,743)
         Other                                        (1,742)         (32)

         Net Cash Provided by Financing Activities    99,071        5,276

     INCREASE IN CASH                                  1,111          996

     CASH AT BEGINNING OF YEAR                         1,637        1,780

     CASH AT END OF PERIOD                         $   2,748    $   2,776

     See Notes to Condensed Consolidated Financial Statements.





     THE VALSPAR CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) APRIL 29, 1994

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended October 29, 1993. Operating results for the three month and six month periods ended April 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 1994.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents on stock options.

NOTE 3:On February 18, 1994, Valspar's wholly-owned subsidiary, McWhorter, Inc. purchased substantially all of the assets, consisting primarily of inventory and fixed assets, but excluding accounts receivable, of the Resin Products Division of Cargill, Incorporated for approximately $76 million. McWhorter's financing for the Resin Products Division acquisition was derived from two sources: $44 million in cash received upon collection of an intercompany balance due from Valspar and $32 million in bank financing. Valspar utilized existing credit facilities to finance payment of the intercompany balance owed to McWhorter. Immediately after the acquisition, McWhorter, Inc., was merged into McWhorter Technologies, Inc. ("McWhorter"), with the surviving Delaware corporation remaining a wholly-owned subsidiary of the Company.

     At the close of business on April 29, 1994, all of the assets of the Resin Products Division and the assets and liabilities of McWhorter's operations located in Philadelphia, Pennsylvania; Carpentersville, Illinois; and Portland, Oregon were distributed to the Valspar shareholders in the form of a stock dividend. The April 29, 1994 Balance Sheet reflects this distribution. In accordance with the Distribution Agreement dated February 18, 1994 between Valspar and McWhorter, prior to the distribution McWhorter transferred to Valspar resin assets located at facilities in Los Angeles, California; Rockford and Kankakee, Illinois; and Garland, Texas.

      The significant assets and liabilities of the spun-off entity are as follows:

     Assets:
               Accounts receivable           $40,386
               Inventory                      21,435
               Other assets                    3,734
               Property and plant
                equipment (net)               69,523

     Liabilities:
               Notes to bank                 (12,700)
               Accounts payable              (22,382)
               Accrued liabilities           (11,250)
               Long-term debt                (30,133)
               Other liabilities              (2,791)
               Net assets                    $55,822





     THE VALSPAR CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -
     CONTINUED
     APRIL 29, 1994

     The following supplemental unaudited consolidated pro forma information shows condensed results of operations as though the McWhorter spin-off had occurred at the beginning of fiscal 1993. The quarterly unaudited consolidated pro forma financial information is provided for information purposes only and does not purport to be indicative of the future results or financial position of Valspar or what the results of operations or financial position would have been had the McWhorter spin-off occurred as described above.

                                (Dollar in Thousands)
                                           Net        Net     Net Income
                                           Sales     Income    Per Share
     Quarter Ended:
          January 28, 1994                $137,567    $4,877      $.22
          April 29, 1994                   192,994    11,712       .54

          January 29, 1993                 128,357     2,931      $.13
          April 30, 1993                   168,284     9,038       .42
          July 30, 1993                    184,667    13,198       .61
          October 29, 1993                 169,148    10,149       .47

                                          $650,466   $35,316     $1.63
     Year To Date:
          April 29, 1994                  $330,561   $16,589      $.76
          April 30, 1993                   296,641    11,969       .55






     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

          Operations: Valspar's operations for the second quarter include the results for the Resin Products Division, which was acquired from Cargill, Incorporated by McWhorter, Inc. from the date of its acquisition on February 18, 1994. At the close of business on April 29, 1994, all of the assets of the Resin Products Division and the assets and liabilities of McWhorter's operations located in Philadelphia, Pennsylvania; Carpentersville, Illinois; and Portland, Oregon were distributed to Valspar shareholders in the form of a stock dividend of one share of McWhorter for every two shares of Valspar common stock held. The April 29, 1994 Balance Sheet has been adjusted to reflect the distribution. Note 3 included herein should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations for the second quarter which follows.

          The Company's sales increased 37.2% and 24.5% in the three and six months periods ended April 29, 1994, respectively, over the comparable periods of the prior year. Excluding the results of McWhorter for the second quarter and first half of 1994 and from the comparable periods in 1993, sales increased 14.7% to $192,994,000 for the quarter and 11.4% to $330,561,000 for the first six months over the comparable periods of 1993. Sales within the Consumer, Industrial, Packaging, Color Corp. and Marine Business Groups were all above last year's levels for both the quarter and first half of the year primarily due to additional volume sold. Due to the seasonal nature of the Company's business, the sales for the first six months are not necessarily indicative of the business to be expected by the Company for the balance of the fiscal year.

          Gross profit margin for both the quarter and first half of 1994 was 26.5%, down 1.3% from the second quarter and .2% from the first half of 1993. The decrease in this year's gross profit margin for both the quarter and year-to-date results was attributable to the increased sales level of lower margin resin products resulting from the acquisition of the Resin Products Division. Excluding McWhorter, the Company's gross profit margin increased from 27.9% to 29.0% for the second quarter and from 27.0% to 28.2% for the first six months of 1994. This year's improvement in gross profit margin for the Company's continuing businesses was due to increased sales of higher margin Consumer Group products, reduced manufacturing unit costs resulting from improved productivity and higher capacity utilization coupled with lower overall raw material prices in effect for the first half of 1994.

          Operating expenses (research, selling, administrative) for the second quarter and first six months of 1994 were 25.2% and 15.8% higher, respectively, than the comparable periods of the prior year. This year's increase in operating expenses was due to acquisition related expenses, additional operating expenses associated with the acquired business, increased direct selling expenses and a higher level of promotional and advertising programs associated with our Consumer Group's new business efforts. Although operating expenses for the second quarter and first half of 1994 increased over the comparable periods of 1993, as a percent of sales, operating expenses declined from 18.0% during the second quarter 1993 to 16.4% during the second quarter this year and from 19.2% during the first half of 1993 to 17.9% in the first half this year. Excluding McWhorter, comparable operating expenses for the Company's continuing businesses increased 16.0% for the quarter and 10.8% for the first half over the comparable periods of 1993. This increase in operating expenses for Valspar's continuing businesses was mainly attributable to an increase in direct selling expenses and additional Consumer Group promotional and advertising programs as noted above.

          Interest expense increased by 66.4% for the quarter and 15.8% year-to-date, as compared to last year. This increase was due to a higher level of borrowing resulting from the acquisition of the Resin Products Division. Other expense - net for the first half of 1994 included $2,474,000 of expense recognized during the first quarter of 1994 for the write-down to appraised fair value of a resin plant which was sold to Valspar at the time McWhorter acquired the Resin Products Division assets from Cargill.

          The Company's effective income tax rate for 1994 increased due to the change in the federal statutory rate during 1993. The impact of this change on the results for the second quarter and first half of 1994 was to reduce net income by approximately $.02 per share.

          Increased sales from the acquired business, along with the additional volume sold and improved gross profit margins within the Company's continuing businesses, coupled with controlled operating expenses, resulted in an increase in net income of 40.2% for the second quarter and 36.6% for the first half of 1994 over the comparable periods of the prior year. Excluding McWhorter for the second quarter and first half of 1994 along with the comparable periods last year, net income increased 29.6% to $11,712,000 ($.54 per share) for the quarter and 38.6% to $16,589,000 ($.76 per share) for the first half of 1994 over the comparable periods of the prior year.

          Financial Condition: As reported previously in the Company's Form 10-Q for the quarter ended January 28, 1994 and in Forms 8-K and 8-K/A dated March 7, 1994 and May 6, 1994, respectively, the Company completed the acquisition of Cargill's Resin Products Division during the second quarter of fiscal 1994 and distributed the common stock of McWhorter Technologies, Inc. to Valspar shareholders on a tax-free basis at the close of business on April 29, 1994.




          As a result of this transaction, the Company's stockholders' equity decreased $55,822,000 and total debt increased approximately $44,000,000. Following the transaction, the Company's total debt to capital ratio was 31.82% at the close of the second quarter compared to 5.83% at the end of fiscal 1993.

          As noted above, the Company's balance sheet at April 29, 1994 excludes the assets and liabilities of McWhorter Technologies, Inc. The balance sheets as of April 30, 1993 and October 29, 1993 include the assets and liabilities of McWhorter prior to the acquisition of the Resin Products Division. Activity presented in the Statement of Consolidated Cash Flows includes activity related to McWhorter (including the Resin Products Division from February 18, 1994 through April 29, 1994).

          During the first six months of fiscal 1994, the Company's accounts receivable increased $62,170,000. McWhorter's business accounted for $33,645,000 of this increase primarily due to the fact that the Resin Products Division's accounts receivable were not included as part of the acquisition. Investment in this working capital item occurred subsequent to February 18, 1994. The balance of the increase in Valspar's receivables was due to increased sales levels as well as an increase in extended payment terms. Inventories and prepaid assets increased by a net $14,482,000 during the first six months of 1994 compared to a net decrease of $1,630,000 during the prior year. The majority of the increase was due to an increase in Valspar's (excluding McWhorter) inventory levels to support the increase in 1994 business levels.

          Trade accounts payable and accrued liabilities increased $37,827,000 during the first six months of 1994 compared to a decrease of $6,225,000 during the first half of 1993. Approximately $21,000,000 of this increase was attributable to McWhorter - again primarily a result of the fact that Trade Accounts Payable and Accrued Liabilities related to the Resin Products Division business were not included in the acquisition. Growth of the Resin Products Division liabilities to normal business levels thus began to occur during the February 18, 1994 to April 29, 1994 time period.

          Capital expenditures for fiscal 1994 continue at a stronger pace than for 1993. In addition to the first quarter expenditure of $3,000,000 for the Statesville, North Carolina distribution center, other significant expenditures include expansion of the Company's Colorant production facilities in Louisville, Kentucky and investment in the Company's computer processing systems.


                             PART II.  OTHER INFORMATION



     ITEM 1. LEGAL PROCEEDINGS:

          During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 29, 1993.


     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

          The Annual Meeting of Stockholders was held at the offices of the Corporation at 1101 Third Street South, Minneapolis, Minnesota, on February 23, 1994. The stockholders took the following actions: (i) The stockholders elected three directors to serve for three- year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                             Votes        Votes
                                               For       Withheld
             Susan S. Boren                19,748,571      61,431
             Richard N. Cardozo            19,751,239      58,763
             Robert E. Pajor               19,747,580      62,422

          (ii) The stockholders ratified the appointment of Ernst & Young as the Company's independent auditors for fiscal 1994. 19,682,005 votes were cast for the resolution; 66,602 votes were cast against the resolution; shares representing 61,394 votes abstained; and there were no broker non-votes.


     ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K:

                (a)No exhibits are included herein.

          (b)During the three months ended April 29, 1994, a report on Form 8-K, dated February 18, 1994, was filed on March 7, 1994, covering the acquisition of certain assets of the Resin Products Division of Cargill, Incorporated by McWhorter, Inc. Additionally, a report on Form 8-K/A, dated March 7, 1994, was filed on May 6, 1994, covering the spin-off of McWhorter Technologies, Inc. to Valspar shareholders in the form of a stock dividend as of the close of business on April 29, 1994.



                                      SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE VALSPAR CORPORATION



     Date:  June 13, 1994                       By     /s/R. Engh

                                                     R. Engh
                                                     Secretary



     Date:  June 13, 1994                       By     /s/P. C. Reyelts

                                                     P. C. Reyelts
                                                     Vice President, Finance
                                                     (Chief Financial Officer)