Form 10-Q
period 1994-07-29
VALSPAR CORP
filed 1994-09-12
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549





                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934





For the Nine Months                                              Commission File
Ended July 29, 1994                                               Number: 1-3011




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

As of August 31, 1994, The Valspar Corporation has 21,577,882 shares of common stock outstanding, excluding 5,082,774 shares held in treasury. The Company had no other classes of stock outstanding.

                            THE VALSPAR CORPORATION


                               Index to Form 10-Q
                        for quarter ended July 29, 1994


PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements                                                                           Page No.

Condensed Consolidated Balance Sheets - July 29, 1994,
  July 30, 1993, and October 29, 1993...............................................................     2 & 3

Condensed Consolidated  Statements  of Income - Three months and nine months
  ended July 29, 1994 and July 30, 1993............................................................        4

Condensed Consolidated Statements of Consolidated Cash Flows -
  Nine months ended July 29, 1994 and July 30, 1993.................................................       5

Notes to Condensed Consolidated Financial Statements -
  July 29, 1994.....................................................................................     6 & 7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations...............................................................     8 & 9


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings............................................................................      10

Item 6. Exhibits and Reports on Form 8-K.............................................................      10


SIGNATURES  ........................................................................................       11


                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)


                                                          July 29,            July 30,               October 29,
                                                             1994                1993                   1993
                                                         (Unaudited)         (Unaudited)               (Note)
ASSETS

CURRENT ASSETS:

  Cash and short-term securities                       $     1,684            $     1,880            $    1,637

  Accounts receivable less
   allowance (7/29/94-$1,255;
   7/30/93-$1,583; 10/29/93-$985)                          124,780               116,912                105,505

  Inventories:
   Manufactured products                                    55,791                41,879                 42,587
   Raw material, supplies and
    work in process                                         27,825                26,662                 25,688
   Jobbed and sundry goods                                     111                   112                    115
                                                      ------------          ------------           ------------
                                                            83,727                68,653                 68,390

  Other current assets                                      18,318                16,306                 21,948
                                                        ----------            ----------             ----------

    TOTAL CURRENT ASSETS                                   228,509               203,751                197,480

OTHER ASSETS                                                34,056                37,362                 36,179

PROPERTY, PLANT AND EQUIPMENT                              197,438               200,004                207,168
  Less allowance for depreciation                          (97,735)             (100,410)              (104,029)
                                                        ----------             ---------              ---------
                                                            99,703                99,594                103,139
                                                        ----------            ----------             ----------

                                                          $362,268              $340,707               $336,798
                                                          ========              ========               ========



Note: The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED - (DOLLARS IN
THOUSANDS)

                                                             July 29,             July 30,              October 29,
                                                                1994                 1993                   1993
                                                            (Unaudited)          (Unaudited)              (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to banks                                       $  24,036            $  25,000            $    3,500
  Trade accounts payable                                          48,275               46,222                44,746
  Income taxes                                                     9,258               10,525                11,412
  Accrued liabilities                                             53,659               48,165                53,035
  Current portion of long-term debt                                  212                  787                   788
                                                             -----------          -----------           -----------
     TOTAL CURRENT LIABILITIES                                   135,440              130,699               113,481

LONG-TERM DEBT                                                    42,483                9,347                 7,890

DEFERRED LIABILITIES                                              16,788               14,836                18,909


STOCKHOLDERS' EQUITY:

  Common stock (Par Value-$.50;
   Authorized 30,000,000 shares;
   Shares issued, including shares
   in treasury--26,660,656)                                       13,330               13,330                13,330

  Additional paid-in capital                                       5,208                1,416                 2,269

  Retained earnings                                              191,542              213,653               223,483

  Other                                                           (2,397)              (1,191)               (1,109)
                                                             -----------          -----------           -----------
                                                                 207,683              227,208               237,973
  Less cost of common stock in
   treasury (7/29/94-4,943,059
   shares; 7/30/93-5,164,133 shares;
   10/29/93-5,154,506 shares)                                     40,126               41,383                41,455
                                                              ----------           ----------            ----------

                                                                 167,557              185,825               196,518
                                                               ---------            ---------             ---------

                                                                $362,268             $340,707              $336,798
                                                                ========             ========              ========

Note: The Balance Sheet at October 29, 1993 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED

                                                               July 29,             July 30,         July 29,             July 30,
                                                                 1994                 1993             1994                 1993

Net sales                                                      $200,961             $196,861         $594,567             $513,071

Costs and expenses:

     Cost of sales                                              141,568              139,436          430,829              371,224

     Research                                                     6,627                6,295           20,133               18,138

     Selling and administration                                  28,147               27,136           85,003               76,078

     Interest expense                                               723                  388            1,838                1,358

     Other (income)/expense - net                                  (574)                (219)           1,142                   13
                                                           ------------           ----------     ------------         ------------
                                                                176,491              173,036          538,945              466,811
                                                              ---------            ---------        ---------            ---------

Income before income taxes                                       24,470               23,825           55,622               46,260

Income taxes                                                      9,910                9,411           22,527               18,273
                                                            -----------          -----------      -----------          -----------

Net income                                                     $ 14,560             $ 14,414         $ 33,095             $ 27,987
                                                             ==========           ==========        =========            =========

Net income per common share (Note 2):                             $0.67                $0.66            $1.51                $1.29
                                                            ===========          ===========      ===========          ===========

Average number of common
     shares outstanding                                      21,867,009           21,675,823       21,847,472           21,697,288

Dividends paid per
     common share                                                 $0.13                $0.11            $0.39                $0.33



See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(DOLLARS IN THOUSANDS)
                                                            NINE MONTHS ENDED
                                                           July 29,     July 30,
                                                            1994         1993
OPERATING ACTIVITIES:
        Net income                                       $ 33,095      $ 27,987
        Adjustments to reconcile net income to
         net cash provided by operating activities:
           Depreciation and amortization                   14,706        15,678
           Provisions for:
            Other deferred liabilities                     (1,399)          564
            Loss on sales or abandonment of
             property, plant and equipment                  1,893           343
            Increase/(decrease) in cash due to
             changes in net operating assets,
             net of effects of acquired businesses:
              Accounts and notes receivable               (59,661)      (24,686)
              Inventories and prepaid assets              (19,463)        5,774
              Trade accounts payable and accrued
               liabilities                                 36,896        (2,465)
              Income taxes payable                            407         3,151
         Other                                               (298)         (142)
                                                      -----------    -----------

        Net Cash Provided by Operating Activities           6,176        26,204

INVESTING ACTIVITIES:
        Purchases of property, plant and equipment        (20,569)      (11,394)
        Acquired businesses/assets, net of cash           (75,385)       (1,000)
        Investment in joint ventures                           --        (3,484)
        Other                                                (892)         (166)
                                                      -----------   -----------

        Net Cash Used in Investing Activities             (96,846)      (16,044)

FINANCING ACTIVITIES:
        Net proceeds from borrowings                       97,386         1,577
        Proceeds from sale of treasury stock                3,231           928
        Purchase of shares of Common Stock for treasury      (474)       (5,522)
        Dividends paid                                     (8,446)       (7,106)
        Other                                                (980)           63
                                                      -----------  ------------

        Net Cash Provided by (Used in)
         Financing Activities                              90,717       (10,060)

INCREASE IN CASH                                               47           100

CASH AT BEGINNING OF YEAR                                   1,637         1,780
                                                       ----------     ----------

CASH AT END OF PERIOD                                   $   1,684     $   1,880
                                                        =========     =========


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 1994

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended October 29, 1993. Operating results for the three month and nine month periods ended July 29, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 1994.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents on stock options.

NOTE 3: On February 18, 1994, Valspar's wholly-owned subsidiary, McWhorter, Inc., purchased substantially all of the assets, consisting primarily of inventory and fixed assets, but excluding accounts receivable, of the Resin Products Division of Cargill, Incorporated for approximately $76 million. McWhorter's financing for the Resin Products Division acquisition was derived from two sources: $44 million in cash received upon collection of an intercompany balance due from Valspar and $32 million in bank financing. Valspar utilized existing credit facilities to finance payment of the intercompany balance owed to McWhorter. Immediately after the acquisition, McWhorter, Inc., was merged into McWhorter Technologies, Inc. ("McWhorter"), with the surviving Delaware corporation remaining a wholly-owned subsidiary of the Company.

At the close of business on April 29, 1994, all of the assets of the Resin Products Division and the assets and liabilities of McWhorter's operations located in Philadelphia, Pennsylvania; Carpentersville, Illinois; and Portland, Oregon were distributed to the Valspar shareholders in the form of a stock dividend. The April 29, 1994 Balance Sheet included in the second quarter Form 10-Q reflects this distribution. In accordance with the Distribution Agreement dated February 18, 1994 between Valspar and McWhorter, prior to the distribution, McWhorter transferred to Valspar resin assets located at facilities in Los Angeles, California; Rockford and Kankakee, Illinois; and Garland, Texas.

 The significant assets and liabilities of the spun-off entity as of April 29, 1994 were as follows:

Assets:          Accounts receivable                                         $40,386
                 Inventory                                                    21,435
                 Other assets                                                  3,734
                 Property, plant and equipment (net)                          69,523

Liabilities:     Notes to bank                                               (12,700)
                 Accounts payable                                            (22,382)
                 Accrued liabilities                                         (11,250)
                 Long-term debt                                              (30,133)
                 Other liabilities                                            (2,791)
                                                                           ---------
                 NET ASSETS                                                  $55,822
                                                                             =======

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - CONTINUED JULY 29, 1994

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


                                    (Dollars in Thousands, except per share amount)

                                                                          Net               Net            Net Income
                                                                         Sales            Income            Per Share


Quarter Ended:
         January 28, 1994                                               $137,567         $  4,877            $  .22
         April 29, 1994                                                  192,994           11,712               .54
         July 29, 1994                                                   200,961           14,560               .67

         January 29, 1993                                                128,357            2,931            $  .13
         April 30, 1993                                                  168,284            9,038               .42
         July 30, 1993                                                   184,677           13,198               .61
         October 29, 1993                                                169,148           10,149               .47
                 --- ----                                                -------           ------               ---

                                                                        $650,466          $35,316             $1.63
                                                                        --------          -------             -----

Year To Date:
         July 29, 1994                                                  $531,522          $31,149             $1.43
         July 30, 1993                                                   481,318           25,167              1.16


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Operations: The Company's sales increased 2.1% and 15.9% in the three and nine month periods ended July 29, 1994, respectively, over the comparable periods of the prior year. At the end of the second quarter (April 29, 1994), all of the Common Stock of McWhorter Technologies, Inc., was distributed to the holders of Valspar Common Stock on a pro rata basis. Excluding the results of McWhorter for the first half of 1994 and for the first three quarters of 1993, sales increased 8.8% to $200,961,000 for the quarter and 10.4% to $531,522,000 for the nine months. Sales within the Consumer, Industrial, Packaging, Color Corp., and Marine Business Groups were all above last year's levels for both the third quarter and the first nine months of 1994, primarily due to additional volume sold.

                The Company's gross profit margin for the quarter increased to 29.6% from 29.2% last year while, year-to-date gross profit margin decreased to 27.5% from 27.6% in 1993. Excluding McWhorter, the Company's gross profit margin increased from 29.5% to 29.6% for the third quarter and from 28.0% to 28.7% for the first nine months of 1994 as compared to 1993. This year's improvement in gross profit margin for the Company's continuing businesses was due to reduced manufacturing unit costs resulting from improved productivity and higher capacity utilization coupled with slightly lower overall raw material prices in effect for the first nine months of 1994.

                Operating expenses (research, selling and administrative) for the third quarter and the first nine months of 1994 were 4.0% and 11.6% higher, respectively, than the comparable periods of the prior year. This year's increase on a year-to-date basis was due to additional operating expenses associated with the acquired business, increased direct selling expenses and a higher level of promotional and advertising programs associated with our Consumer Group's new business efforts. As a percent of sales, the operating expenses for the first nine months of 1994 decreased to 17.7% from 18.4% for the comparable period a year ago. Excluding McWhorter, comparable operating expenses for the Company's continuing businesses increased 8.3% for the quarter and 9.9% for the first nine months over the comparable periods for 1993. This increase in operating expense for Valspar's continuing businesses was mainly attributable to increased direct selling expenses and additional Consumer Group promotional and advertising programs as noted above.

                Interest expense increased by 86.3% for the quarter and 35.3% year-to-date as compared to last year. This increase was due to a higher level of borrowing resulting from the acquisition of Cargill's Resin Products Division and a higher level of interest rates. Other expense-net for the first nine months of 1994 included $2,474,000 of expense recognized during the first quarter of 1994 for the write-down to appraised fair value of a resin plant which was sold to Valspar at the time McWhorter acquired the Resin Products Division assets from Cargill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D.)

                The Company's effective income tax rate for 1994 increased due to the change in the federal statutory rate during 1993. The impact of this change was to reduce net income per share by approximately $.01 per share for the third quarter and $.02 per share for the first nine months of 1994.

                Net income for the third quarter and first nine months of 1994 increased 1.0% and 18.3%, respectively, over the comparable periods of the prior year. This year's increase in net income resulted from increased sales from the acquired business along with additional volume sold within the Company's continuing businesses. Excluding the results for McWhorter, net income increased 10.3% to $14,560,000 ($.67 per share) for the third quarter and 23.8% to $31,149,000 ($1.43 per share) for the first nine months of 1994 over the comparable periods of 1993.

                 Financial Condition: The Company's total debt to capital at the close of the third quarter of 1994 was 28.48% compared to 5.83% at the end of fiscal 1993. This increase was due to the additional debt and reduction in equity associated with the McWhorter spin-off. Working capital (excluding Cash and Notes Payable to Banks) was $115,421,000 at the close of third quarter 1994 compared to $96,172,000 at the end of third quarter 1993. Increased accounts receivable and inventory levels resulting from stronger business levels in 1994 were the primary contributors to this increase in working capital. As described in the second quarter Form 10-Q, the Statement of Consolidated Cash Flows for 1994 includes activity related to McWhorter through April 29, 1994, including activity of the acquired Resin Products Division from February 18, 1994 to April 29, 1994.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

                    (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

                    (b) During the three months ended April 29, 1994, a report on Form 8-K, dated February 18, 1994, was filed on March 7, 1994, covering the acquisition of certain assets of the Resin Products Division of Cargill, Incorporated by McWhorter, Inc. Additionally, a report on Form 8-K/A, dated March 7, 1994, was filed on May 6, 1994, covering the spin-off of McWhorter Technologies, Inc. to Valspar shareholders in the form of a stock dividend as of the close of business on April 29, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         THE VALSPAR CORPORATION



Date: September 9, 1994                                           By /s/R. Engh
                                                                         R. Engh
                                                                       Secretary



Date:  September 9, 1994                                  By    /s/P. C. Reyelts
                                                            --------------------
                                                                   P. C. Reyelts
                                                         Vice President, Finance
                                                       (Chief Financial Officer)