Form 10-K
period 1994-10-28
VALSPAR CORP
filed 1995-01-26
CIK 102741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 28, 1994         Commission file number 1-3011

                            THE VALSPAR CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                              36-2443580
(State of incorporation)                                    (I.R.S. Employer
                                                            Identification No.)

            1101 Third Street South
            Minneapolis, Minnesota                             55415
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code               (612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                           on which Registered
     Common Stock, $.50 Par Value                     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days.
                               Yes __X__ No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in defini-tive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 30, 1994 was $390 million based on the closing sales price of $33.50 per share as reported on the New York Stock Exchange. As of such date, 21,544,479 shares of Common Stock, $.50 par value per share (net of 5,116,177 shares in treasury) were outstanding.

                  DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                                                  Location in Form 10-K


1.   The Valspar Corporation Annual Report to Stockholders                                 Parts II and IV
     for fiscal year ended October 28, 1994

2.   The  Valspar  Corporation  Notice  of  1995  Annual  Meeting of                         Part  III
     Stockholders  and  Proxy  Statement  to be filed  with the  Securities  and
     Exchange Commission within 120 days of fiscal year ended October 28, 1994


PART I

ITEM 1.     BUSINESS

                                  DESCRIPTION

The Valspar Corporation (the "Company") is a paint and coatings manufacturer and has one reportable industry segment. Operating groups of the Company are organized so as to reflect classes of similar products, and the following table shows the percentage of net sales for these groups for the past three fiscal years.

Class of Products      1994    1993    1992

Consumer Coatings        31%     30%     29%
Packaging Coatings       25      27      27
Industrial Coatings      23      23      23
Special Products         21      20      21

                       PRODUCTS AND DISTRIBUTION METHODS

The Company is engaged in the manufacture and distribution of paint and coatings through its Consumer Coatings, Industrial Coatings, Packaging Coatings and Special Products groups.

The CONSUMER COATINGS group manufactures and distributes a full line of latex and oil-based paints, stains and varnishes serving primarily the do-it-yourself market. Its products are marketed under proprietary brands (Colony, Valspar, Enterprise, Magicolor, McCloskey, BPS and Masury) and under private labels. Colony, Valspar, Enterprise and McCloskey paint sales are directed primarily to home improvement centers. Magicolor's marketing focus is mass merchants and the branded products of Masury and Valspar are sold directly to paint specialty stores and independent building material outlets. Private label and BPS consumer products are primarily sold to hardware wholesalers, home center chains, farm store chains and farm cooperatives. A group of specialty products, which includes Valspar and McCloskey varnishes, clear polyurethanes, interior stains and marine paints, is sold nationally through all of these channels. Merchandising assistance is provided to consumer customers in the form of seasonal promotion programs, cooperative advertising on a local basis, informational literature and self-merchandised displays. Consumer products are distributed throughout the United States, primarily from factory warehouses and warehouse distribution centers.

The primary manufacturing plants for CONSUMER COATINGS are located in Azusa, California; Garland, Texas; Philadelphia, Pennsylvania; Rockford, Illinois; Tampa, Florida; and Wheeling, Illinois. The latex manufacturing plant in Wheeling is one of the most modern facilities in the consumer paint industry. The Garland plant is also a very modern manufacturing facility providing needed capacity for producing consumer latex paint, industrial coatings, packaging coatings and resins. In December 1993, a 200,000 square foot warehouse building located in Statesville, North Carolina was purchased and has been used as a distribution center. During 1994, the building was modified to include a modern consumer latex paint plant. Production will begin in early 1995.

The PACKAGING COATINGS group is the largest coatings supplier to the rigid packaging industry in North America and a major licensor of the related technology to coatings companies throughout the world. Packaging coatings for application to food and beverage can bodies and ends comprise the largest volume of sales by this group. Great care is taken to ensure that these coatings meet F.D.A. and U.S.D.A. standards. Also produced are coatings for aerosol cans, bottle crowns, closures for glass bottles, and coatings for flexible packaging-paper, film and foil substrates. In 1994, the Packaging Coatings Group expanded its operations to the Far East by opening a sales office in Hong Kong to sell to and service customers in Southeast Asia. The group also entered into a letter of intent with a large Chinese company for the manufacture of packaging coatings in the Peoples Republic of China which is expected to begin operations in late 1995.

The primary manufacturing plants for the PACKAGING COATINGS group are in Azusa, California; Covington, Georgia; Garland, Texas; Pittsburgh, Pennsylvania; Rochester, Pennsylvania; and West Hill, Ontario, Canada.

The INDUSTRIAL COATINGS group manufactures and distributes, primarily in the United States and Canada, decorative and protective coatings for application to wood, metal and plastic substrates. The Company is a major supplier of finishes to the furniture and wood paneling industry. Products include fillers, primers, stains and topcoats which are sold for such diversified end uses as exterior siding, prefinished flooring, interior wall paneling, kitchen cabinets, pianos and furniture. For metal and plastic substrates a large variety of coatings are formulated to meet customers' needs and also, when required, to meet EPA requirements through the use of such technologies as electrodeposition, powder, high solids, water-borne and UV light cured coatings. These products are used by a wide range of industries including the railcar, appliance, office furniture, agricultural and construction equipment and metal fabrication industries. The Company also supplies coating systems to the coil coatings industry which are used to coat coils of metal prior to fabrication into products for such markets as pre-engineered buildings, doors, lighting fixtures and appliances. The Company does not sell original equipment manufacturers of auto body primer or exterior topcoats but has a definitive agreement to acquire Sunbelt Coatings, Inc., a manufacturer of automotive and fleet refinish coatings. The acquisition is expected to be completed in the second quarter of fiscal 1995. The Company is also a supplier for auto underbody, underhood and some exterior trim parts.

The manufacturing plants for the INDUSTRIAL COATINGS group are located at Fort Wayne, Indiana; Garland, Texas; High Point, North Carolina; Jackson, Tennessee; Kankakee, Illinois; and West Hill, Ontario, Canada.

The SPECIAL PRODUCTS group is engaged in the production and marketing, primarily in the United States, of resins and emulsions for coatings, heavy duty maintenance and marine coatings, high performance floor coatings for industrial and commercial use, colorants and colorant systems. Emulsions and resins are produced at the Company's facilities in Los Angeles, California; Garland, Texas; Kankakee and Rockford, Illinois for use by the Company and for sale to other coatings manufacturers. Certain resin operations previously included in the Company's McWhorter subsidiary were distributed to the Company's shareholders in the form of a stock dividend at the time of the spin-off of McWhorter Technologies, Inc. in April 1994. Following the spin-off, the Company retained the resin operations located in Los Angeles, Rockford, Kankakee and Garland as described above. The spin-off is described in Note B to the Consolidated Financial Statements on pages 15 and 16 of Valspar's 1994 Annual Report to Stockholders included in this Form 10-K. By mid 1995, production of emulsions will begin at a new resin plant under construction in Marengo, Illinois to support the growth of the Company's consumer paint business and to better service external customers. Heavy duty maintenance coatings are formulated for applicators with highly corrosive and other harsh environmental exposures requiring specialized coatings technology. Major markets are petrochemical units, utilities, nuclear plants, paper mills, food processing and pharmaceutical plants, waste and water treatment facilities, off-shore oil structures and the marine industry. Heavy duty maintenance and marine coatings are primarily manufactured in Beaumont, Texas and Garland, Texas. Also distributed through its Federal International Chemical division are specialty coatings and resurfacers for concrete and wood floors. These products are produced at Federal's plant in Chicago, Illinois. Paint colorants, manufactured at the Company's facilities in Chicago and Rockford, Illinois, are used by retail paint dealers to color paint to customer specification. These colorants are used to support the Company's consumer business and are sold directly to external customers. During 1994, new colorant capacity was added to the Company's Louisville, Kentucky plant. This state-of-the-art facility primarily produces colorants to serve the industrial segment as well as provide additional trade sales colorant capacity.

The Company invested in two joint ventures during the first quarter of 1993. To expand coatings sales in the Mexican and Central American markets, the Company formed a joint venture with Pinturas Atlas Marlux called Valspar-Marlux to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings. To further develop the professional paint market served by home centers, the Company entered into a sales and marketing joint venture with Smiland Paint Company called Conco Paint Company. In each venture, both the Company and its joint venture partner manufacture the products sold by the joint venture.

                                 RAW MATERIALS

Materials are procured from a number of suppliers. Many of these raw materials are petroleum based derivatives, including olefin and natural gas derivatives, as well as mined products. Under normal conditions all of these materials are generally available on the open market, although prices and availability are subject to fluctuation from time to time.

                                    PATENTS

The Company's business is not materially dependent upon franchises, licenses or similar rights, or on any single patent or trademark or group of related patents or trademarks.

                     SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally highest during the third quarter of the fiscal year. This seasonality is due to the buying cycle of the consumer paint and heavy duty maintenance businesses. During the first quarter, when sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term credit lines discussed in Note E of the Notes to Consolidated Financial Statements on pages 16 and 17 of Valspar's 1994 Annual Report to Stockholders included in this Form 10-K.

                             SIGNIFICANT CUSTOMERS

No material part of the business is dependent upon a single customer or upon a small number of customers, the loss of which would have a materially adverse effect on the Company.

                        BACKLOG AND GOVERNMENT CONTRACTS

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the Government.

                                  COMPETITION

All aspects of the paint and coatings business are highly competitive. There are approximately 800 domestic paint and coatings manufacturers, and the Company now ranks sixth in North America with less than 5% of the market.

Principal methods of competition for consumer coatings and specialty paint products include price, consumer recognition, product innovation, product quality and rapid response to customer orders. The Company offers merchandising and promotion programs to its consumer customers to counter the extensive advertising programs of some of its competitors, and has maintained product recognition through high quality, well-designed products.

Principal methods of competition for industrial and packaging coatings are technical capabilities for specific product formulation, ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new product concepts. The Company believes that its industrial and packaging coatings are competitive in these respects in the industries it serves. The markets for these coatings are increasingly global and the Company is taking measures to establish a presence in Asia and Europe to address these important markets.

Principal methods of competition for resins and emulsions, heavy duty maintenance coatings and high performance floor coatings are product quality, rapid response to customer orders, technical assistance to the customer in product application, price and new product development. The Company believes it is competitive in these respects in the Special Products business discussed previously.

The Company competes in the colorant and colorant systems business with fewer than five colorant manufacturers. The Company ranks second in sales to the largest colorant producer, which has greater than 50% of U.S. colorant sales. Competitive factors include color design and range, product quality, compatibility with various types of paint bases, dealer merchandising assistance and price. The Company believes that it is competitive in these respects.

                            RESEARCH AND DEVELOPMENT

Research and development costs for fiscal 1994 were $26,980,000, representing a 9.8% increase over fiscal 1993 ($24,579,000). Fiscal 1993 costs decreased slightly over those of fiscal 1992 ($24,802,000). Fiscal 1992 was a 53 week fiscal year. Excluding the additional accounting week, research and development costs for fiscal 1993 increased 1% over fiscal 1992. Primary emphasis has been in emerging technologies in the industrial and packaging coatings markets.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 1994, and capital expenditures for 1995 to comply with existing laws and regulations are also not expected to be material.

                                   EMPLOYEES

The Company employs approximately 2,500 persons, approximately 538 of whom are members of unions.

                      FOREIGN OPERATIONS AND EXPORT SALES

The Company's plant in West Hill, Ontario, Canada manufactures and distributes packaging, coil and general industrial coatings for the Canadian market. This plant is one of the largest suppliers of powder coatings in Canada. Other than the business of the Canadian subsidiary, the Company's foreign operations consist primarily of licensing and joint venture arrangements. Technologies for packaging and heavy duty maintenance coatings, colorants, powder coatings and general industrial coatings are currently licensed to paint and coating manufacturers in over twenty foreign countries. The markets for industrial and packaging coatings are becoming increasingly global. To capitalize on this globalization, the Company is reducing its reliance on licensing agreements in various foreign countries and placing greater emphasis on joint ventures which provide the Company an equity interest and permit the Company to exert greater control over the use of its technology. Export sales are not material.

ITEM 2.     PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations are conducted at seventeen locations, primarily in Illinois, California, Texas and Pennsylvania with one plant in West Hill, Ontario, Canada. Fourteen plants with square footage of 2,170,000 are owned and three of the plants with square footage of 250,000 are leased. The Statesville, North Carolina plant with 50,000 square footage and the Marengo, Illinois plant with 52,000 square footage will begin production in 1995.

The Company considers that the principal properties and facilities owned or leased by it are adequately maintained, in good operating condition and are adequate for the purposes for which they are being used. Operating capacity varies by division, but for most of the Company's businesses, additional productive capacity is available by increasing the number of shifts worked.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various claims relating to environmental and waste disposal matters at the sites of a number of current and former plants. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, the Company believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 1994 Annual Report to Stockholders incorporated by reference into Part II Item 7.

The Company is a defendant in a number of other legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged. The Company believes that these legal proceedings, individually and in the aggregate, will not have a material adverse effect on its business or financial condition.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 1994 to a vote of security holders.

- --------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in February 1995, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

               Name                    Age                               Position

   C. Angus Wurtele                 60              Chairman  of the Board and  Chief  Executive  Officer
                                                    since February 1973

   Robert E. Pajor                  58              Vice Chairman since March 1994

   Richard M. Rompala               48              President since March 1994

   Larry B. Brandenburger           47              Vice  President,   Research  and  Development   since
                                                    October 1989

   Stephen M. Briggs                38              Vice President,  Consumer Coatings Group since August
                                                    1993

   Rolf Engh                        41              Vice  President,  International  since September 1993
                                                    and Secretary since April 1993

   Steven L. Erdahl                 42              Vice President,  Industrial Coatings Group since June
                                                    1991

   William L. Mansfield             46              Vice  President,   Packaging   Coatings  Group  since
                                                    February 1991

   Paul C. Reyelts                  48              Vice President, Finance since April 1982

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to March 1994, Mr. Pajor was President and Chief Operating Officer since June 1981.

Prior to March 1994, Mr. Rompala was Group Vice President-Coatings and Resins since January 1992 and Group Vice President-Chemicals since June 1987 at PPG Industries, Inc.

Prior to August 1993, Mr. Briggs was Vice President, Consumer Sales since February 1992. Previously he held the position of Vice President, Color Corporation of America and McCloskey since December 1991 and was General Manager, Color Corporation of America since November 1989.

Prior to April 1993, Mr. Engh was a partner of Lindquist & Vennum, a Minneapolis, Minnesota law firm, since 1986.

Prior to June 1991, Mr. Erdahl was Vice President, Metal Coatings since October 1989.

Prior to February 1991, Mr. Mansfield was Vice President, Packaging Coatings since July 1990. Previously he held the position of Packaging Group General Manager since July 1989.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The information in the section titled "Stock Information and Dividends" on page 7 of Valspar's 1994 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section commencing December 8, 1993, represent transactions on the New York Stock Exchange. Prior to that date, the Company's Common Stock was traded on the American Stock Exchange. The number of record holders of the Company's Common Stock at December 30, 1994 was 1,903.

The quarterly dividend declared December 14, 1994, which was paid January 13, 1995 to Common Stockholders of record December 30, 1994, was increased to 15 cents per share.

ITEM 6.     SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1990 through 1994 on pages 6 and 7 of Valspar's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 1994 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 19 of Valspar's 1994 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 and 3 of Valspar's Proxy Statement dated January 20, 1995 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 6 and 7 and the section titled "Directors Compensation" on pages 4 and 5 of Valspar's Proxy Statement dated January 20, 1995 is incorporated herein by reference. The information on pages 8 through 11 of Valspar's Proxy Statement dated January 20, 1995 is not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 12 and 13 of Valspar's Proxy Statement dated January 20, 1995 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 5 of Valspar's Proxy Statement dated January 20, 1995 is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) For financial statements and financial statement schedules filed as a part of this report, reference is made to "Index to Financial Statements and Financial Statement Schedules" on page F-2 of this report. For a list of exhibits filed as a part of this report, see Item 14(c) below. Compensatory Plans listed in Item 14(c) are denoted by a double asterisk.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended October 28, 1994.

(c)  The following exhibits are filed as part of this report.

        Exhibit
          No.                                            Description
         3(a)7        CERTIFICATE OF INCORPORATION--as  amended to and including
                      June 30,  1970,  with further  amendments  to Article Four dated  February 29,  1984,  February 25, 1986 and February
                      26, 1992, and to Article Eleven dated February 25, 1987

         3(b)3        BY-LAWS--as amended to and including February 25, 1987

         10(a)1       THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN **

         10(b)1       THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN **

         10(c)2       THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN **

         10(d)5       THE  VALSPAR  CORPORATION  DEFERRED  BONUS AND STOCK  SALE
                      PLAN--as  amended  August 12, 1987,  December 21, 1988 and
                      December 12, 1990 **

         10(e)4       THE VALSPAR  CORPORATION  1982 INCENTIVE STOCK OPTION PLAN--as  amended February 25,
                      1987 **

         10(f)4       THE VALSPAR CORPORATION NONQUALIFIED STOCK
                      OPTION PLAN **

         10(g)6       THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN **

         10(h)6       THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN **

         10(i)7       THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN **

         10(j)8       THE  VALSPAR  CORPORATION  RESTRICTED  STOCK  PLAN  FOR  NON-EMPLOYEE  DIRECTORS--as
                      amended December 14, 1994**

         10(k)7       THE VALSPAR CORPORATION ANNUAL BONUS PLAN **

         10(l)7       THE VALSPAR CORPORATION INCENTIVE BONUS PLAN **

         10(m)+       DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

         10(n)+       ENVIRONMENTAL MATTERS AGREEMENT

         10(o)+       TECHNOLOGY LICENSE AGREEMENT

         10(p)+       TAX SHARING AGREEMENT

         10(q)+       MASTER TOLLING AGREEMENT

         10(r)+       SALE AND PURCHASE OF ASSETS AGREEMENT  BETWEEN CARGILL,  INCORPORATED AND McWHORTER,
                      INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

         10(s)+       AGREEMENT   CONTAINING   CONSENT  ORDER   EXECUTED  AS  OF
                      SEPTEMBER  30, 1993 BY THE FEDERAL TRADE  COMMISSION,  THE
                      VALSPAR CORPORATION AND McWHORTER, INC.

         10(t)+       $60,000,000  CREDIT  AGREEMENT DATED AS OF FEBRUARY 1, 1994 AMONG  McWHORTER,  INC.,
                      McWHORTER  TECHNOLOGIES,  INC.,  THE  BANKS  LISTED  THEREIN  AND  WACHOVIA  BANK OF
                      GEORGIA, N.A., AS AGENT

         10(u)+       LEASE AGREEMENT BETWEEN  McWHORTER  TECHNOLOGIES,  INC. AND THE VALSPAR  CORPORATION
                      FOR THE LEASE TO McWHORTER OF OFFICE AND LABORATORY SPACE IN MINNEAPOLIS, MINNESOTA

         10(v)+       LEASE AGREEMENT BETWEEN  McWHORTER  TECHNOLOGIES,  INC. AND THE VALSPAR  CORPORATION
                      FOR THE LEASE TO VALSPAR OF MANUFACTURING,  WAREHOUSING, LABORATORY AND OFFICE SPACE
                      IN PHILADELPHIA, PENNSYLVANIA

         13* 1994 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

         22*          Subsidiaries of the Registrant

         23(a)*       Consent of Independent Auditors--Ernst & Young LLP

         23(b)*       Consent of Independent Auditors--Deloitte & Touche LLP

         28(a)*       Financial  Statements  for the Years Ended October 28, 1994 and October 29, 1993 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

         28(b)*       Financial  Statements  for the Years Ended October 28, 1994 and October 29, 1993 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

         28(c)*       Financial  Statements  for the Years Ended October 28, 1994 and October 29, 1993 and
                      Independent Auditors' Report--Valspar Profit Sharing Retirement Plan
     ----------------------------

1    As filed with Form 10-K for the period ended October 31, 1981.

2    As filed with Form 10-K for the period ended October 31, 1983.

3    As filed with Form 10-K for the period ended October 30, 1987.

4    As filed with Form 10-K for the period ended October 27, 1989.

5    As filed with Form 10-K for the period ended October 26, 1990.

6    As filed with Form 10-K for the period ended October 25, 1991.

7    As filed with Form 10-K for the period ended October 30, 1992.

8 Plan filed with Form 10-K for the period ended October 30, 1992; amendment filed with this Form 10-K.

*    As filed with this Form 10-K.

** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

+ Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15, respectively to Form S-1 Registration Statement of McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.

Portions of the 1995 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)   See page F-2 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       THE VALSPAR CORPORATION


January 24, 1995                                       /s/ Rolf Engh
                                                       Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ C. Angus Wurtele                        January 24, 1995       /s/ Thomas R. McBurney           January 24, 1995
C. Angus Wurtele, Chairman of the Board                            Thomas R. McBurney, Director
and Chief Executive Officer


/s/ Paul C. Reyelts                         January 24, 1995       /s/ Kendrick B. Melrose          January 24, 1995
Paul C. Reyelts, Vice President, Finance                           Kendrick B. Melrose, Director
(Chief Financial Officer)


/s/ Curtis O. Huovie                        January 24, 1995       -------------------------------
Curtis O. Huovie, Vice President                                   Robert E. Pajor, Director
and Controller (Chief Accounting Officer)                          (Vice Chairman)


/s/ Susan S. Boren                          January 24, 1995       -------------------------------
Susan S. Boren, Director                                           Gregory R. Palen, Director


- ----------------------------------                                 /s/ Lawrence Perlman             January 24, 1995
Richard N. Cardozo, Director                                       Lawrence Perlman, Director


- ----------------------------------                                 /s/ Richard M. Rompala           January 24, 1995
William W. George, Director                                        Richard M. Rompala, Director
                                                                   (President)

                                                                   -------------------------------
                                                                   Michael P. Sullivan, Director


                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                         Financial Statement Schedules

                                Certain Exhibits

                          Year ended October 28, 1994

                            THE VALSPAR CORPORATION
                             Minneapolis, Minnesota


                            The Valspar Corporation

                Form 10-K--Item 14(a)(1) and (2) and Item 14(d)

        Index to Financial Statements and Financial Statement Schedules


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 28, 1994:

                                                                                       Pages in Annual Report
Report of Independent Auditors......................................................................20

Financial Statements:
   Consolidated Balance Sheets--October 28, 1994 and October 29, 1993...............................11
   Consolidated Statements of Income--Years ended October 28, 1994,
      October 29, 1993 and October 30, 1992.........................................................12
   Consolidated Statements of Changes in Stockholders' Equity--
      Years ended October 28, 1994, October 29, 1993 and October 30, 1992...........................12
   Consolidated Statements of Cash Flows--Years ended October 28, 1994,
      October 29, 1993 and October 30, 1992.........................................................13
   Notes to Consolidated Financial Statements....................................................14-19

Selected Quarterly Financial Data (Unaudited).......................................................19


The following consolidated financial statement schedules should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedules:

   Years ended October 28, 1994, October 29, 1993 and October 30, 1992

Schedule.                                                                                         Page
     VIII             Valuation and Qualifying Accounts and Reserves...............................F-3
     IX               Short-Term Borrowings........................................................F-4



                            The Valspar Corporation

         Schedule VIII--Valuation and Qualifying Accounts and Reserves

                  COL. A               COL. B               COL. C                COL. C                 COL. D           COL. E
                                                                      Additions
                                                             (1)                   (2)
                                                      Charged to Expense        Charged to
                                Balance at Beginning          or                  Other               Deductions        Balance at
               Description           of Period             (Income)         Accounts--Describe        --Describe      End of Period

Deducted from asset accounts:
Allowance for doubtful
   accounts:
Year ended October 28, 1994          $985,000             $(112,000)                                $  358,000  (1)       $835,000
                                                                                                      (433,000) (2)
                                                                                                       113,000  (3)
Year ended October 29, 1993           953,000               201,000                                    451,000  (1)        985,000
                                                                                                      (282,000) (2)
Year ended October 30, 1992           971,000               571,000                                    843,000  (1)        953,000
                                                                                                      (254,000) (2)

(1)      Uncollectible accounts written off.

(2)      Recoveries on accounts previously written off.

(3) Amount spun off to McWhorter Technologies, Inc. on April 29, 1994 (See Note B in Annual Report).


                            The Valspar Corporation

                       Schedule IX--Short-Term Borrowings

                  COL. A              COL. B               COL. C                COL. D                COL. E               COL. F
                                                                                Maximum               Average              Weighted
                                                                                 Amount                Amount              Average
                                     Balance              Weighted            Outstanding           Outstanding        Interest Rate
      Category of Aggregate           at End              Average              During the            During the         During the
      Short-Term Borrowings         of Period          Interest Rate             Period              Period (2)         Period (3)
Notes payable to banks (1):
  Year ended October 28, 1994      $15,000,000             5.1%              $108,000,000 (4)       $46,700,000             4.7%
  Year ended October 29, 1993        3,500,000             3.5%                44,200,000            18,899,000             3.5%
  Year ended October 30, 1992       22,100,000             3.5%                57,807,000            39,585,000             5.8%


(1) Notes payable to banks represent borrowings under lines of credit borrowing arrangements which have no termination date but are reviewed annually for renewal. See also Note E to consolidated financial statements.

(2) The average amount outstanding during the period was computed by dividing the total of daily outstanding principal balances by the number of days in the Registrant's fiscal year.

(3)  The  weighted  average  interest  rate  during the period was  computed  by
     dividing  the  actual   interest   expense  by  average   short-term   debt
     outstanding.

(4) This amount includes McWhorter borrowing of $42,700,000 as of April 29, 1994.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION



        Exhibit
          No.                            Description
         3(a)7        CERTIFICATE OF INCORPORATION--as  amended to and including
                      June 30,  1970,  with further  amendments  to Article Four dated  February 29,  1984,  February 25, 1986 and February
                      26, 1992, and to Article Eleven dated February 25, 1987

         3(b)3        BY-LAWS--as amended to and including February 25, 1987

         10(a)1       THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN **

         10(b)1       THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN **

         10(c)2       THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN **

         10(d)5       THE  VALSPAR  CORPORATION  DEFERRED  BONUS AND STOCK  SALE
                      PLAN--as  amended  August 12, 1987,  December 21, 1988 and
                      December 12, 1990 **

         10(e)4       THE VALSPAR  CORPORATION  1982 INCENTIVE STOCK OPTION PLAN--as  amended February 25,
                      1987 **

         10(f)4       THE VALSPAR CORPORATION NONQUALIFIED STOCK
                      OPTION PLAN **

         10(g)6       THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN **

         10(h)6       THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN **

         10(i)7       THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN **

         10(j)8       THE  VALSPAR  CORPORATION  RESTRICTED  STOCK  PLAN  FOR  NON-EMPLOYEE  DIRECTORS--as
                      amended December 14, 1994**

         10(k)7       THE VALSPAR CORPORATION ANNUAL BONUS PLAN **

         10(l)7       THE VALSPAR CORPORATION INCENTIVE BONUS PLAN **

         10(m)+       DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

         10(n)+       ENVIRONMENTAL MATTERS AGREEMENT

         10(o)+       TECHNOLOGY LICENSE AGREEMENT

         10(p)+       TAX SHARING AGREEMENT

         10(q)+       MASTER TOLLING AGREEMENT

         10(r)+       SALE AND PURCHASE OF ASSETS AGREEMENT  BETWEEN CARGILL,  INCORPORATED AND McWHORTER,
                      INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

         10(s)+       AGREEMENT   CONTAINING   CONSENT  ORDER   EXECUTED  AS  OF
                      SEPTEMBER  30, 1993 BY THE FEDERAL TRADE  COMMISSION,  THE
                      VALSPAR CORPORATION AND McWHORTER, INC.

         10(t)+       $60,000,000  CREDIT  AGREEMENT DATED AS OF FEBRUARY 1, 1994 AMONG  McWHORTER,  INC.,
                      McWHORTER  TECHNOLOGIES,  INC.,  THE  BANKS  LISTED  THEREIN  AND  WACHOVIA  BANK OF
                      GEORGIA, N.A., AS AGENT

         10(u)+       LEASE AGREEMENT BETWEEN  McWHORTER  TECHNOLOGIES,  INC. AND THE VALSPAR  CORPORATION
                      FOR THE LEASE TO McWHORTER OF OFFICE AND LABORATORY SPACE IN MINNEAPOLIS, MINNESOTA


         10(v)+       LEASE AGREEMENT BETWEEN  McWHORTER  TECHNOLOGIES,  INC. AND THE VALSPAR  CORPORATION
                      FOR THE LEASE TO VALSPAR OF MANUFACTURING,  WAREHOUSING, LABORATORY AND OFFICE SPACE
                      IN PHILADELPHIA, PENNSYLVANIA

         13* 1994 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

         22*          Subsidiaries of the Registrant

         23(a)*       Consent of Independent Auditors--Ernst & Young LLP

         23(b)*       Consent of Independent Auditors--Deloitte & Touche LLP

         28(a)*       Financial  Statements  for the Years Ended October 28, 1994 and October 29, 1993 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

         28(b)*       Financial  Statements  for the Years Ended October 28, 1994 and October 29, 1993 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

         28(c)*       Financial  Statements  for the Years Ended October 28, 1994 and October 29, 1993 and
                      Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

     ------------------------

1    As filed with Form 10-K for the period ended October 31, 1981.

2    As filed with Form 10-K for the period ended October 31, 1983.

3    As filed with Form 10-K for the period ended October 30, 1987.

4    As filed with Form 10-K for the period ended October 27, 1989.

5    As filed with Form 10-K for the period ended October 26, 1990.

6    As filed with Form 10-K for the period ended October 25, 1991.

7    As filed with Form 10-K for the period ended October 30, 1992.

8 Plan filed with Form 10-K for the period ended October 30, 1992; amendment filed with this Form-10-K.

*    As filed with this Form 10-K.

** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

+ Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15, respectively to Form S-1 Registration Statement of McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.