Form 10-Q
period 1995-01-27
VALSPAR CORP
filed 1995-03-13
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549





                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934





For the Three Months                                           Commission File
Ended January 27, 1995                                         Number:  1-3011




                            THE VALSPAR CORPORATION

State of Incorporation:                                    IRS Employer ID No:
       Delaware                                                36-2443580



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

As of February 28, 1995, The Valspar Corporation has 21,651,878 shares of common stock outstanding, excluding 5,008,778 shares held in treasury. The Company had no other classes of stock outstanding.





                            THE VALSPAR CORPORATION

                               Index to Form 10-Q
                       for quarter ended January 27, 1995


PART I.     FINANCIAL INFORMATION                                                                     Page No.

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - January 27, 1995,
              January 28, 1994, and October 28, 1994................................................      2 & 3

            Condensed Consolidated Statements of Income - Three
              months ended January 27, 1995 and January 28, 1994....................................        4

            Condensed Consolidated Statements of Cash Flows - Three
              months ended January 27, 1995 and January 28, 1994....................................        5

            Notes to Condensed Consolidated Financial Statements -
              January 27, 1995......................................................................        6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................      7 & 8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................        8

Item 6.     Exhibits and Reports on Form 8-K........................................................        8


SIGNATURES..........................................................................................        9





                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)


                                                         January 27,         January 28,             October 28,
                                                             1995               1994                    1994
                                                         (Unaudited)         (Unaudited)               (Note)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                               $  2,364              $  1,499                $  2,364
  Accounts receivable less
   allowance (1/27/95-$970;
   1/28/94-$1,198; 10/28/94-$835)                          105,832                93,681                 111,907

  Inventories:
   Manufactured products                                    58,432                51,975                  50,046
   Raw materials, supplies, and
    work-in-process                                         31,055                26,180                  32,384

                                                            89,487                78,155                  82,430

  Other current assets                                      20,824                21,831                  24,198


    TOTAL CURRENT ASSETS                                   218,507               195,166                 220,899

OTHER ASSETS                                                34,093                34,607                  35,441

PROPERTY, PLANT AND EQUIPMENT                              217,998               208,480                 208,293
  Less allowance for depreciation                         (105,300)             (104,267)               (101,265)

                                                           112,698               104,213                 107,028


                                                          $365,298              $333,986                $363,368




Note: The Balance Sheet at October 28, 1994 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.




THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED - (DOLLARS IN THOUSANDS)

                                                            January 27,          January 28,            October 28,
                                                               1995                 1994                   1994
                                                            (Unaudited)          (Unaudited)              (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable to banks                                       $ 34,021             $ 13,889              $ 15,000
   Trade accounts payable                                         46,646               43,093                51,230
   Income taxes                                                    8,449                7,093                 8,149
   Accrued liabilities                                            43,987               43,280                60,207
   Current portion of long-term debt                                 220                  236                   212


        TOTAL CURRENT LIABILITIES                                133,323              107,591               134,798

LONG-TERM DEBT                                                    35,222                7,608                35,334

DEFERRED LIABILITIES                                              19,475               18,196                19,116

STOCKHOLDERS' EQUITY:

   Common stock (Par Value-$.50;
        Authorized 30,000,000 shares;
        Shares issued, including shares
        in treasury, 26,660,656 shares)                           13,330               13,330                13,330

   Additional paid-in capital                                      9,201                4,376                 6,937

   Retained earnings                                             203,213              224,940               201,070

   Other                                                          (2,725)              (1,585)               (2,616)

                                                                 223,019              241,061               218,721
   Less cost of common stock in
        treasury (1/27/95-5,012,964
        shares; 1/28/94-5,006,849 shares;
        10/28/94-5,078,470 shares)                                45,741               40,470                44,601

                                                                 177,278              200,591               174,120


                                                                $365,298             $333,986              $363,368


Note: The Balance Sheet at October 28, 1994 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          THREE MONTHS ENDED
                                                                     January 27,        January 28,
                                                                         1995              1994


Net sales                                                              $161,358           $147,972

Costs and expenses:

   Cost of sales                                                        119,019            108,664

   Research and development                                               6,333              5,867

   Selling and administration                                            26,575             24,219

   Interest expense                                                         695                225

   Other income/(expense) - net                                             250             (1,830)

                                                                        152,372            140,805

Income before income taxes                                                8,986              7,167

Income taxes                                                              3,613              2,903


Net income                                                             $  5,373           $  4,264



Per common share (Note 2):
Net income                                                             $   0.25           $   0.20


Average number of common
   shares outstanding                                                21,691,182         21,722,674

Dividends paid per
   common share                                                        $   0.15           $   0.13



See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                    January 27,           January 28,
                                                                                        1995                  1994

OPERATING ACTIVITIES:
  Net income                                                                         $  5,373               $  4,264
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                                                  5,155                  4,912
         Provisions for:
           Other deferred liabilities                                                      49                    170
           Loss on sales or abandonment of
             property, plant and equipment                                                 91                  2,532
           Increase (decrease) in cash due to
             changes in net operating assets:
               Accounts and notes receivable                                            6,075                 11,824
               Inventories and prepaid assets                                          (3,683)                (9,648)
               Trade accounts payable and accrued
                 liabilities                                                          (17,693)               (10,000)
               Income taxes payable                                                       300                 (5,202)
       Other                                                                              226                    156


  Net Cash Used in Operating Activities                                                (4,107)                  (992)

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                          (10,038)                (7,447)


  Net Cash Used in Investing Activities                                               (10,038)                (7,447)

FINANCING ACTIVITIES:
  Net proceeds from borrowings                                                         18,917                  9,555
  Proceeds from sale of treasury stock                                                    873                  1,943
  Purchase of shares of Common Stock for treasury                                      (2,445)                  (259)
  Dividends paid                                                                       (3,230)                (2,807)
  Other                                                                                    30                   (131)


  Net Cash Provided by Financing Activities                                            14,145                  8,301

DECREASE IN CASH AND CASH EQUIVALENTS                                                       0                   (138)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          2,364                  1,637


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $   2,364               $  1,499



See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 1995.

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 27, 1995 are not necessarily indicative of the results that may be expected for the year ended October 27, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 28, 1994.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Effective October 29, 1994, the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adopting the new statement was not material.

NOTE 4: On April 29, 1994 all the Common Stock of McWhorter Technologies, Inc. was distributed to the Valspar common stockholders in the form of a stock dividend.

The unaudited consolidated pro-forma information below shows the results of operations as though the McWhorter spin-off had occurred at the beginning of fiscal 1994. The unaudited consolidated pro-forma financial data is provided for informational purposes only and does not purport to be indicative of the future results or what the results of operations would have been had the McWhorter spin-off occurred as described above.

              PRO-FORMA CONDENSED STATEMENTS OF INCOME (Unaudited)
                (Dollars in Thousands, Except Per Share Amounts)
                                                                   Three Months Ended January 28, 1994

                                                     Historical                  Adjustments                  Pro-Forma

Net sales                                             $147,972                     $(10,405)                   $137,567
Cost of sales                                          108,664                       (8,206)                    100,458

Gross profit                                            39,308                       (2,199)                     37,109
Operating expenses                                      30,086                       (1,248)                     28,838

Income from operations                                   9,222                         (951)                      8,271
Interest expense                                           225                          439                         664
Other income (expense) - net                            (1,830)                       2,474                         644

Income before income taxes                               7,167                        1,084                       8,251
Income taxes                                             2,903                          471                       3,374

Net income                                          $    4,264                          613                  $    4,877

Net income per common share                         $      .20                                               $      .22



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: The Company's operations for the first quarter ended January 28, 1994 include the results of McWhorter, Inc. The assets and liabilities of McWhorter's operations located in Philadelphia, Pennsylvania; Carpentersville, Illinois; and Portland, Oregon were distributed to Valspar shareholders in the form of a stock dividend on April 29, 1994. Note 4 describes this transaction in greater detail and presents pro-forma financial information as though the distribution had occurred at the beginning of fiscal 1994.

Net sales for the first quarter increased 17.3% to $161,358,000 compared to pro-forma sales of $137,567,000 a year ago. The increase was driven by higher sales volumes in the Consumer, Industrial, Packaging, EPS and Color Corporation businesses, with Consumer and Packaging showing the largest volume growth. Net sales for the first quarter were not materially affected by price increases which the Company has implemented to counter rising raw material costs. The impact of the pricing actions will begin to be realized in the second quarter. Compared to historical results in fiscal 1994, sales increased 9.1% for the first quarter. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of the sales for the full year.

The Company's gross profit margin for the first quarter this year was 26.2% compared with 27.0% on a pro-forma basis last year. This decline is due primarily to rising raw material costs which are anticipated to continue for several months. The impact of rising raw material costs during the first quarter was partially mitigated by contractual arrangements holding prices on certain goods. Other factors contributing to the reduced margin were a shift in the product mix, and higher freight costs in our Consumer business which will continue until the Statesville location begins full production at mid-year. Fiscal 1994's historical gross margin rate was 26.6% or slightly below the pro-forma rate of 27.0% when the spun-off McWhorter operations are excluded.

Operating expenses (research, selling and administrative) increased $4,070,000 or 14.1% over pro-forma expenses in the first quarter last year, although declined as a percent of sales from 21.0% to 20.4%. The increase in expenses includes higher direct selling and research expenses, additional Consumer promotional expenses and increased spending on information systems.

Other expense for 1994 on a historical basis included a pre-tax charge of $2,474,000 for the write-down of a resin plant to appraised fair value that was transferred from McWhorter to Valspar in connection with the spin-off of McWhorter on April 29, 1994.

Net income for the first quarter of 1995 was 10.2% higher than the comparable period of the prior year on a pro-forma basis, driven by the increase in sales.

On February 1, 1995 the hourly employees at the Company's facility in West Hill, Ontario, Canada went on strike. Management believes this strike will not have a material impact on the Company's financial condition or results of operations.

Financial Condition: The net cash used by the Company's operations was $4,107,000 for the first quarter of 1995 compared to $992,000 for the first quarter 1994. The additional net income and depreciation was offset by additional working capital requirements. The increase in accounts receivable results from the growth in sales. Inventories increased in 1995 due to the additional production required to support the increased sales volume and revised distribution arrangements and certain stock order programs in the Consumer Group. Accounts payable and accrued liabilities decreased in the first quarter as a result of first quarter payments of various year-end accruals.

First quarter borrowing from banks of $18,917,000 was used to fund seasonal operating requirements of $4,107,000, capital expenditures of $10,038,000, $1,572,000 of net additional treasury stock purchases and $3,230,000 of dividends to shareholders. The higher capital spending is attributable to the construction of new production facilities in Statesville, North Carolina and Marengo, Illinois as well as the upgrade and replacement of existing management information systems. The additional treasury shares purchased were subsequently reissued under the Key Employee Bonus Plan.

The Company's total debt to capital ratio increased to 28.2% at the close of first quarter 1995 from 22.5% at the close of fiscal 1994. The Company believes existing lines of credit will be sufficient to meet its current and projected needs for short-term financing. The Company is seeking Industrial Revenue Bond financing for its plant construction projects in Marengo, Illinois and Statesville, North Carolina.


                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS:

            During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 28, 1994.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

               (a)  Exhibit  27  -  Financial   Data   Schedule   (submitted  in
                    electronic format for use of Commission only).

               (b) The registrant did not file any reports on Form 8-K during the three months ended January 27, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         THE VALSPAR CORPORATION



Date:  March 13, 1995                               By /s/ R. Engh
                                                       R. Engh
                                                       Secretary




Date:  March 13, 1995                               By /s/ P. C. Reyelts
                                                       P. C. Reyelts
                                                       Vice President, Finance
                                                       (Chief Financial Officer)