Form 10-Q
period 1995-04-28
VALSPAR CORP
filed 1995-06-12
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC 20549





                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934





For the Six Months                                           Commission File
Ended April 28, 1995                                         Number:  1-3011




                            THE VALSPAR CORPORATION

State of Incorporation:                                    IRS Employer ID No:
       Delaware                                                 36-2443580



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

As of May 31, 1995, The Valspar Corporation has 21,966,712 shares of common stock outstanding, excluding 4,693,944 shares held in treasury. The Company had no other classes of stock outstanding.


                            THE VALSPAR CORPORATION


                               Index to Form 10-Q
                        for quarter ended April 28, 1995

PART I.     FINANCIAL INFORMATION                                                                     Page No.

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - April 28, 1995,
              April 29, 1994, and October 28, 1994..................................................     2 & 3

            Condensed Consolidated Statements of Income - Three months and six
              months ended April 28, 1995 and April 29, 1994........................................        4

            Condensed Consolidated Statements of Cash Flows - Six
              months ended April 28, 1995 and April 29, 1994........................................        5

            Notes to Condensed Consolidated Financial Statements -
              April 28, 1995........................................................................      6 & 7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................      8 & 9



PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................       10

Item 4.     Submission of Matters to a Vote of Security Holders.....................................       10

Item 6.     Exhibits and Reports on Form 8-K........................................................       10


SIGNATURES..........................................................................................       11




                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                          April 28,           April 29,              October 28,
                                                             1995                1994                   1994
                                                         (Unaudited)         (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $  1,168              $  3,028              $    2,580

  Accounts receivable less
   allowance (4/28/95-$1,029;
   4/29/94-$1,124; 10/28/94-$890)                          137,125               128,755                 112,892

  Inventories:
   Manufactured products                                    60,514                55,755                  51,614
   Raw material, supplies and
    work in process                                         28,757                25,767                  32,462
                                                            89,271                81,522                  84,076

  Other current assets                                      18,378                18,489                  24,603

    TOTAL CURRENT ASSETS                                   245,942               231,794                 224,151

OTHER ASSETS                                                34,802                34,541                  35,501

PROPERTY, PLANT AND EQUIPMENT                              233,814               192,430                 209,957
  Less accumulated depreciation                           (109,999)              (96,538)              (102,001)
                                                           123,815                95,892                 107,956

                                                          $404,559              $362,227                $367,608


See Notes to Condensed Consolidated Financial Statements.


THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

                                                           April 28,           April 29,             October 28,
                                                              1995                1994                   1994
                                                          (Unaudited)         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks                                    $  52,468            $  30,300             $  15,000
  Trade accounts payable                                       57,187               55,328                51,850
  Income taxes                                                  8,193                8,220                 8,449
  Accrued liabilities                                          51,883               48,985                60,555
  Current portion of long-term debt                               229                  227                   324

     TOTAL CURRENT LIABILITIES                                169,960              143,060               136,178

LONG-TERM DEBT                                                 25,213               42,602                35,343

DEFERRED LIABILITIES                                           19,788               17,361                19,323

STOCKHOLDERS' EQUITY:
  Common stock (Par Value-$.50;
   Authorized 30,000,000 shares;
   Shares issued, including shares
   in treasury--26,660,656)                                    13,330               13,330                13,330

  Additional paid-in capital                                    6,805                2,587                 4,418

  Retained earnings                                           214,196              181,928               203,135

  Other                                                        (2,138)              (1,542)               (2,616)
                                                              232,193              196,303               218,267
  Less cost of common stock in
   treasury (4/28/95-4,664,449
   shares; 4/29/94-4,614,229 shares;
   10/28/94-4,739,015 shares)                                  42,595               37,099                41,503
                                                              189,598              159,204               176,764

                                                             $404,559             $362,227              $367,608



See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                     April 28,      April 29,       April 28,     April 29,
                                       1995           1994           1995           1994
Net sales                         $    205,041   $    248,081   $    368,261   $    397,883

Costs and expenses:

   Cost of sales                       146,604        182,035        266,735        291,521

   Research and development              7,409          7,750         13,859         13,725

   Selling and administration           29,859         33,303         57,063         58,106

   Interest expense                      1,162            890          1,862          1,115

   Other income/(expense) - net            131            113            381         (1,727)
                                       184,903        223,865        339,138        366,194

Income before income taxes              20,138         24,216         29,123         31,689

Income taxes                             7,970          9,817         11,576         12,857

Net income                        $     12,168   $     14,399   $     17,547   $     18,832


Per common share (Note 2)
     Net income                   $       0.55   $       0.65   $       0.80   $       0.85

Average number of common
     shares outstanding             22,104,817     22,146,215     22,067,145     22,104,746

Dividends paid per
      common share                $       0.15   $       0.13   $       0.30   $       0.26



See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
                                                          SIX MONTHS ENDED
                                                        April 28,   April 29,
                                                          1995        1994
OPERATING ACTIVITIES:
  Net income                                            $ 17,547    $ 18,832
  Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                     10,334       9,844
        Provisions for:
           Other deferred liabilities                        156        (936)
           Loss on sales or abandonment of
               property, plant and equipment                  78       2,532
           Increase (decrease) in cash due to changes
               in net operating assets:
                   Accounts and notes receivable         (24,233)    (22,307)
                   Inventories and prepaid assets          1,029      (6,300)
                   Trade accounts payable and accrued
                        liabilities                         (171)      4,717
                   Income taxes payable                     (256)     (3,815)
        Other                                               (909)      1,532

  Net Cash Provided by Operating Activities                3,575       4,099

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment             (24,352)    (13,719)
  Acquired business, net of cash                            --       (75,385)

  Net Cash Used in Investing Activities                  (24,352)    (89,104)

FINANCING ACTIVITIES:
  Net proceeds from borrowings                            27,243      60,877
  McWhorter debt spun off                                   --        30,086
  Proceeds from sale of treasury stock                     1,099       3,161
  Purchase of shares of common stock for treasury         (2,500)       (498)
  Dividends paid                                          (6,575)     (5,625)
  Other                                                       98      (1,740)

  Net Cash Provided by Financing Activities               19,365      86,261

DECREASE IN CASH AND CASH EQUIVALENTS                     (1,412)      1,256
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR             2,580       1,772
CASH AT END OF PERIOD                                   $  1,168    $  3,028

See Notes to Condensed Consolidated Financial Statements.


THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 1995

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 28, 1995 are not necessarily indicative of the results that may be expected for the year ended October 27, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 28, 1994.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents on stock options. Potential dilution from the exercise of stock options is not material. The Shares outstanding have been restated to include Common Shares issued for the acquisition of Sunbelt Coatings, Inc. (Sunbelt), accounted for as a pooling of interests. See Note 3 for additional information on this transaction.

NOTE 3: On March 24, 1995 the Company acquired all of the Common Stock of Sunbelt, in exchange for 339,455 shares of the Company's Common Stock. Sunbelt is an automotive refinish coatings manufacturer headquartered in Picayune, Mississippi with annual sales of approximately $10 million. The transaction has been accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for all periods presented have been restated to include the results of Sunbelt. The effect of this acquisition on the Company's financial statements was not significant.

NOTE 4: Effective October 29, 1994, the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption of the new statement was not material.

NOTE 5: Certain reclassifications have been reflected in the 1994 financial statements to conform to the 1995 presentation.

NOTE 6: On April 29, 1994 all the Common Stock of McWhorter Technologies, Inc. was distributed to the Valspar common stockholders in the form of a stock dividend.

The unaudited consolidated pro-forma information below shows the results of operations as though the McWhorter spin-off had occurred at the beginning of fiscal 1994. This financial data is provided for informational purposes only and does not purport to be indicative of the future results or what the results of operations would have been had the McWhorter spin-off occurred as described above.

This data has been restated to include the results of Sunbelt, as the Sunbelt acquisition was accounted for as a pooling of interests.

                               PRO-FORMA CONDENSED STATEMENTS OF INCOME (Unaudited)
                                 (Dollars in Thousands, Except Per Share Amounts)
                                                                Three Months Ended April 29, 1994
                                                  Historical                  Adjustments               Pro-Forma
Net Sales                                             $248,081                 $(52,640)                  $195,441
Cost of sales                                          182,035                  (43,647)                   138,388
Gross profit                                            66,046                   (8,993)                    57,053
Operating Expenses                                      41,053                   (4,444)                    36,609
Income from operations                                  24,993                   (4,549)                    20,444
Interest expense                                           890                     (225)                       665
Other income (expense) -- net                              113                       64                        177
Income before income taxes                              24,216                   (4,260)                    19,956
Income taxes                                             9,817                   (1,701)                     8,116
Net income                                            $ 14,399                 $ (2,559)                  $ 11,840
Net income per common share                           $   0.65                                            $   0.53

                                                                   Six Months Ended April 29, 1994
                                                  Historical                 Adjustments               Pro-Forma
Net Sales                                             $397,883                 $(63,045)                  $334,838
Cost of sales                                          291,521                  (51,853)                   239,668
Gross profit                                           106,362                  (11,192)                    95,170
Operating Expenses                                      71,831                   (5,692)                    66,139
Income from operations                                  34,531                   (5,500)                    29,031
Interest expense                                         1,115                      214                      1,329
Other income (expense) -- net                           (1,727)                   2,538                        811
Income before income taxes                              31,689                   (3,176)                    28,513
Income taxes                                            12,857                   (1,230)                    11,627
Net income                                            $ 18,832                 $ (1,946)                  $ 16,886
Net income per common share                           $  0 .85                                            $   0.76



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: The Company's operations for the three and six months ended April 29, 1994 include the results of McWhorter. The assets and liabilities of McWhorter's operations located in Philadelphia, Pennsylvania; Carpentersville, Illinois; and Portland, Oregon were distributed to Valspar shareholders in the form of a stock dividend on April 29, 1994. Note 6 describes this transaction in greater detail and presents pro-forma financial information as though the distribution had occurred at the beginning of fiscal 1994.

On March 24, 1995, the Company completed the acquisition of all of the stock of Sunbelt Coatings, Inc., a Picayune, Mississippi automotive refinish manufacturer with annual sales of about $10 million. The transaction was accounted for as a pooling of interests; consequently, the consolidated financial statements for all periods presented have been restated to include the results of Sunbelt. The impact of this restatement was not material to the financial condition or results of the Company. Note 3 describes this transaction in further detail.

Net sales increased 4.9% to $205,041,000 and 10.0% to $368,261,000 in the three and six month periods ended April 28, 1995, respectively, over pro-forma net sales for comparable periods of the prior year. The second quarter sales increase was driven by volume increases in the Packaging and EPS businesses, a favorable shift in product mix in the Industrial business and pricing actions taken in all businesses to mitigate the impact of rising raw material costs. The Consumer business performed well to achieve sales comparable to last year's exceptionally strong performance. Year to date, sales were up in all the major businesses due to higher volumes and the effect of higher prices. Due to the seasonal nature of the Company's business, sales for the quarter and six months are not necessarily indicative of the sales for the full year.

The gross profit margin declined for both the quarter and first half of 1995 from 29.2% to 28.5% and 28.4% to 27.6% on a pro-forma basis, respectively. The decrease in this year's margin is largely attributable to higher raw material costs, which were partially offset by contractual arrangements on certain goods. Other items contributing to the decline are a shift in product mix and costs related to the start up of the new Louisville, Kentucky; Statesville, North Carolina; and Marengo, Illinois production facilities.

Operating expenses (research, selling and administrative) for the second quarter and the first six months of 1995 were 1.8% and 7.2% higher, respectively, than the comparable periods of 1994 on a pro-forma basis. The increase stems from higher direct selling expenses, promotional expenses associated with the Consumer Group's new business efforts, and costs associated with the upgrade and replacement of the Company's information systems.

Other expense for the six months ended April 29, 1994 included a pre-tax charge of $2,474,000 for the write-down of a resin plant to appraised fair value that was transferred from McWhorter to Valspar in connection with the spin-off of McWhorter on April 29, 1994.

On April 13, 1995 the strike was settled with the hourly employees at the Company's facility in West Hill, Ontario, Canada. Neither the strike nor the settlement had a material impact on the Company's financial condition or results of operations.

Financial Condition: The net cash provided by the Company's operations was $3,577,000 for the first six months of 1995 compared to $4,099,000 for the first six months of 1994. Certain portions of the business experience seasonal working capital fluctuations. The increased receivables balance over 1994 is due to higher sales levels in 1995. Inventories, however, declined $1,029,000 this year compared to $6,300,000 last year as inventories were built up last year to accommodate new business requirements in the Consumer Group.

Net cash provided by operations, coupled with bank borrowings, were used to finance capital expenditures of $24,352,000; pay dividends to shareholders of $6,575,000; and purchase treasury stock of $2,500,000. Capital spending includes the construction of new production facilities in Marengo, Illinois and Statesville, North Carolina, and the upgrade and replacement of existing management information systems. Shares of treasury stock purchased were reissued under the Key Employee Bonus Plan.

The Company's total debt to capital ratio increased from 22.3% at the close of fiscal 1994 to 29.1% at the close of second quarter 1995, although it has declined from 31.5% at the close of second quarter last year. On April 20, 1995, the Company entered into a new five-year $150,000,000 revolving credit agreement with a group of banks. This agreement replaced the $45,000,000 facility in effect at October 28, 1994, that was to expire in fiscal 1997. The Company believes existing lines of credit will be sufficient to meet its current and projected needs for short-term financing. The Company continues to pursue Industrial Revenue Bond financing for its plant construction projects in Marengo, Illinois and Statesville, North Carolina.



                           PART II. OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS:

              During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any pending legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 28, 1994.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

              The Annual Meeting of Stockholders was held at the offices of the Corporation at 1101 Third Street South, Minneapolis, Minnesota, on February 22, 1995. The stockholders took the following actions:
              (i) The stockholders elected four directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                      Votes          Votes
                                       For          Withheld

              William W. George     18,736,140       47,207
              Kendrick B. Melrose   18,736,527       46,820
              Gregory R. Palen      18,733,945       49,402
              Lawrence Perlman      18,563,824      219,523

              (ii) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1995. 18,671,670 votes were cast for the resolution; 67,534 votes were cast against the resolution; shares representing 44,143 votes abstained; and there were no broker non-votes.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K:

              (a)          Exhibit 10(a) - Credit Agreement dated as of
                           April 20, 1995 among the Registrant, certain Banks, Wachovia Bank of Georgia, N.A., as Agent, and Chemical Bank, as Co-Agent, and related
                           Syndicated Loan Note, Money Market Loan Note and Swing Loan Note.

                           Exhibit 27 - Financial Data Schedule
                           (submitted in electronic format for
                           use of Commission only).

              (b) The registrant did not file any reports on Form 8-K during the three months ended April 28, 1995.





                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   THE VALSPAR CORPORATION



Date:  June 12, 1995                        By /s/ R. Engh
                                                   R. Engh
                                                   Secretary



Date:  June 12, 1995                        By /s/ P. C. Reyelts
                                                   P. C. Reyelts
                                                   Vice President, Finance
                                                   (Chief Financial Officer)