Form 10-Q
period 1995-07-28
VALSPAR CORP
filed 1995-09-11
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                     20549





                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934



For the Nine Months                                             Commission File
Ended July 28, 1995                                             Number:  1-3011




                            THE VALSPAR CORPORATION

State of Incorporation:                                      IRS Employer ID No:
       Delaware                                                   36-2443580



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

As of August 31, 1995, The Valspar Corporation has 21,977,189 shares of common stock outstanding, excluding 4,683,467 shares held in treasury. The Company had no other classes of stock outstanding.


                            THE VALSPAR CORPORATION


                               Index to Form 10-Q
                        for quarter ended July 28, 1995


PART I.     FINANCIAL INFORMATION                                                                     Page No.


Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - July 28, 1995,
              July 29, 1994, and October 28, 1994...................................................     2 & 3

            Condensed Consolidated Statements of Income Three months and nine months ended July 28, 1995
              and July 29, 1994.....................................................................        4

            Condensed Consolidated Statements of Cash Flows -
              Nine months ended July 28, 1995 and July 29, 1994.....................................        5

            Notes to Condensed Consolidated Financial Statements -
              July 28, 1995.........................................................................     6 & 7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................................................     8 & 9


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................       10

Item 6.     Exhibits and Reports on Form 8-K........................................................       10


SIGNATURES  ........................................................................................       11



                         PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)


                                                          July 28,            July 29,                October 28,
                                                            1995                1994                     1994
                                                         (Unaudited)         (Unaudited)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                            $     3,584           $     1,906              $    2,580

  Accounts receivable less
   allowance (7/28/95-$1,164;
   7/29/94-$1,292; 10/28/94-$890)                          139,533               126,153                 112,892

  Inventories:
   Manufactured products                                    52,321                57,534                  51,614
   Raw material, supplies and
    work in process                                         26,320                27,936                  32,462
                                                            78,641                85,470                  84,076

  Other current assets                                      19,130                18,670                  24,603

    TOTAL CURRENT ASSETS                                   240,888               232,199                 224,151

OTHER ASSETS                                                34,077                34,124                  35,501

PROPERTY, PLANT AND EQUIPMENT                              241,216               198,962                 209,957
  Less allowance for depreciation                         (114,168)              (98,511)               (102,001)
                                                           127,048               100,451                 107,956

                                                          $402,013              $366,774                $367,608


See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

                                                            July 28,            July 29,               October 28,
                                                              1995                1994                    1994
                                                           (Unaudited)         (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable to banks                                    $  28,899            $  24,036             $  15,000
  Trade accounts payable                                       61,570               48,965                51,850
  Income taxes                                                  9,156                9,465                 8,449
  Accrued liabilities                                          56,603               54,113                60,555
  Current portion of long-term debt                               235                  326                   324

     TOTAL CURRENT LIABILITIES                                156,463              136,905               136,178

LONG-TERM DEBT                                                 25,099               42,493                35,343

DEFERRED LIABILITIES                                           20,064               17,059                19,323


STOCKHOLDERS' EQUITY:

  Common stock (Par Value-$.50;
   Authorized 30,000,000 shares;
   Shares issued, including shares
   in treasury--26,660,656)                                    13,330               13,330                13,330

  Additional paid-in capital                                    6,849                2,689                 4,418

  Retained earnings                                           226,436              193,723               203,135

  Other                                                        (2,595)              (2,397)               (2,616)
                                                              244,020              207,345               218,267
  Less cost of common stock in
   treasury (7/28/95-4,687,937
   shares; 7/29/94-4,603,604 shares;
   10/28/94-4,739,015 shares)                                  43,633               37,028                41,503

                                                              200,387              170,317               176,764

                                                             $402,013             $366,774              $367,608


See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               July 28,             July 29,          July 28,             July 29,
                                                                 1995                 1994              1995                 1994
Net sales                                                   $   216,310          $   203,302       $   584,571         $   601,185

Costs and expenses:

     Cost of sales                                              152,084              142,931           418,819             434,452

     Research and Development                                     7,033                6,736            20,892              20,461

     Selling and administration                                  30,275               28,801            87,338              86,907

     Interest expense                                             1,122                  723             2,984               1,838

     Other income/(expense) - net                                    78                  564               459              (1,163)

Income before income taxes                                       25,874               24,675            54,997              56,364

Income taxes                                                     10,401               10,001            21,977              22,858

Net income                                                  $    15,473          $    14,674       $    33,020         $    33,506

Net income per common share (Note 2):                       $      0.70          $      0.66       $      1.50         $      1.51

Average number of common
     shares outstanding                                      22,102,853           22,206,464        22,079,446          22,186,927

Dividends paid per
     common share                                           $      0.15          $      0.13       $      0.45         $      0.39



See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                              July 28,     July 29,
                                                                1995        1994
OPERATING ACTIVITIES:
        Net income                                            $ 33,020    $ 33,506
        Adjustments to reconcile net income to
           net cash provided by operating activities:
               Depreciation and amortization                    15,441      14,729
               Provisions for:
                 Other deferred liabilities                        431      (3,004)
                 Loss on sales or abandonment of
                   property, plant and equipment                   103       1,893
               Increase/(decrease) in cash due to
                 changes in net operating assets:
                   Accounts and notes receivable               (26,641)    (19,705)
                   Inventories and prepaid assets               10,908     (13,307)
                   Trade accounts payable and accrued
                     liabilities                                 8,932       3,585
                   Income taxes payable                            707        (766)
               Other                                                93       1,215

        Net Cash Provided by Operating Activities               42,994      18,146

INVESTING ACTIVITIES:
        Purchases of property, plant and equipment             (31,837)    (20,623)
        Acquired business, net of cash                            --       (75,385)
        Other                                                   (1,500)       --

        Net Cash Used in Investing Activities                  (33,337)    (96,008)

FINANCING ACTIVITIES:
        Net proceeds from borrowings                             3,566      54,603
        McWhorter debt spun off                                   --        30,086
        Proceeds from sale of treasury stock                     1,209       3,231
        Purchase of shares of Common Stock for treasury         (3,604)       (498)
        Dividends paid                                          (9,824)     (8,446)
        Other                                                     --          (980)

        Net Cash Provided by (Used in) Financing Activities     (8,653)     77,996

INCREASE IN CASH AND CASH EQUIVALENTS                            1,004         134

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   2,580       1,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  3,584    $  1,906


See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 1995


NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 28, 1995 are not necessarily indicative of the results that may be expected for the year ended October 27, 1995. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 28, 1994.


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


NOTE 4: Trade accounts payable include $13.7 million at July 28, 1995 of issued checks which had not cleared the Company's bank accounts.


NOTE 5: Effective October 29, 1994, the Company adopted FASB Statement No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of adoption of the new statement was not material.


NOTE 6: Certain reclassifications have been reflected in the 1994 financial statements to conform to the 1995 presentation.

NOTE 7: On April 29, 1994 all the Common Stock of McWhorter Technologies, Inc. was distributed to the Valspar common stockholders in the form of a stock dividend.

The unaudited consolidated pro-forma information below shows the results of operations as though the McWhorter spin-off had occurred at the beginning of fiscal 1994. This financial data is provided for information purposes only and does not purport to be indicative of the future results or what the results of operations would have been had the McWhorter spin-off occurred as described above.

This data has been restated to include the results of Sunbelt, as the Sunbelt acquisition was accounted for as a pooling of interests.

                    PRO-FORMA CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                    For the Nine Months Ended July 29, 1994

                              Historical   Adjustments   Pro-Forma

(In thousands, except per share amounts)

Net sales                      $ 601,185    $ (63,045)   $ 538,140
Cost of sales                    434,452      (51,853)     382,599
Gross profit                     166,733      (11,192)     155,541
Operating expenses               107,368       (5,692)     101,676
Income from operations            59,365       (5,500)      53,865
Interest expense                   1,838          214        2,052
Other income (expense) - net      (1,163)       2,538        1,375
Income before income taxes        56,364       (3,176)      53,188
Income taxes                      22,858       (1,230)      21,628
Net income                     $  33,506    $  (1,946)   $  31,560

Net income per common share    $    1.51                 $    1.42



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Overview: The Company's operations for the nine months ended July 29, 1994 include the results of McWhorter Technologies, Inc. for the first six months of this period, prior to the spin-off of McWhorter. The assets and liabilities of McWhorter's operations located in Philadelphia, Pennsylvania; Carpentersville, Illinois; and Portland, Oregon were distributed to Valspar's shareholders in the form of a stock dividend on April 29, 1994. As a result, the Company's operations for the three months ended July 29, 1994 exclude McWhorter.
          Note 7 describes this transaction in greater detail and presents pro-forma financial information for the nine months ended July 29, 1994 as though the distribution had occurred at the beginning of fiscal 1994.

          On March 24, 1995, the Company completed its acquisition of all of the stock of Sunbelt Coatings, Inc. The transaction was accounted for as a pooling of interests; accordingly, the consolidated financial statements for all historical periods and dates presented have been restated to include the financial condition and the results of Sunbelt. The impact of this restatement was not material to the financial condition or operating results of the Company. Note 3 describes this transaction in further detail.

          Operations: Net sales increased 6.4% to $216,310,000 and 8.6% to $584,571,000 in the three and nine month periods ended July 28, 1995, respectively, over net sales for comparable periods in the prior year using pro-forma net sales for the nine month comparison. The third quarter sales increase was driven by volume increases in the Consumer and Packaging Groups, a favorable shift in product mix in the Industrial Group, and pricing actions taken in all groups to mitigate the impact of rising raw material costs. The sales increase was partially offset by lower unit sales in the Industrial and Special Products Groups. Year-to-date, sales increased for all the major business groups due to higher volumes in the Consumer and Packaging Groups and the effect of pricing actions taken by all of the groups. Due to the seasonal nature of the Company's business, sales for the quarter and nine months are not necessarily indicative of the sales for the full year.

          The gross profit margin was flat at 29.7% for the quarter compared to the same period in 1994. The gross profit margin for the nine month period declined to 28.4% from 28.9% in 1994 on a pro-forma basis. The recovery in this quarter's gross margin rate is attributable to the effect of pricing actions taken in response to rising raw material costs, cost reduction initiatives, and reduced start-up costs in the new production facilities. With the new resin facility in Marengo, Illinois starting up on schedule at the end of May, the Company has all three new facilities operating satisfactorily. While the rate of raw material price escalation has eased somewhat, the Company continues to experience margin pressure.

          Operating expenses (research, selling and administrative) for the third quarter and first nine months of 1995 were 5.0% and 6.4% higher, respectively, than the comparable periods of 1994 on a pro-forma basis. The increase is attributed to costs associated with the upgrade and replacement of the Company's information systems, higher direct selling expenses, and promotional costs associated with the Consumer Group's new business efforts.

          Other expense for the nine months ended July 29, 1994 included a pre-tax charge of $2,474,000 for the write-down of a resin plant to appraised fair value that was transferred from McWhorter to Valspar in connection with the spin-off of McWhorter on April 29, 1994.

          Financial Condition: Net cash provided by the Company's operations was $42,994,000 for the first nine months of 1995 compared to $18,146,000 for the first nine months of 1994. The majority of the improvement is attributed to reduced inventory balances. Inventories declined $10,908,000 for the first nine months of 1995 compared to a $13,307,000 increase in inventories in the comparable 1994 period. In 1994 the Consumer Group built up inventories to accommodate new business requirements, whereas in 1995 all the major business groups have reduced their inventories. Trade accounts payable increased in 1995 due to $13,700,000 in checks which had been issued but had not cleared the Company's bank accounts. The increased accounts receivable balance over 1994 resulted from higher sales in 1995 and extended payment terms to certain customers to meet market requirements.

          Net cash provided by operations, plus bank borrowings of $3,566,000, were used to finance $31,837,000 of capital expenditures; pay $9,824,000 in dividends to shareholders; and purchase $3,604,000 of treasury stock. Capital spending includes the construction of new production facilities in Marengo, Illinois and Statesville, North Carolina and the upgrade and replacement of existing information systems. Shares of treasury stock purchased were reissued under the Key Employee Bonus Plan.

          The Company's total debt to capital ratio decreased from 22.3% at the close of fiscal 1994 to 21.3% at the close of the third quarter 1995; it is also below the 28.2% level at the close of the third quarter last year. In the second quarter, the Company entered into a five-year $150,000,000 revolving credit agreement, replacing a previously existing facility. In the third quarter, the Company obtained $4,500,000 in Industrial Revenue Bond (IRB) financing for its plant construction project in Statesville, North Carolina. The Company also obtained IRB financing of $8,000,000 for its plant construction project in Marengo, Illinois on September 8, 1995. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for short-term financing.



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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

          (b) The registrant did not file any reports on Form 8-K during the three months ended July 28, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE VALSPAR CORPORATION



Date:  September 11, 1995                   By  /s/R. Engh
                                                R. Engh
                                                Secretary



Date:  September 11, 1995                   By  /s/P. C. Reyelts
                                                P. C. Reyelts
                                                Vice President, Finance
                                                (Chief Financial Officer)