Form 10-K405
period 1995-10-27
VALSPAR CORP
filed 1996-01-25
CIK 102741

Annual Report on Form 10-K

                             THE VALSPAR CORPORATION

                                October 27, 1995




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 27, 1995         Commission file number 1-3011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 29, 1995 was $429 million based on the closing sales price of $44.625 per share as reported on the New York Stock Exchange. As of such date, 21,996,071 shares of Common Stock, $.50 par value per share (net of 4,664,585 shares in treasury) were outstanding.

                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                                                  Location in Form 10-K

1.   The Valspar Corporation Annual Report to Stockholders                                 Parts II and IV
     for fiscal year ended October 27, 1995

2.   The Valspar Corporation Notice of 1996 Annual Meeting of                              Part III
     Stockholders and Proxy Statement to be filed with the Securities and
     Exchange Commission within 120 days of fiscal year ended October 27, 1995



PART I

ITEM 1.     BUSINESS

                                   DESCRIPTION

The Valspar Corporation (the "Company") is a paint and coatings manufacturer and has one reportable industry segment. Operating groups of the Company are organized so as to reflect classes of similar products, and the following table shows the percentage of net sales for these groups for the past three fiscal years.

   Class of Products                          1995      1994       1993
   -----------------                          ----      ----       ----

   Consumer Coatings                           34%        31%       30%
   Packaging Coatings                          27         25        27
   Industrial Coatings                         25         23        23
   Special Products                            14         21        20

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

The primary manufacturing plants for CONSUMER COATINGS are located in Azusa, California; Garland, Texas; Philadelphia, Pennsylvania; Rockford, Illinois; Tampa, Florida; and Wheeling, Illinois. The latex manufacturing plant in Wheeling is one of the most modern facilities in the consumer paint industry. The Garland plant is also a very modern manufacturing facility providing needed capacity for producing consumer latex paint, industrial coatings, packaging coatings and resins. During 1995, production began at our newest facility in Statesville, North Carolina.

The PACKAGING COATINGS group is the largest coatings supplier to the rigid packaging industry in North America and a major licensor of the related technology to coatings companies throughout the world. Packaging coatings for application to food and beverage can bodies and ends comprise the largest volume of sales by this group. Great care is taken to ensure that these coatings meet F.D.A. and U.S.D.A. standards. Also produced are coatings for aerosol cans, bottle crowns, closures for glass bottles, and coatings for flexible packaging-paper, film and foil substrates. In 1995, the Packaging Coatings Group expanded its operations to the Far East by opening a sales office in Hong Kong to sell to and service customers in the Peoples Republic of China and in Southeast Asia. The group also entered into a joint venture with a large Chinese company for the manufacture of packaging coatings in the Peoples Republic of China which is expected to begin operations in mid 1996. During 1995, the Packaging Group expanded its international operations by establishing wholly-owned foreign subsidiaries in the United Kingdom, The Valspar (UK) Corporation, Limited, and Australia, The Valspar (Australia) Corporation Pty, Limited. Toll manufacturing arrangements were contracted and sales representatives hired to support these subsidiaries.

The primary manufacturing plants for the PACKAGING COATINGS group are in Azusa, California; Covington, Georgia; Garland, Texas; Pittsburgh, Pennsylvania; Rochester, Pennsylvania; and West Hill, Ontario, Canada.

The INDUSTRIAL COATINGS group manufactures and distributes, primarily in the United States and Canada, decorative and protective coatings for application to wood, metal and plastic substrates. The Company is a major supplier of finishes to the furniture and wood paneling industry. Products include fillers, primers, stains and topcoats which are sold for such diversified end uses as exterior siding, prefinished flooring, interior wall paneling, kitchen cabinets, pianos and furniture. For metal and plastic substrates a large variety of coatings are formulated to meet customers' needs and, when required, to meet EPA requirements through the use of such technologies as electrodeposition, powder, high solids, water-borne and UV light cured coatings. These products are used by a wide range of industries including the railcar, appliance, office furniture, agricultural and construction equipment and metal fabrication industries. The Company also supplies coating systems to the coil coatings industry which are used to coat coils of metal prior to fabrication into products for such markets as pre-engineered buildings, doors, lighting fixtures and appliances. In late 1994, the Industrial Group established a foreign subsidiary in Singapore, The Valspar (Singapore) Corporation Pte Ltd, to manufacture and sell fluorocarbon coatings for architectural applications in the Far East. The Company does not sell to original equipment manufacturers. The acquisition of Sunbelt Coatings, a manufacturer of automotive and fleet refinish coatings, was completed in March 1995. The new company, Valspar Sunbelt, established a sales force and distribution network throughout the United States and Canada. The Company is focusing on strengthening its presence in the fleet, refinish, coatings sector and the production shop/light industrial refinish sector. The Company is also a supplier for auto under-body, under-hood, exterior and interior trim parts.

The manufacturing plants for the INDUSTRIAL COATINGS group are located at Fort Wayne, Indiana; Garland, Texas; High Point, North Carolina; Jackson, Tennessee; Kankakee, Illinois; and West Hill, Ontario, Canada.

The SPECIAL PRODUCTS group is engaged in the production and marketing, primarily in the United States, of resins and emulsions for coatings, heavy duty maintenance and marine coatings, high performance floor coatings for industrial and commercial use, colorants and colorant systems. Emulsions and resins are produced at the Company's facilities in Los Angeles, California; Garland, Texas; Kankakee, Marengo and Rockford, Illinois for use by the Company and for sale to other coatings manufacturers. Certain resin operations previously included in the Company's McWhorter subsidiary were distributed to the Company's shareholders in the form of a stock dividend at the time of the spin-off of McWhorter Technologies, Inc. in April 1994. Following the spin-off, the Company retained the resin operations located in Los Angeles, Rockford, Kankakee and Garland as described above. The spin-off is described in Note C to the Consolidated Financial Statements on pages 15 and 16 of Valspar's 1995 Annual Report to Stockholders incorporated by reference into this Form 10-K. In May 1995, production of emulsions began at a new resin plant in Marengo, Illinois to support the growth of the Company's consumer paint business and to better service external customers. Heavy duty maintenance coatings are formulated for applicators with highly corrosive and other harsh environmental exposures requiring specialized coatings technology. Major markets are petrochemical units, utilities, nuclear plants, paper mills, food processing and pharmaceutical plants, waste and water treatment facilities, off-shore oil structures and the marine industry. Heavy duty maintenance and marine coatings are primarily manufactured in Beaumont, Texas and Garland, Texas. Also distributed through its Federal International Chemical division are specialty coatings and resurfacers for concrete and wood floors. These products are produced at Federal's plant in Chicago, Illinois. Paint colorants, manufactured at the Company's facility in Rockford, Illinois, are used by retail paint dealers to color paint to customer specification. These colorants are used to support the Company's consumer business and are sold directly to external customers. During 1994, new colorant capacity was added to the Company's Louisville, Kentucky plant. This state-of-the-art facility primarily produces colorants to serve the industrial segment as well as provide additional trade sales colorant capacity.

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

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally highest during the third quarter of the fiscal year. This seasonality is due to the buying cycle of the consumer paint and heavy duty maintenance businesses. During the first quarter, when sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term credit lines discussed in Note F of the Notes to Consolidated Financial Statements on page 17 of Valspar's 1995 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 1995, the Company's sales to Lowe's Companies, Inc. exceeded 10% of consolidated net sales.

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

                            RESEARCH AND DEVELOPMENT

Research and development costs for fiscal 1995 were $27,746,000, representing a 1.2% increase over fiscal 1994 ($27,430,000). Fiscal 1994 costs increased 9.9% over those of fiscal 1993 ($24,955,000). Primary emphasis has been in emerging technologies in the industrial and packaging coatings markets.


                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 1995, and capital expenditures for 1996 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 2,500 persons, approximately 482 of whom are members of unions.

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

ITEM 2.     PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations are conducted at eighteen locations, primarily in Illinois, California, Texas and Pennsylvania with one plant in West Hill, Ontario, Canada. Fifteen plants with square footage of 2,270,000 are owned and three of the plants with square footage of 250,000 are leased. The Statesville, North Carolina plant with 50,000 square footage and the Marengo, Illinois plant with 52,000 square footage began production in 1995.

The Company considers that the principal properties and facilities owned or leased by it are adequately maintained, in good operating condition and are adequate for the purposes for which they are being used. Operating capacity varies by division, but for most of the Company's businesses, additional productive capacity is available by increasing the number of shifts worked.

ITEM 3.     LEGAL PROCEEDINGS

The Company is involved in various claims relating to environmental and waste disposal matters at the sites of a number of current and former plants. The Company participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, the Company believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 1995 Annual Report to Stockholders incorporated by reference into this Form 10-K.

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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 1995 to a vote of security holders.

--------------------------------

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in February 1996, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

               Name                    Age       Position

   C. Angus Wurtele                      61         Chairman of the Board since February 1973

   Robert E. Pajor                       59         Vice Chairman since March 1994

   Richard M. Rompala                    49         Chief Executive Officer since October 1995 and
                                                    President since March 1994

   Larry B. Brandenburger                48         Vice President, Research and Development since
                                                    October 1989

   Stephen M. Briggs                     39         Vice President, Consumer Coatings Group since August
                                                    1993

   Rolf Engh                             42         Vice President, International since September 1993
                                                    and Secretary since April 1993

   Steven L. Erdahl                      43         Vice President, Industrial Coatings Group since June
                                                    1991

   William L. Mansfield                  47         Vice President, Packaging Coatings Group since
                                                    February 1991

   Paul C. Reyelts                       49         Vice President, Finance since April 1982


The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:


Prior to October 1995, Mr. Wurtele was Chief Executive Officer since February 1973.

Prior to March 1994, Mr. Pajor was President and Chief Operating Officer since June 1981.

Prior to March 1994, Mr. Rompala was Group Vice President-Coatings and Resins since January 1992 and Group Vice President -Chemicals since June 1987 at PPG Industries, Inc.

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

Prior to June 1991, Mr. Erdahl was Vice President, Metal Coatings since October 1989.

Prior to February 1991, Mr. Mansfield was Vice President, Packaging Coatings since July 1990.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

The information in the section titled "Stock Information and Dividends" on page 7 of Valspar's 1995 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 29, 1995 was 1,845.

The quarterly dividend declared December 13, 1995, which was paid January 15, 1996 to Common Stockholders of record December 29, 1995, was increased to 16.5(cent) per share.

ITEM 6.     SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1991 through 1995 on pages 6 and 7 of Valspar's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 1995 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 19 of Valspar's 1995 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 and 3 of Valspar's Proxy Statement dated January 26, 1996 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 6 through 8 and the section titled "Director Compensation" on pages 4 and 5 of Valspar's Proxy Statement dated January 26, 1996 is incorporated herein by reference. The information on pages 8 through 11 of Valspar's Proxy Statement dated January 26, 1996 is not incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 15 and 16 of Valspar's Proxy Statement dated January 26, 1996 is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 5 of Valspar's Proxy Statement dated January 26, 1996 is incorporated herein by reference.


PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) For financial statements and financial statement schedule filed as a part of this report, reference is made to "Index to Financial Statements and Financial Statement Schedule" on page F-2 of this report. For a list of exhibits filed as a part of this report, see Item 14(c) below. Compensatory Plans listed in Item 14(c) are denoted by a double asterisk.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended October 27, 1995.

(c)   The following exhibits are filed as part of this report.

        Exhibit
          No.                                              Description
      ---------------------------------------------------------------------------------------------------------

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

         10(e)4       THE VALSPAR CORPORATION 1982 INCENTIVE STOCK OPTION PLAN--as amended February 25, 1987
                      **

         10(f)4       THE VALSPAR CORPORATION NONQUALIFIED STOCK
                      OPTION PLAN **

         10(g)6       THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN **

         10(h)6       THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN **


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
            (CONTINUED)

(c)   Index of Exhibits (continued)

        Exhibit
          No.                                            Description
      -----------------------------------------------------------------------------------------------------

         10(i)7       THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended December 13,
                      1995 **

         10(j)8       THE VALSPAR CORPORATION RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS **

         10(k)9       THE VALSPAR CORPORATION ANNUAL BONUS PLAN **

         10(l)9       THE VALSPAR CORPORATION INCENTIVE BONUS PLAN **

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

         13* 1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

         21*          Subsidiaries of the Registrant

         23(a)*       Consent of Independent Auditors--Ernst & Young LLP

         23(b)*       Consent of Independent Auditors--Deloitte & Touche LLP

         99(a)*       Financial Statements for the Years Ended October 27, 1995 and October 28, 1994 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

         99(b)*       Financial Statements for the Years Ended October 27, 1995 and October 28, 1994 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

         99(c)*       Financial Statements for the Years Ended October 27, 1995 and October 28, 1994 and
                      Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

         27           Financial Data Schedule (submitted in electronic format for use of Commission only)

     ----------------------------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)


        Exhibit
          No.                                            Description
      -----------------------------------------------------------------------------------------------------

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

         3            As filed with Form 10-K for the period ended October 30, 1987.

         4            As filed with Form 10-K for the period ended October 27, 1989.

         5            As filed with Form 10-K for the period ended October 26, 1990.

         6            As filed with Form 10-K for the period ended October 25, 1991.

         7            As filed with Form 10-K for the period ended October 30, 1992; amendment filed with this Form 10-K.

         8            As filed with Form 10-K for the period ended October 30, 1992; amendment filed with
                      Form 10-K for the period ended October 28, 1994.

         9            As filed with Form 10-K for the period ended October 30, 1992.

         *            As filed with this Form 10-K.

         **           Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of
                      Form 10-K.

         +            Incorporated by reference to Exhibits 10.1, 10.2, 10.3,
                      10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15,
                      respectively, to Form S-1 Registration Statement of
                      McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.


      Portions of the 1996 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)   See page F-2 of this report.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE VALSPAR CORPORATION


January 22, 1996                         /s/ Rolf Engh
                                         Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




-----------------------------------------------------                       -------------------------------------------------
C. Angus Wurtele, Chairman of the Board                                     Susan S. Boren, Director



/s/ Richard M. Rompala                            January 22, 1996          -------------------------------------------------
Richard M. Rompala, Director                                                Richard N. Cardozo, Director
(President and Chief Executive Officer)


/s/ Robert E. Pajor                               January 22, 1996          /s/ William W. George                  January 22, 1996
Robert E. Pajor, Director                                                   William W. George, Director
(Vice Chairman)


/s/ Paul C. Reyelts                               January 22, 1996          /s/ Thomas R. McBurney                 January 22, 1996
Paul C. Reyelts, Vice President, Finance                                    Thomas R. McBurney, Director
(Chief Financial Officer)


/s/ Kathleen P. Pepski                            January 22, 1996          -------------------------------------------------
Kathleen P. Pepski, Controller                                              Kendrick B. Melrose, Director
(Chief Accounting Officer)


                                                                            /s/ Gregory R. Palen                   January 22, 1996
                                                                            Gregory R. Palen, Director


                                                                            -------------------------------------------------
                                                                            Lawrence Perlman, Director


                                                                            /s/ Michael P. Sullivan                January 22, 1996
                                                                            Michael P. Sullivan, Director

                                      F-1

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 27, 1995

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota


                                      F-2

                             The Valspar Corporation

                 Form 10-K--Item 14(a)(1) and (2) and Item 14(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 27, 1995:

                                                                                              Pages in
                                                                                            Annual Report

Report of Independent Auditors......................................................................20

Financial Statements:
   Consolidated Balance Sheets--October 27, 1995 and October 28, 1994...............................11
   Consolidated Statements of Income--Years ended October 27, 1995,
      October 28, 1994 and October 29, 1993.........................................................12
   Consolidated Statements of Changes in Stockholders' Equity--
      Years ended October 27, 1995, October 28, 1994 and October 29, 1993...........................12
   Consolidated Statements of Cash Flows--Years ended October 27, 1995,
      October 28, 1994 and October 29, 1993.........................................................13
   Notes to Consolidated Financial Statements....................................................14-19

Selected Quarterly Financial Data (Unaudited).......................................................19


The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

   Years ended October 27, 1995, October 28, 1994 and October 29, 1993

Schedule.                                                                                Page

    II             Valuation and Qualifying Accounts and Reserves..................................F-3


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.



                                      F-3

                             The Valspar Corporation

           Schedule II--Valuation and Qualifying Accounts and Reserves


---------------------------------------------------------------------------------------------------------------
                     COL. A                             COL. B               COL. C                COL. C
---------------------------------------------------------------------------------------------------------------
                                                                                       Additions
                                                                      -----------------------------------------
                                                                              (1)               (2)
                                                 Balance at Beginning     Charged to         Charged to
                                                      of Period          Expense  or            Other
                  Description                                               (Income)      Accounts--Describe
---------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts:
       Year ended October 27, 1995                    $   890,000             $610,000


       Year ended October 28, 1994                      1,054,000              (96,000)



       Year ended October 29, 1993                      1,005,000              257,000



           Schedule II--Valuation and Qualifying Accounts and Reserves

(TABLE CONTINUED)

----------------------------------------------------------------------------------------------------
                     COL. A                                     COL. D                COL. E
----------------------------------------------------------------------------------------------------




                                                      Deductions--Describe       Balance at
                  Description                                                  End of Period
----------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:
     Allowance for doubtful accounts:
       Year ended October 27, 1995                      $830,000  (1)               $   911,000
                                                        (241,000) (2)

       Year ended October 28, 1994                       388,000  (1)                   890,000
                                                        (433,000) (2)
                                                         113,000  (3)

       Year ended October 29, 1993                       490,000  (1)                 1,054,000
                                                        (282,000) (2)


(1)      Uncollectible accounts written off.

(2)      Recoveries on accounts previously written off.

(3) Amount spun off to McWhorter Technologies, Inc. on April 29, 1994 (see Note B in Annual Report.)


INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION



        Exhibit
          No.                                              Description
      ---------------------------------------------------------------------------------------------------------

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

         10(e)4       THE VALSPAR CORPORATION 1982 INCENTIVE STOCK
                      OPTION PLAN--as amended February 25, 1987 **

         10(f)4       THE VALSPAR CORPORATION NONQUALIFIED STOCK
                      OPTION PLAN **

         10(g)6       THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN **

         10(h)6       THE VALSPAR CORPORATION LEVERAGED EQUITY
                      PURCHASE PLAN **

         10(i)7       THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL
                      BONUS PLAN--as amended December 13, 1995 **

         10(j)8       THE VALSPAR CORPORATION RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS **

         10(k)9       THE VALSPAR CORPORATION ANNUAL BONUS PLAN **

         10(l)9       THE VALSPAR CORPORATION INCENTIVE BONUS PLAN **

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

         13* 1995 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

         21*          Subsidiaries of the Registrant

         23(a)*       Consent of Independent Auditors--Ernst & Young LLP

         23(b)*       Consent of Independent Auditors--Deloitte & Touche LLP

         99(a)*       Financial Statements for the Years Ended October 27, 1995 and October 28, 1994 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

         99(b)*       Financial Statements for the Years Ended October 27, 1995 and October 28, 1994 and
                      Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

         99(c)*       Financial Statements for the Years Ended October 27, 1995 and October 28, 1994 and
                      Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

         27           Financial Data Schedule (submitted in electronic format for use of Commission only)
     ------------------------



INDEX TO EXHIBITS FILED WITH THIS REPORT (continued)

THE VALSPAR CORPORATION




        Exhibit
          No.                                            Description
      -----------------------------------------------------------------------------------------------------

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

         3            As filed with Form 10-K for the period ended October 30, 1987.

         4            As filed with Form 10-K for the period ended October 27, 1989.

         5            As filed with Form 10-K for the period ended October 26, 1990.

         6            As filed with Form 10-K for the period ended October 25, 1991.

         7            As filed with Form 10-K for the period ended October 30, 1992; amendment filed with this Form 10-K.

         8            As filed with Form 10-K for the period ended October 30, 1992; amendment filed with this Form-10-K for the period ended
                      October 28, 1994.

         9            As filed with Form 10-K for the period ended October 30, 1992.


         *            As filed with this Form 10-K.

         **           Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of
                      Form 10-K.

         +            Incorporated by reference to Exhibits 10.1, 10.2, 10.3,
                      10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15,
                      respectively, to Form S-1 Registration Statement of
                      McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.
