Form 10-Q
period 1996-01-26
VALSPAR CORP
filed 1996-03-11
CIK 102741

SECURITIES AND EXCHANGE COMMISSION


                                 Washington, DC

                                      20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Three Months                                             Commission File
Ended January 26, 1996                                           Number:  1-3011



                             THE VALSPAR CORPORATION

State of Incorporation:                                      IRS Employer ID No:
       Delaware                                                   36-2443580



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

As of February 29, 1996, The Valspar Corporation has 22,111,068 shares of common stock outstanding, excluding 4,549,588 shares held in treasury. The Company had no other classes of stock outstanding.



                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for quarter ended January 26, 1996

PART I.     FINANCIAL INFORMATION                                       Page No.

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - January 26, 1996,
              January 27, 1995, and October 27, 1995..................   2 & 3

            Condensed Consolidated Statements of Income - Three
              months ended January 26, 1996 and January 27, 1995......      4

            Condensed Consolidated Statements of Cash Flows - Three
              months ended January 26, 1996 and January 27, 1995......      5

            Notes to Condensed Consolidated Financial Statements -
              January 26, 1996........................................      6

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................   7 & 8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.........................................      8

Item 6.     Exhibits and Reports on Form 8-K..........................      8


SIGNATURES  ..........................................................      9



                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)


                                                        January 26,           January 27,            October 27,
                                                           1996                  1995                   1995
                                                        ----------            ----------             ----------
                                                        (Unaudited)           (Unaudited)               (Note)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents                             $    3,094            $    2,508              $    4,875
  Accounts receivable less
   allowance (1/26/96-$1,062;
   1/27/95-$1,247; 10/27/95-$911)                          111,094               106,909                 129,954

  Inventories:
   Manufactured products                                    53,830                60,132                  46,284
   Raw materials, supplies, and
    work-in-process                                         26,684                31,055                  30,609
                                                        ----------            ----------              ----------
                                                            80,514                91,187                  76,893

  Other current assets                                      28,069                21,211                  25,186
                                                        ----------            ----------              ----------

    TOTAL CURRENT ASSETS                                   222,771               221,815                 236,908

OTHER ASSETS                                                29,719                34,151                  30,887

PROPERTY, PLANT AND EQUIPMENT                              252,473               219,695                247,540
  Less allowance for depreciation                         (121,026)             (106,046)              (117,136)
                                                          ---------             ---------              ---------
                                                           131,447               113,649                 130,404
                                                         ---------             ---------               ---------

                                                          $383,937              $369,615                $398,199
                                                          ========              ========                ========


Note: The Balance Sheet at October 27, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.


THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED - (DOLLARS IN THOUSANDS)

                                                          January 26,         January 27,            October 27,
                                                              1996                1995                   1995
                                                          -----------         ------------          ------------
                                                          (Unaudited)         (Unaudited)              (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Notes payable to banks                                 $  17,649            $  34,021             $   5,288
     Trade accounts payable                                    55,135               47,291                68,575
     Income taxes                                               8,482                8,769                 9,098
     Accrued liabilities                                       45,904               44,408                62,719
     Current portion of long-term debt                            239                  332                   233
                                                          -----------         ------------          ------------

            TOTAL CURRENT LIABILITIES                         127,409              134,821               145,913

LONG-TERM DEBT                                                 21,538               35,230                21,658

DEFERRED LIABILITIES                                           18,191               19,648                18,513

STOCKHOLDERS' EQUITY:

     Common stock (Par Value-$.50;
            Authorized 30,000,000 shares;
            Shares issued, including shares
            in treasury, 26,660,656 shares)                    13,330               13,330                13,330

     Additional paid-in capital                                12,183                6,682                10,348

     Retained earnings                                        237,966              205,272               235,361

     Other                                                     (3,655)              (2,725)               (3,436)
                                                          -----------          -----------           -----------
                                                              259,824              222,559               255,603
     Less cost of Common Stock in
            treasury (1/26/96-4,609,835
            shares; 1/27/95-4,673,509 shares;
            10/27/95-4,672,046 shares)                         43,025               42,643                43,488
                                                           ----------           ----------            ----------
                                                              216,799              179,916               212,115
                                                           ----------           ----------            ----------
                                                             $383,937             $369,615              $398,199
                                                           ==========           ==========            ==========

Note: The Balance Sheet at October 27, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         THREE MONTHS ENDED
                                                                  --------------------------------
                                                                    January 26,         January 27,
                                                                       1996                1995
                                                                  -------------          ---------

Net sales                                                              $165,304           $163,220

Costs and expenses:

   Cost of sales                                                        120,451            120,131

   Research and development                                               6,720              6,450

   Selling and administration                                            27,536             27,203

   Interest expense                                                         463                695

   Other income - net                                                       288                244
                                                                   ------------       ------------

Income before income taxes                                               10,422              8,985

Income taxes                                                              4,190              3,607
                                                                    -----------        -----------

Net income                                                           $    6,232         $    5,378
                                                                     ==========         ==========


Per common share (Note 2):
Net income                                                          $      0.28        $      0.24
                                                                    ===========        ===========

Average number of common
   shares outstanding                                                22,161,200         22,030,637

Dividends paid per
   common share                                                      $    0.165        $      0.15


See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                            THREE MONTHS ENDED
                                                         -------------------------
                                                          January 26,  January 27,
                                                              1996       1995
                                                            --------    --------
OPERATING ACTIVITIES:
  Net income                                                $  6,232    $  5,378
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
         Depreciation and amortization                         5,746       5,160
         Provisions for:
           Other deferred liabilities                           (166)         49
           Loss on sales or abandonment of
             property, plant and equipment                        14          91
           Increase (decrease) in cash due to
             changes in net operating assets:
               Accounts and notes receivable                  18,860       5,983
               Inventories and prepaid assets                 (6,503)     (3,719)
               Trade accounts payable and accrued
                 liabilities                                 (28,014)    (17,681)
               Income taxes payable                             (617)        320
           Other                                                 192         226
                                                            --------    --------

  Net Cash Used in Operating Activities                       (4,256)     (4,193)

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                  (6,320)    (10,080)
  Other                                                         --            57
                                                            --------    --------

  Net Cash Used in Investing Activities                       (6,320)    (10,023)

FINANCING ACTIVITIES:
  Net proceeds from borrowings                                12,247      18,916
  Proceeds from sale of treasury stock                           325         873
  Purchase of shares of Common Stock for treasury               (150)     (2,445)
  Dividends paid                                              (3,627)     (3,230)
  Other                                                            0          30
                                                            --------    --------

  Net Cash Provided by Financing Activities                    8,795      14,144

DECREASE IN CASH AND CASH EQUIVALENTS                         (1,781)        (72)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 4,875       2,580
                                                            --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  3,094    $  2,508
                                                            ========    ========

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 1996.

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 26, 1996 are not necessarily indicative of the results that may be expected for the year ended October 25, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 27, 1995.

NOTE 2: Net income per share is based on the weighted average number of common shares outstanding during each period plus common stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Trade accounts payable include $10.3 million at January 26, 1996 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: On March 24, 1995, the Company acquired the Common Stock of Sunbelt Coatings, Inc. in a transaction accounted for as a pooling of interests. The consolidated financial statements for the period ended January 27, 1995 have been restated to include the results and financial position of Sunbelt. The effect of this acquisition on the Company's financial statements was not significant.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Acquisition: The Company announced on February 26, 1996 that it agreed to purchase from TOTAL's Inks Division, known as "Coates Coatings," TOTAL's worldwide can coatings business, comprised of metal packaging coatings and inks. Worldwide sales for Coates Coatings were approximately $125 million in 1995. The transaction is structured in phases to be completed over a period of about five years. Completion of the initial phase of the transaction is expected to take place near the end of the Company's second quarter or beginning of the third quarter. All phases of the transaction are subject to various conditions and regulatory approvals, where applicable. The transaction will be accounted for as a purchase.

Operations: Net sales for the first quarter increased 1.3% to $165,304,000 compared to $163,220,000 a year ago. The increase was driven by the effect of pricing actions taken in substantially all of the businesses during the prior fiscal year in response to rising raw material costs, but partially offset by lower unit sales in all businesses except Sunbelt, Marine and Color Corporation. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of the sales for the full year.

The Company's gross profit margin for the first quarter this year was 27.1% compared to 26.4% last year, with the Consumer Group, E.P.S., Color Corporation, and Sunbelt businesses showing the largest improvement. The first quarter increase is largely attributable to reduced production and distribution costs with the three new facilities fully operational this year whereas they were in various start-up stages last year at this time. While the rate of raw material price escalation has eased somewhat in fiscal 1996, the Company expects that margin pressure will continue. The Company intends to offset these higher costs by continuing to improve its operating efficiency and to seek product price increases.

Operating expenses (research, selling and administrative) increased $603,000, or 1.8%, over first quarter in the prior year, but remained nearly constant as a percent of sales. The increase in expenses includes higher research expenses and additional Consumer promotional expenses.

Net income for 1995 was 15.9% higher than the comparable period a year ago driven by the higher gross margin resulting from reduced manufacturing and distribution costs.

Financial Condition: The net cash used by the Company's operations was $4,256,000 for the first quarter of 1996 compared to $4,193,000 for the first quarter of 1995. The additional cash provided by net income and depreciation adjustments were offset by increased working capital requirements. Accounts payable and accrued liabilities decreased in the first quarter as a result of higher first quarter payments of various year-end accruals and the timing of accounts payable disbursements. Cash generated by accounts receivable increased as the higher year-end balances were collected during the quarter.

First quarter borrowings of $12,247,000 were used to fund seasonal operating requirements of $4,256,000, capital expenditures of $6,320,000 and dividends to shareholders of $3,627,000. The reduction in capital spending from the prior year relates to the completion of new production facilities in Statesville, North Carolina and Marengo, Illinois during 1995. The Company continues to upgrade and replace its management information systems.

The Company's total debt to capital ratio increased to 15.4% from 11.4% at the close of fiscal 1995 as a result of the seasonality in the cash flow generated by the business. The total debt to capital ratio as of January 27, 1995 was 27.9%. The Company believes existing lines of credit will be sufficient to meet its current and projected needs for financing.



                           PART II. OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS:

            During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 27, 1995.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

            (b) The registrant did not file any reports on Form 8-K during the three months ended January 26, 1996.



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE VALSPAR CORPORATION



Date:  March 11, 1996                         By     /s/R. Engh
                                                     --------------------
                                                        R. Engh
                                                        Secretary



Date:  March 11, 1996                         By     /s/P. C. Reyelts
                                                     --------------------
                                                        P. C. Reyelts
                                                        Vice President, Finance
                                                       (Chief Financial Officer)