Form 10-Q
period 1996-04-26
VALSPAR CORP
filed 1996-06-10
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months                                             Commission File
Ended April 26, 1996                                           Number:  1-3011




                             THE VALSPAR CORPORATION

State of Incorporation:                                     IRS Employer ID No.:
       Delaware                                                  36-2443580


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

As of May 31, 1996, The Valspar Corporation had 22,071,606 shares of common stock outstanding, excluding 4,589,050 shares held in treasury. The Company had no other classes of stock outstanding.



                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                      for the Quarter Ended April 26, 1996



PART I.  FINANCIAL INFORMATION                                                                Page No.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - April 26, 1996, April 28, 1995, and
           October 27, 1995..............................................................      2 & 3

         Condensed Consolidated Statements of Income - Three months and six months ended
           April 26, 1996 and April 28, 1995.............................................        4

         Condensed Consolidated Statements of Cash Flows - Six months ended April 26, 1996
           and April 28, 1995............................................................        5

         Notes to Condensed Consolidated Financial Statements - April 26, 1996...........        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations....................................................................      7 & 8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................        9

Item 4.  Submission of Matters to a Vote of Security Holders.............................        9

Item 6.  Exhibits and Reports on Form 8-K................................................        9


SIGNATURES...............................................................................       10




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                         April 26,    April 28,   October 27,
                                                           1996         1995         1995
                                                         ---------    ---------    ---------
                                                        (Unaudited)  (Unaudited)     (Note)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                             $   3,382    $   1,168    $   4,875

   Accounts receivable less allowance (4/26/96-$1,238;
    4/28/95-$1,029; 10/27/95-$911)                         136,897      137,125      129,954

   Inventories:
    Manufactured products                                   53,723       60,514       46,284
    Raw material, supplies and work in process              23,035       28,757       30,609
                                                         ---------    ---------    ---------
                                                            76,758       89,271       76,893

   Other current assets                                     26,361       18,378       25,186
                                                         ---------    ---------    ---------

    TOTAL CURRENT ASSETS                                   243,398      245,942      236,908

OTHER ASSETS                                                36,937       34,802       30,887

PROPERTY, PLANT AND EQUIPMENT                              257,756      233,814      247,540
  Less allowance for depreciation                         (125,832)    (109,999)    (117,136)
                                                         ---------    ---------    ---------
                                                           131,924      123,815      130,404
                                                         ---------    ---------    ---------

                                                         $ 412,259    $ 404,559    $ 398,199
                                                         =========    =========    =========


Note: The Balance Sheet at October 27, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

                                                   April 26,    April 28,    October 27,
                                                     1996         1995         1995
                                                   ---------    ---------    ---------
                                                  (Unaudited)  (Unaudited)     (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                          $  17,838    $  52,468    $   5,288
   Trade accounts payable                             68,629       57,187       68,575
   Income taxes                                        7,960        8,193        9,098
   Accrued liabilities                                52,680       51,883       62,719
   Current portion of long-term debt                     237          229          233
                                                   ---------    ---------    ---------

     TOTAL CURRENT LIABILITIES                       147,344      169,960      145,913

LONG-TERM DEBT                                        21,538       25,213       21,658

DEFERRED LIABILITIES                                  18,413       19,788       18,513

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50; Authorized
    30,000,000 shares; Shares issued,
    including shares in treasury--26,660,656)         13,330       13,330       13,330
   Additional paid-in capital                         12,804        6,805       10,348
   Retained earnings                                 246,956      214,196      235,361
   Other                                              (4,996)      (2,138)      (3,436)
                                                   ---------    ---------    ---------
                                                     268,094      232,193      255,603
   Less cost of Common Stock in treasury
    (4/26/96-4,552,184 shares; 4/28/95-4,664,449
    shares; 10/27/95-4,672,046 shares)                43,130       42,595       43,488
                                                   ---------    ---------    ---------
                                                     224,964      189,598      212,115
                                                   ---------    ---------    ---------

                                                   $ 412,259    $ 404,559    $ 398,199
                                                   =========    =========    =========

Note: The Balance Sheet at October 27, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 ------------------            ----------------
                                               April 26,     April 28,     April 26,      April 28,
                                                 1996          1995          1996           1995
                                              -----------   -----------   -----------   -----------
Net sales                                     $   208,459   $   205,041   $   373,763   $   368,261

Costs and expenses:

   Cost of sales                                  143,872       146,604       264,323       266,735

   Research and development                         8,095         7,409        14,815        13,859

   Selling and administration                      32,726        29,859        60,262        57,063

   Interest expense                                   703         1,162         1,166         1,862

   Other income - net                                 576           131           864           381
                                              -----------   -----------   -----------   -----------

Income before income taxes                         23,639        20,138        34,061        29,123

Income taxes                                        9,502         7,970        13,692        11,576
                                              -----------   -----------   -----------   -----------

Net income                                    $    14,137   $    12,168   $    20,369   $    17,547
                                              ===========   ===========   ===========   ===========

Per common share (Note 2)
     Net income                               $      0.64   $      0.55   $      0.92   $      0.80
                                              ===========   ===========   ===========   ===========
Average number of common shares outstanding    22,247,555    22,104,817    22,205,131    22,067,145

Dividends paid per common share               $     0.165   $      0.15   $      0.33   $      0.30


See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                                         ----------------
                                                                                       April 26,   April 28,
                                                                                         1996        1995
                                                                                       --------    --------
OPERATING ACTIVITIES:
   Net income                                                                          $ 20,369    $ 17,547
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                     11,296      10,334
       Provisions for:
         Other deferred liabilities                                                          56         156
         Loss of sales or abandonment of property, plant and equipment                       54          78
         Increase (decrease) in cash due to changes in net operating assets:
              Accounts and notes receivable                                              (6,943)    (24,233)
              Inventories and prepaid assets                                             (1,040)      1,029
              Trade accounts payable and accrued liabilities                             (7,699)       (171)
              Income taxes payable                                                       (1,138)       (256)
         Other                                                                           (1,068)       (909)
                                                                                       --------    --------
   Net Cash Provided by Operating Activities                                             13,887       3,575

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (11,702)    (24,352)
   Acquired business, net of cash                                                        (9,529)       --
                                                                                       --------    --------
   Net Cash Used in Investing Activities                                                (21,231)    (24,352)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                                          12,434      27,243
   Proceeds from sale of treasury stock                                                   1,657       1,099
   Purchase of shares of Common Stock for treasury                                         (965)     (2,500)
   Dividends paid                                                                        (7,275)     (6,575)
   Other                                                                                   --            98
                                                                                       --------    --------
   Net Cash Provided by Financing Activities                                              5,851      19,365

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (1,493)     (1,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            4,875       2,580
                                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  3,382    $  1,168
                                                                                       ========    ========


See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 1996

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 26, 1996 are not necessarily indicative of the results that may be expected for the year ended October 25, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 27, 1995.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus Common Stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Trade accounts payable include $12.4 million at April 26, 1996 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective April 30, 1996, the Company completed the first phase of its acquisition of Coates Coatings (Coates) pursuant to an acquisition agreement between Coates Brothers PLC, an affiliate of TOTAL SA, and the Company dated February 26, 1996. The first phase included the Coates European businesses, which consists of packaging coatings and metal decorating inks businesses in the United Kingdom, France, Norway, Germany and Spain. These operations will be combined with the Company's existing European packaging coatings business and will be known as ValsparCoates-Europe. Also included were the Coates Australian and United States operations which will be combined with the Company's existing businesses in these countries. The Coates operations included in the first phase represent consolidated sales of approximately $73 million for the year ended December 31, 1995. The transaction will be accounted for as a purchase.

The acquisition agreement calls for several subsequent phases for the acquisition of certain other Coates operations. Worldwide sales for Coates and all of its affiliates were approximately $125 million in 1995. Subsequent phases of the transaction are subject to various conditions and regulatory approvals, where applicable.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Acquisition: Effective April 30, 1996 the Company completed the first phase of its acquisition of TOTAL SA's Coates Coatings operations. These operations accounted for approximately $73 million in sales for the year ended December 31, 1995. The transaction, recorded in the Company's third quarter, will be accounted for as a purchase and had no effect on the results of operations reported for the period ended April 26, 1996. Proforma financial information on the acquisition will be provided in a Form 8-K/A to be filed on or about July 16, 1996.

         The total consideration for this first phase of the transaction was approximately $50 million in cash; including approximately $40 million paid for the assets and stock of certain Coates Coatings affiliates, and approximately $10 million paid to acquire intercompany debts owed by certain of the acquired Coates Coatings affiliates. The transaction was financed through credit facilities with the Company's existing banking group.

         Operations: Net sales increased 1.7% to $208,459,000 and 1.5% to $373,763,000 in the three and six month periods ended April 26, 1996, respectively, over net sales for the comparable periods one year ago. The second quarter and year to date sales increase was driven by volume increases in the Consumer, Sunbelt, EPS resin and Color Corp. colorant businesses and pricing actions taken in substantially all of the businesses during the prior fiscal year in response to rising raw material costs. The increase was partially offset by lower sales in Industrial, Packaging, Federal and Maintenance driven by lower volumes sold in those businesses. Due to the seasonal nature of the Company's business, sales for the quarter and six months are not necessarily indicative of the sales for the full year.

         The gross profit margin improved from 28.5% in 1995 to 31.0% in 1996 for the second quarter and from 27.6% in 1995 to 29.3% in 1996 for the first six months, with Consumer, EPS, Color Corp. and Sunbelt showing the most improvement. The increase in this year's margin is impacted by reduced production and distribution costs with the three new facilities fully operational this year whereas they were in various start-up stages last year at this time. Raw material costs were stable in the second quarter, however, the Company expects margin pressure will resume towards the end of its fiscal year. The Company intends to offset higher raw material costs by continuing to improve its operating efficiency and seeking price increases where necessary.

         Operating expenses (research, selling and administrative) for the second quarter and the first six months of 1996 were 9.5% and 5.9% higher, respectively, than the comparable periods of 1995. The increase stems from additional advertising and other promotional costs for large Consumer customers, increased research spending, costs associated with the upgrade and replacement of the Company's information systems and costs incurred in the Company's international sales offices.

         Net income for 1996 was 16% higher in the second quarter and the first six months than in the comparable periods for 1995 primarily driven by the higher gross margin. Lower interest expense due to reduced borrowing levels and interest rates and higher income from the Company's unconsolidated joint ventures also contributed to the increase in earnings for those periods.

         Financial Condition: The net cash provided by the Company's operations was $13,887,000 for the first six months of 1996 compared to $3,575,000 for the first six months of 1995. The additional cash was provided by increases in net income and depreciation and amortization and reduced net working capital requirements. Accounts receivable did not increase to the same extent it did in the first six months of 1995 due to the lower sales increase rate in the first two quarters of 1996. Inventory levels remained approximately flat in comparison to year end levels due to improved inventory management programs. Accounts payable and accrued liabilities decreased in the first two quarters as a result of payments of various year-end accruals and the timing of accounts payable disbursements.

         Net cash provided by operations, coupled with bank borrowings, were used to finance capital expenditures of $11,702,000; pay dividends of $7,275,000; and finance acquisition expenditures of $9,529,000. The Company continues to upgrade and replace its existing management information systems. Aside from this project, capital spending was evenly distributed among the four business groups with no other single major expenditure. The reduction in capital spending from the prior year relates to the completion of new production facilities in Statesville, North Carolina and Marengo, Illinois during 1995.

         The Company's total debt to capital ratio increased to 15.0% at the end of the second quarter from 11.4% at the close of fiscal 1995 due to the seasonality in the cash flow generated by the business. The total debt to capital ratio as of April 28, 1995 was 29.1%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Annual Meeting of Stockholders was held at the offices of the Corporation at 1101 Third Street South, Minneapolis, Minnesota, on February 28, 1996. The stockholders took the following actions: (i) The stockholders elected four directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                         Votes                      Votes
                                          For                     Withheld
         Thomas R. McBurney            20,485,471                  41,900
         Richard M. Rompala            20,489,121                  38,250
         Michael P. Sullivan           20,488,980                  38,391
         C. Angus Wurtele              20,490,303                  37,068

         (ii) The stockholders approved an increase in the shares reserved under the Key Employee Annual Bonus Plan from 200,000 shares to 700,000 shares. 19,746,540 votes were cast for the resolution; 661,584 votes were cast against the resolution; 119,247 votes abstained; and there were no broker non-votes.

         (iii) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1996. 20,427,543 votes were cast for the resolution; 76,289 votes were cast against the resolution; shares representing 23,539 votes abstained; and there were no broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

         (b) The registrant did not file any reports on Form 8-K during the three months ended April 26, 1996, but the Company did file a report on Form 8-K on May 17, 1996.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE VALSPAR CORPORATION


Date:  June 10, 1996                          By  /s/ R. Engh
                                                  R. Engh
                                                  Secretary


Date:  June 10, 1996                          By  /s/ P. C. Reyelts
                                                  P. C. Reyelts
                                                  Vice President, Finance
                                                  (Chief Financial Officer)