Form 10-Q
period 1996-07-26
VALSPAR CORP
filed 1996-09-09
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Nine Months                                            Commission File
Ended July 26, 1996                                            Number:  1-3011



                             THE VALSPAR CORPORATION

State of Incorporation:                                    IRS Employer ID No.:
       Delaware                                                 36-2443580


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

As of August 31, 1996, The Valspar Corporation had 22,008,047 shares of common stock outstanding, excluding 4,652,609 shares held in treasury. The Company had no other classes of stock outstanding.




                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 26, 1996

PART I.  FINANCIAL INFORMATION                                                                  Page No.

Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets - July 26, 1996, July 28, 1995, and October
              27, 1995......................................................................      2 & 3

            Condensed Consolidated Statements of Income - Three months and nine months ended
              July 26, 1996 and July 28, 1995...............................................        4

            Condensed Consolidated Statements of Cash Flows - Nine months ended July 26, 1996
              and July 28, 1995.............................................................        5

            Notes to Condensed Consolidated Financial Statements - July 26, 1996............        6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations....................................................................      7 & 8


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings...............................................................        9

Item 6.     Exhibits and Reports on Form 8-K................................................        9


SIGNATURES....................................................................................     10



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                            July 26,      July 28,      October 27,
                                                              1996          1995            1995
                                                           -----------   -----------    -----------
                                                           (Unaudited)   (Unaudited)       (Note)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                               $   3,734      $   3,584      $   4,875

   Accounts receivable less allowance
    (7/26/96-$1,929; 7/28/95-$1,164;
    10/27/95-$911)                                           162,200        139,533        129,954

   Inventories:
    Manufactured products                                     55,946         52,321         46,284
    Raw material, supplies
    and work in process                                       25,069         26,320         30,609
                                                           ---------      ---------      ---------
                                                              81,015         78,641         76,893

  Other current assets                                        27,053         19,130         25,186
                                                           ---------      ---------      ---------

TOTAL CURRENT ASSETS                                         274,002        240,888        236,908

OTHER ASSETS                                                  53,504         34,077         30,887
PROPERTY, PLANT AND EQUIPMENT                                295,689        241,216        247,540
  Less allowance for depreciation                           (145,325)      (114,168)      (117,136)
                                                           ---------      ---------      ---------

                                                             150,364        127,048        130,404
                                                           ---------      ---------      ---------

                                                           $ 477,870      $ 402,013      $ 398,199
                                                           =========      =========      =========

Note: The Balance Sheet at October 27, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)
                                                     July 26,       July 28,      October 27,
                                                       1996           1995           1995
                                                    -----------    -----------    -----------
                                                    (Unaudited)    (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                            $   6,158      $  28,899      $   5,288
   Trade accounts payable                               82,138         61,570         68,575
   Income taxes                                          7,293          9,156          9,098
   Accrued liabilities                                  66,025         56,603         62,719
   Current portion of long-term debt                       265            235            233
                                                     ---------      ---------      ---------

     TOTAL CURRENT LIABILITIES                         161,879        156,463        145,913

LONG-TERM DEBT                                          56,508         25,099         21,658

DEFERRED LIABILITIES                                    18,544         20,064         18,513

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 30,000,000 shares;
    Shares issued, including shares in
    treasury--26,660,656)                               13,330         13,330         13,330
   Additional paid-in capital                           12,775          6,849         10,348
   Retained earnings                                   263,003        226,436        235,361
                                                        (3,435)        (2,595)        (3,436)
                                                     ---------      ---------      ---------
   Other                                               285,673        244,020        255,603

   Less cost of Common Stock in treasury
    (7/26/96-4,587,839 shares; 7/28/95-4,687,937
    shares; 10/27/95-4,672,046 shares)                  44,734         43,633         43,488
                                                     ---------      ---------      ---------
                                                       240,939        200,387        212,115
                                                     ---------      ---------      ---------

                                                     $ 477,870      $ 402,013      $ 398,199
                                                     =========      =========      =========

Note: The Balance Sheet at October 27, 1995 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                    ------------------------------      ------------------------------
                                      July 26,          July 28,          July 26,          July 28,
                                        1996              1995              1996              1995
                                    ------------      ------------      ------------      ------------
Net sales                           $    247,481      $    216,310      $    621,244      $    584,571

Costs and expenses:

   Cost of sales                         171,516           152,084           435,839           418,819

   Research and development                8,470             7,033            23,285            20,892

   Selling and administration             36,683            30,275            96,945            87,338

   Interest expense                        1,050             1,122             2,216             2,984

   Other (income)/expense - net             (663)              (78)           (1,527)             (459)
                                    ------------      ------------      ------------      ------------

Income before income taxes                30,425            25,874            64,486            54,997

Income taxes                              12,231            10,401            25,923            21,977
                                    ------------      ------------      ------------      ------------

Net income                          $     18,194      $     15,473      $     38,563      $     33,020
                                    ============      ============      ============      ============

Per common share (Note 2)
    Net income                      $       0.82      $       0.70      $       1.74      $       1.50
                                    ============      ============      ============      ============
Average number of common shares
    outstanding                       22,226,984        22,102,853        22,212,684        22,079,446

Dividends paid per common share     $      0.165      $       0.15      $      0.495      $       0.45

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)
                                                                   NINE MONTHS ENDED
                                                                 ----------------------
                                                                 July 26,      July 28,
                                                                   1996          1995
                                                                 --------      --------
OPERATING ACTIVITIES:
   Net income                                                    $ 38,563      $ 33,020
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                               16,801        15,441
       Provisions for:
         Other deferred liabilities                                  (136)          431
         Loss of sales or abandonment of property, plant and
           equipment                                                   87           103
         Increase (decrease) in cash due to changes in net
           operating assets net of assets acquired:
              Accounts and notes receivable                       (12,506)      (26,641)
              Inventories and prepaid assets                       10,121        10,908
              Trade accounts payable and accrued liabilities        3,812         8,932
              Income taxes payable                                 (1,805)          707
         Other                                                       (227)           93
                                                                 --------      --------

   Net Cash Provided by Operating Activities                       54,710        42,994


INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                     (16,243)      (31,837)
   Acquired business, net of cash                                 (51,369)           --
   Other                                                             (764)       (1,500)
                                                                 --------      --------

   Net Cash Used in Investing Activities                          (68,376)      (33,337)


FINANCING ACTIVITIES:
   Net proceeds from borrowings                                    24,387         3,566
   Proceeds from sale of treasury stock                             1,648         1,209
   Purchase of shares of Common Stock for treasury                 (2,589)       (3,604)
   Dividends paid                                                 (10,921)       (9,824)
   Other                                                               --            --
                                                                 --------      --------

   Net Cash Provided by (Used in) Financing Activities             12,525        (8,653)


INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,141)        1,004
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      4,875         2,580
                                                                 --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  3,734      $  3,584
                                                                 ========      ========

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 26, 1996

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 26, 1996 are not necessarily indicative of the results that may be expected for the year ended October 25, 1996. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 27, 1995.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus Common Stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Trade accounts payable include $11.8 million at July 26, 1996 and $13.7 million at July 28, 1995 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective April 30, 1996, the Company completed the first phase of its acquisition of Coates Coatings (Coates) pursuant to an acquisition agreement between Coates Brothers PLC, an affiliate of TOTAL SA, and the Company dated February 26, 1996. The first phase included the Coates European businesses, which consists of packaging coatings and metal decorating inks businesses in the United Kingdom, France, Norway, Germany and Spain. These operations will be combined with the Company's existing European packaging coatings business and will be known as ValsparCoates-Europe. Also included were the Coates Australian and United States operations which will be combined with the Company's existing businesses in these countries. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results are included in the Company's financial statements from the date of acquisition. The transaction had an immaterial effect on the results of operations reported for the period ended July 26, 1996.

The acquisition agreement calls for several subsequent phases for the acquisition of certain other Coates operations. Worldwide sales for Coates and all of its affiliates were approximately $125 million in 1995. Subsequent phases of the transaction are subject to various conditions and regulatory approvals.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition: Effective April 30, 1996 the Company completed the first phase of its acquisition of TOTAL SA's Coates Coatings operations. The transaction was accounted for as a purchase and had an immaterial effect on the results of operations reported for the period ended July 26, 1996.

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

Operations: Net sales increased 14.4% to $247,481,000 and 6.3% to $621,244,000 in the three and nine month periods ended July 26, 1996, respectively, over net sales for the comparable periods one year ago. Excluding the results of the acquired Coates businesses, net sales increased 9.1% for the three months and 4.3% for the nine months ended July 26, 1996. In addition to the acquisition, the third quarter and year-to-date sales increase was driven by volume increases in the Consumer, Industrial, Sunbelt, EPS resin and Color Corp. colorant businesses and pricing actions taken in substantially all of the businesses during the prior fiscal year in response to rising raw material costs. The increase was partially offset by lower sales in Packaging, Maintenance and Federal resulting from lower volumes sold in those businesses. Due to the seasonal nature of the Company's business, sales for the quarter and nine months are not necessarily indicative of sales for the full year.

The gross profit margin improved from 29.7% in 1995 to 30.7% in 1996 for the third quarter. The gross profit margin for the first nine months was 29.8% in 1996 compared to 28.4% in 1995, with Consumer, Industrial, Color Corp. and Sunbelt driving the improvement for both periods. This year's margin is impacted by reduced production and distribution costs with the three new facilities fully operational this year whereas they were in various start-up stages last year at this time. In addition, the margin for the nine months ended July 28, 1995 was lower due to escalating raw material costs during that period. Raw material costs continued stable in the third quarter of 1996. While the Company does not forecast a significant upward trend in raw material costs over the next several months, it is experiencing cost pressures on selected items.

Operating expenses (research, selling and administrative) increased 21.0% for the third quarter and 11.1% for the first nine months of 1996 from the comparable periods in 1995. Excluding the impact of Coates, the increases would have been 12.4% and 8.1% for the three and nine month periods, respectively. The remaining increases result primarily from additional advertising and other promotional costs for large Consumer customers, increased research spending, costs associated with the upgrade and replacement of the Company's information systems and costs incurred in the Company's international sales offices.

Net income for 1996 increased 17.6% in the third quarter and 16.8% for the first nine months from the comparable periods for 1995, primarily driven by higher sales levels and gross profit margin rates. Improved results from the Company's unconsolidated joint ventures also contributed to the increase in earnings for both periods reported. Interest expense was lower due to reduced borrowing levels prior to the Coates acquisition.

Financial Condition: The net cash provided by the Company's operations was $54,710,000 for the first nine months of 1996 compared to $42,994,000 for the first nine months of 1995. The additional cash was provided by increases in net income and depreciation and amortization and a reduction in net working capital requirements, primarily for accounts receivable. Days sales outstanding as of July 1996 were consistent with July 1995.

Net cash provided by operations, coupled with bank borrowings, were used to finance capital expenditures of $16,243,000; pay dividends of $10,921,000; and finance acquisition expenditures, primarily related to the Coates acquisition, of $51,369,000. The Company continues to upgrade and replace its existing management information systems. Aside from this project, capital spending was distributed among the four business groups with no other single major expenditure. The reduction in capital spending from the prior year relates to the completion of new production facilities in Statesville, North Carolina and Marengo, Illinois during 1995.

The Company's total debt to capital ratio increased to 20.7% at the end of the third quarter from 11.4% at the close of fiscal 1995 as the cash flow generated by the business was offset by borrowings incurred to fund the acquisition. The total debt to capital ratio as of July 28, 1995 was 21.3%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

         (b) During the three months ended July 26, 1996, a report on Form 8-K, dated May 2, 1996, was filed on May 17, 1996, covering the acquisition by the Company of the Coates Coatings affiliates of TOTAL SA. Additionally, a report on Form 8-K/A was filed on July 16, 1996, providing the required financial information which was not previously available.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         THE VALSPAR CORPORATION


Date:   September 9, 1996                By  /s/ R. Engh
                                             ---------------------------------
                                             R. Engh
                                             Secretary


Date:   September 9, 1996                By  /s/ P. C. Reyelts
                                             ---------------------------------
                                             P. C. Reyelts
                                             Vice President, Finance
                                             (Chief Financial Officer)