Form 10-K
period 1996-10-25
VALSPAR CORP
filed 1997-01-23
CIK 102741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 25, 1996         Commission file number 1-3011
                          ----------------         -----------------------------

                             THE VALSPAR CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                                   36-2443580
(State of incorporation)                                        (I.R.S. Employer
                                                             Identification No.)

           1101 Third Street South
           Minneapolis, Minnesota                                  55415
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:
                                                          Name of Each Exchange
           Title of Each Class                               on which Registered

Common Stock, $.50 Par Value                            New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days.
                               Yes   X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 31, 1996 was $580 million based on the closing sales price of $56.625 per share as reported on the New York Stock Exchange. As of such date, 21,892,005 shares of Common Stock, $.50 par value per share (net of 4,768,651 shares in treasury) were outstanding.


                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

Incorporated Documents                                                                  Location in Form 10-K


   1.      The Valspar Corporation Annual Report to Stockholders                          Parts II and IV
           for fiscal year ended October 25, 1996

   2.      The Valspar Corporation Notice of 1997 Annual Meeting                           Part III
           of Stockholders and Proxy Statement to be filed with the
           Securities and Exchange Commission within 120 days of fiscal year ended October 25, 1996




PART I

ITEM 1.  BUSINESS

                                   DESCRIPTION

The Valspar Corporation (the "Company") is a paint and coatings manufacturer and has one reportable industry segment. Operating groups of the Company are organized so as to reflect classes of similar products, and the following table shows the percentage of net sales for these groups for the past three fiscal years.

     Class of Products                  1996             1995              1994
     -----------------                  ----             ----              ----

     Consumer Coatings                  34%              34%               31%
     Packaging Coatings                 27               27                25
     Industrial Coatings                24               25                23
     Special Products                   15               14                21

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

The primary manufacturing plants for CONSUMER COATINGS are located in Azusa, California; Garland, Texas; Rockford, Illinois; Tampa, Florida; Wheeling, Illinois and our newest facility located in Statesville, North Carolina which was opened in 1995. The latex manufacturing plants in Wheeling, Statesville and Garland are three of the most efficient facilities in the consumer paint industry.

The PACKAGING COATINGS group is the largest global coatings supplier to the rigid packaging industry. Packaging coatings for application to food and beverage can bodies and ends comprise the largest volume of sales by this group. Great care is taken to ensure that these coatings meet F.D.A., U.S.D.A. and other country specific regulations. Also produced are coatings for aerosol cans, bottle crowns, closures for glass bottles, and coatings for flexible packaging - paper, film and foil substrates. In 1995, the Packaging Coatings Group expanded its operations to the Far East by opening a sales office in Hong Kong to sell to and service customers in the Peoples Republic of China and in Southeast Asia. The group also entered into a joint venture with a large Chinese company for the manufacture of packaging coatings in the Peoples Republic of China which began operations in late 1996. During 1995, the Packaging Group expanded its international operations by establishing wholly-owned foreign subsidiaries in the United Kingdom, The Valspar (UK) Corporation, Limited, and Australia, The Valspar (Australia) Corporation Pty, Limited. Toll manufacturing arrangements were contracted and sales representatives hired to support these subsidiaries. In 1996, the Company acquired the can coatings and metal decorating inks business of Coates Coatings. This acquisition expands on the initiatives begun in 1995. The first phase of the acquisition, completed in May 1996, included businesses in the UK, France, Norway, Spain, Germany, Australia and the U.S.A. The second phase, completed January 1997, included businesses in Hong Kong and China. In some countries, Coates will continue to provide toll manufacturing and certain facilities and services to the newly acquired businesses.

The primary manufacturing plants for the PACKAGING COATINGS group are in Azusa, California; Covington, Georgia; Garland, Texas; Pittsburgh, Pennsylvania; Rochester, Pennsylvania; West Hill, Ontario, Canada; Witney, England; Machen, England; Nantes, France; Erkrath, Germany; and Mjondalen, Norway.

The INDUSTRIAL COATINGS group manufactures and distributes, primarily in the United States and Canada, decorative and protective coatings for application to wood, metal and plastic substrates. The Company is a major supplier of finishes to the furniture and wood paneling industry. Products include fillers, primers, stains and topcoats which are sold for such diversified end uses as exterior siding, prefinished flooring, interior wall paneling, kitchen cabinets and furniture. For metal and plastic substrates, a large variety of coatings are formulated to meet customers' needs and, when required, to meet EPA requirements through the use of such technologies as electrodeposition, powder, high solids, water-borne and UV light cured coatings. These products are used by a wide range of industries including the railcar, appliance, office furniture, agricultural, construction equipment and metal fabrication industries. The Company also supplies coating systems to the coil coatings industry which are used to coat coils of metal prior to fabrication into products for such markets as pre-engineered buildings, doors, lighting fixtures and appliances. In late 1994, the Industrial Group established a foreign subsidiary in Singapore, The Valspar (Singapore) Corporation Pte Ltd, to manufacture and sell fluorocarbon coatings for architectural applications in the Far East. The Company does not sell to original equipment manufacturers.

The manufacturing plants for the INDUSTRIAL COATINGS group are located at Fort Wayne, Indiana; Garland, Texas; High Point, North Carolina; Jackson, Tennessee; Kankakee, Illinois; and West Hill, Ontario, Canada.

The SPECIAL PRODUCTS group is engaged in the production and marketing, primarily in the United States, of resins and emulsions for coatings, automotive and fleet refinish coatings, heavy duty maintenance and marine coatings, high performance floor coatings for industrial and commercial use, colorants and colorant systems. Emulsions and resins are produced at the Company's facilities in Los Angeles, California; Garland, Texas; and Kankakee, Marengo and Rockford, Illinois for use by the Company and for sale to other coatings manufacturers. Certain resin operations previously included in the Company's McWhorter subsidiary were distributed to the Company's shareholders in the form of a stock dividend at the time of the spin-off of McWhorter Technologies, Inc. in April 1994. Following the spin-off, the Company retained the resin operations located in Los Angeles, Rockford, Kankakee and Garland as described above. The spin-off is described in Note 3 to the Consolidated Financial Statements on page 16 of Valspar's 1996 Annual Report to Stockholders incorporated by reference into this Form 10-K. In May 1995, production of emulsions began at a new resin plant in Marengo, Illinois to support the growth of the Company's consumer paint business and to better service external customers. The automotive and fleet refinish coatings are produced at the Company's facility in Picayune, Mississippi. The acquisition of Sunbelt Coatings, Inc., a manufacturer of automotive and fleet refinish coatings, was completed in March 1995. The new company, Valspar Refinish, established a sales force and distribution network throughout the United States and Canada. The Company is focusing on strengthening its presence in the fleet refinish coatings sector and the production shop/light industrial refinish sector. The Company is also a supplier of coatings for auto under-body, under-hood, exterior and interior trim parts. In November 1996, the Company acquired House of Kolor, Inc., a high-end custom refinish coatings manufacturer. Heavy duty maintenance coatings are formulated for applicators with highly corrosive and other harsh environmental exposures requiring specialized coatings technology. Major markets are petrochemical units, utilities, nuclear plants, paper mills, food processing and pharmaceutical plants, waste and water treatment facilities, off-shore oil structures and the marine industry. Heavy duty maintenance and marine coatings are primarily manufactured in Beaumont, Texas and Garland, Texas. Also distributed through its Federal International Chemical division are specialty coatings and resurfacers for concrete and wood floors. These products are produced at Federal's plant in Chicago, Illinois. Paint colorants, manufactured at the Company's facility in Rockford, Illinois, are used by retail paint dealers to color paint to customer specification. These colorants are used to support the Company's consumer business and are sold directly to external customers. During 1994, new colorant capacity was added to the Company's Louisville, Kentucky plant. This state-of-the-art facility primarily produces colorants to serve the industrial segment as well as provide additional trade sales colorant capacity.

The Company has formed various international joint ventures in the last several years. In the Mexican and Central American markets, the Company formed a joint venture in 1993 called Valspar-Marlux, with Regio Empresas, a Mexican corporation. While the initial focus of the joint venture was to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings, during fiscal year 1996, the joint venture started producing coatings products at its plant in Monterrey, Mexico. Polycoat Powders Limited. in India, a joint venture of the Company and the Goodlass Nerolac Paint Co., Ltd. manufactures decorative powder coatings for the industrial coatings market in India. The third and most recent joint venture investment was entered into in 1995 between the Company and China Merchants Hai Hong, a Hong Kong company, to build a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province, China. The grand opening of this plant was celebrated on October 9, 1996. It is expected that this plant will provide the Company's packaging coatings products to China and possibly other South East Asian markets. The Company's joint venture with Smiland Paint Company, Conco Paint Company, continues to market and sell coatings to the professional paint market served by home centers.

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

                                     PATENTS

Although the Company licenses some technology, the Company's business is not materially dependent upon franchises, licenses or similar rights, or on any single patent or trademark or group of related patents or trademarks.

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally highest during the third quarter of the fiscal year. This seasonality is due to the buying cycle of the consumer paint and heavy duty maintenance businesses. During the first quarter, when sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term credit lines discussed in Note 6 of the Notes to Consolidated Financial Statements on page 17 of Valspar's 1996 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 1996, the Company's sales to Lowe's Companies, Inc. exceeded 10% of consolidated net sales.

                        BACKLOG AND GOVERNMENT CONTRACTS

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the government.

                                   COMPETITION

All aspects of the paint and coatings business are highly competitive. There are approximately 700 domestic paint and coatings manufacturers, and the Company now ranks sixth in North America with less than 5% of the market.

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

Principal methods of competition for industrial and packaging coatings are technical capabilities for specific product formulation, ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new product concepts. The Company believes that its industrial and packaging coatings are competitive in these respects in the industries it serves. The markets for these coatings are increasingly global and the Company is well positioned to serve the global markets.

Principal methods of competition for resins and emulsions, automotive and fleet refinish coatings, heavy duty maintenance coatings and high performance floor coatings are product quality, rapid response to customer orders, technical assistance to the customer in product application, price and new product development. The Company believes it is competitive in these respects in the Special Products business discussed previously.

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

                            RESEARCH AND DEVELOPMENT

Research and development costs for fiscal 1996 were $32,616,000, representing a 17.5% increase over fiscal 1995 ($27,746,000). Fiscal 1995 costs increased 1.2% over those of fiscal 1994 ($27,430,000). Primary emphasis has been in emerging technologies in the industrial and packaging coatings markets.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 1996, and capital expenditures for 1997 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 2,800 persons, approximately 402 of whom are members of unions.

                       FOREIGN OPERATIONS AND EXPORT SALES

The Company's plant in West Hill, Ontario, Canada manufactures and distributes packaging, coil and general industrial coatings for the Canadian market. The Company's foreign operations consist of a mixture of licensing, joint ventures and wholly-owned subsidiary companies. Technologies for packaging and heavy duty maintenance coatings, colorants, powder coatings and general industrial coatings are licensed to paint and coating manufacturers in over twenty foreign countries. The market for packaging coatings has become an increasingly global market and the Company acquired the metal decorating and packaging coatings business of Coates Coatings during 1996 to provide global support to the Company's customers. Greater emphasis is being placed on joint ventures and wholly-owned subsidiaries by the Company to permit the Company to retain greater control over its technology. Export sales are also increasing as the Company's products are being recognized in the global markets. During 1996, export sales represented approximately 5% of the Company's business.

ITEM 2. PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at twenty-one locations, primarily in Illinois, California, Texas and Pennsylvania with one plant in West Hill, Ontario, Canada. Eighteen plants with square footage of 2,300,000 are owned and three of the plants with square footage of 285,000 are leased. Operations in Europe are conducted at five locations with two plants in the United Kingdom, one each in France, Norway and Germany. Four plants are owned with square footage of 230,000. One plant with square footage of 25,000 is leased.

The Company considers that the principal properties and facilities owned or leased by it are adequately maintained, in good operating condition and are adequate for the purposes for which they are being used. Operating capacity varies by division, but for most of the Company's businesses, additional productive capacity is available by increasing the number of shifts worked.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various claims relating to environmental and waste disposal matters at the sites of a number of current and former plants. The Company participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, the Company believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 1996 Annual Report to Stockholders incorporated by reference into this Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 1996 to a vote of security holders.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in December 1997, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

         Name                  Age    Position

    Richard M. Rompala          50    Chief Executive Officer since October 1995
                                      and President since March 1994

    Larry B. Brandenburger      49    Vice President, Research and Development
                                      since October 1989

    Stephen M. Briggs           40    Vice President, Consumer Coatings Group
                                      since August 1993

    Rolf Engh                   43    Vice President, International since
                                      September 1993 and Secretary since
                                      April 1993

    Steven L. Erdahl            44    Vice President, Industrial Coatings Group
                                      since June 1991

    William L. Mansfield        48    Vice President, Packaging Coatings Group
                                      since February 1991

    Paul C. Reyelts             50    Vice President, Finance since April 1982

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to March 1994, Mr. Rompala was Group Vice President - Coatings and Resins since January 1992 and Group Vice President - Chemicals since June 1987 at PPG Industries, Inc.

Prior to August 1993, Mr. Briggs was Vice President, Consumer Sales since February 1992. Previously he held the position of Vice President, Color Corporation of America and McCloskey since December 1991.

Prior to April 1993, Mr. Engh was a partner of Lindquist & Vennum, a Minneapolis, Minnesota law firm, since 1986.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information in the section titled "Stock Information and Dividends" on page 7 of Valspar's 1996 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 31, 1996 was 1,812.

The quarterly dividend declared December 11, 1996, which was paid January 15, 1997 to Common Stockholders of record December 31, 1996, was increased to 18(cents) per share.

ITEM 6.  SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1992 through 1996 on pages 6 and 7 of Valspar's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 1996 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 20 of Valspar's 1996 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 and 3 of Valspar's Proxy Statement dated January 24, 1997 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 6 through 8 and the section titled "Director Compensation" on pages 4 and 5 of Valspar's Proxy Statement dated January 24, 1997 is incorporated herein by reference. The information on pages 8 through 11 of Valspar's Proxy Statement dated January 24, 1997 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 15 and 16 of Valspar's Proxy Statement dated January 24, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 5 of Valspar's Proxy Statement dated January 24, 1997 is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) For financial statements and the financial statement schedule filed as a part of this report, reference is made to "Index to Financial Statements and Financial Statement Schedule" on page F-2 of this report. For a list of exhibits filed as a part of this report, see Item 14(c) below. Compensatory Plans listed in Item 14(c) are denoted by a double asterisk.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended October 25, 1996.

(c)     The following exhibits are filed as part of this report.

         Exhibit
         No.                                             Description
         ---                                             -----------

         3(a)(7) CERTIFICATE OF INCORPORATION--as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986 and February 26, 1992, and to Article Eleven dated February 25, 1987

         3(b)(3)      BY-LAWS--as amended to and including February 25, 1987

         10(a)(l)     THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP
                      PLAN**

         10(b)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

         10(c)(2)     THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

         10(d)(4) THE VALSPAR CORPORATION DEFERRED BONUS AND STOCK SALE PLAN--as amended August 12, 1987, December 21, 1988 and December 12, 1990**

         10(e)(5) THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN--as amended December 11, 1996**

         10(f)(5)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

         10(g)(6) THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended December 13, 1995**

         10(h)(7) THE VALSPAR CORPORATION RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS**

         10(i)(8)     THE VALSPAR CORPORATION ANNUAL BONUS PLAN**

         10(j)(8)     THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

         10(k)(+)     DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

         10(l)(+)     ENVIRONMENTAL MATTERS AGREEMENT

         10(m)(+)     TECHNOLOGY LICENSE AGREEMENT

         10(n)(+)     TAX SHARING AGREEMENT

         10(o)(+)     MASTER TOLLING AGREEMENT

         10(p)(+) SALE AND PURCHASE OF ASSETS AGREEMENT BETWEEN CARGILL, INCORPORATED AND McWHORTER, INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

         10(q)(+) AGREEMENT CONTAINING CONSENT ORDER EXECUTED AS OF SEPTEMBER 30, 1993 BY THE FEDERAL TRADE COMMISSION, THE VALSPAR CORPORATION AND McWHORTER, INC.

         10(r)(+) $60,000,000 CREDIT AGREEMENT DATED AS OF FEBRUARY 1, 1994 AMONG McWHORTER, INC., McWHORTER TECHNOLOGIES, INC., THE BANKS LISTED THEREIN AND WACHOVIA BANK OF GEORGIA, N.A., AS AGENT

         10(s)(+) LEASE AGREEMENT BETWEEN McWHORTER TECHNOLOGIES, INC. AND THE VALSPAR CORPORATION FOR THE LEASE TO McWHORTER OF OFFICE AND LABORATORY SPACE IN MINNEAPOLIS, MINNESOTA

         10(t)(+) LEASE AGREEMENT BETWEEN McWHORTER TECHNOLOGIES, INC. AND THE VALSPAR CORPORATION FOR THE LEASE TO VALSPAR OF MANUFACTURING, WAREHOUSING, LABORATORY AND OFFICE SPACE IN PHILADELPHIA, PENNSYLVANIA

         10(u)(9) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE.

         10(v)(10)    ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE
                      REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996,
                      AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT
                      DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN
                      INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE
                      COMMISSION.)

         13(*) 1996 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

         21(*)        Subsidiaries of the Registrant

         23(a)(*)     Consent of Independent Auditors--Ernst & Young LLP

         23(b)(*)     Consent of Independent Auditors--Deloitte & Touche LLP

         99(a)(*) Financial Statements for the Years Ended October 25, 1996 and October 27, 1995 and Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

         99(b)(*) Financial Statements for the Years Ended October 25, 1996 and October 27, 1995 and Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

         99(c)(*) Financial Statements for the Years Ended October 25, 1996 and October 27, 1995 and Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

         27 Financial Data Schedule (submitted in electronic format for use of Commission only)

------------------------------------

         1 As filed with Form 1O-K for the period ended October 31, 1981.

         2 As filed with Form 10-K for the period ended October 31, 1983.

         3 As filed with Form 10-K for the period ended October 30, 1987.

         4 As filed with Form 10-K for the period ended October 26, 1990.

         5 As filed with Form 10-K for the period ended October 25, 1991; amendment filed with this Form 10-K.

         6 As filed with Form 10-K for the period ended October 30, 1992; amendment filed with Form 10-K for the period ended October 27, 1995.

         7 As filed with Form 1O-K for the period ended October 30, 1992; amendment filed with Form 10-K for the period ended October 28, 1994.

         8 As filed with Form 10-K for the period ended October 30, 1992.

         9 Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

         10 Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

         *            As filed with this Form 1O-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

         + Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15,
                      respectively, to Form S-1 Registration Statement of McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.

         Portions of the 1997 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)     See page F-2 of this report.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE VALSPAR CORPORATION

                                          /s/ Rolf Engh               1/22/97
                                          --------------------------------------
                                          Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ C. Angus Wurtele          1/23/97                         /s/ Susan S. Boren          1/23/97
---------------------------------------                       --------------------------------------
C. Angus Wurtele, Chairman of the Board                       Susan S. Boren, Director

/s/ Richard M. Rompala        1/23/97
---------------------------------------                       --------------------------------------
Richard M. Rompala, Director                                  William W. George, Director
(President and Chief Executive Officer)

/s/ Paul C. Reyelts           1/22/97                         /s/ Thomas R. McBurney      1/23/97
---------------------------------------                       --------------------------------------
Paul C. Reyelts, Vice President, Finance                      Thomas R. McBurney, Director
(Chief Financial Officer)

/s/ Kathleen P. Pepski        1/22/97                         /s/ Kendrick B. Melrose     1/23/97
----------------------------------------                      --------------------------------------
Kathleen P. Pepski, Vice President and Controller             Kendrick B. Melrose, Director
(Chief Accounting Officer)
                                                              /s/ Robert E. Pajor         1/22/97
                                                              --------------------------------------
                                                              Robert E. Pajor, Director

                                                              --------------------------------------
                                                              Gregory R. Palen, Director

                                                              /s/ Lawrence Perlman        1/22/97
                                                              --------------------------------------
                                                              Lawrence Perlman, Director

                                                              --------------------------------------
                                                              Michael P. Sullivan, Director



                                       F-1





                           Annual Report on Form 10-K
                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 25, 1996

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota


                                       F-2

                             The Valspar Corporation

                 Form 10-K--Item 14(a)(1) and (2) and Item 14(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 25, 1996:


                                                                                                      Pages in
                                                                                                    Annual Report
                                                                                                    -------------

Report of Independent Auditors.......................................................................       20

Financial Statements:

         Consolidated Balance Sheets--October 25, 1996 and October 27, 1995..........................       12
         Consolidated Statements of Income--Years ended October 25, 1996
             October 27, 1995 and October 28, 1994...................................................       11
         Consolidated Statements of Changes in Stockholders' Equity--
             Years ended October 25, 1996, October 27, 1995 and October 28, 1994.....................       13
         Consolidated Statements of Cash Flows--Years ended October 25, 1996
             October 27, 1995 and October 28, 1994...................................................       14
         Notes to Consolidated Financial Statements..................................................       15-20

Selected Quarterly Financial Data (Unaudited)........................................................       20

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

         Years ended October 25, 1996, October 27, 1995 and October 28, 1994

Schedule                                                                                                   Page
--------                                                                                                   ----

     II       Valuation and Qualifying Accounts and Reserves.........................................      F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.



                             The Valspar Corporation
           Schedule II--Valuation and Qualifying Accounts and Reserves

-----------------------------------------------------------------------------------------------------------------------------------
                      COL. A                         COL. B                COL. C         COL. C          COL. D          COL. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Additions
                                                                  ----------------------------
                                                                      (1)            (2)
                                              Balance at          Charged to     Charged to
                                              Beginning           Expense or   Other Accounts    Deductions            Balance at
                    Description               of Period            (Income)      --Describe      --Describe          End of Period
----------------------------------------------------------------------------------------------------------------------------


Reserves and allowances deducted from
     asset accounts:
       Allowance for doubtful accounts:

           Year ended October 25, 1996      $   911,000              $771,000   $721,000 (4)    $1,254,000  (1)      $1,260,000
                                                                                                  (111,000) (2)

           Year ended October 27, 1995          890,000               610,000                      830,000  (1)         911,000
                                                                                                  (241,000) (2)

           Year ended October 28, 1994        1,054,000              (96,000)                      388,000  (1)         890,000
                                                                                                  (433,000) (2)
                                                                                                   113,000  (3)

(1)      Uncollectible accounts written off.

(2)      Recoveries on accounts previously written off.

(3)      Amount spun off to McWhorter Technologies, Inc. on April 29, 1994 (see Note 3 in Annual Report.)

(4)      Consists principally of amounts relating to businesses acquired and foreign currency translation adjustments.



INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION


         Exhibit
         No.                                             Description
         ---                                             -----------

         3(a)7 CERTIFICATE OF INCORPORATION--as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986 and February 26, 1992, and to Article Eleven dated February 25, 1987

         3(b)3        BY-LAWS--as amended to and including February 25, 1987

         10(a)l       THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP
                      PLAN**

         10(b)l THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

         10(c)2       THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

         10(d)4 THE VALSPAR CORPORATION DEFERRED BONUS AND STOCK SALE PLAN--as amended August 12, 1987, December 21, 1988 and December 12, 1990**

         10(e)5 THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN--as amended December 11, 1996**

         10(f)5       THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

         10(g)6 THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended December 13, 1995**

         10(h)7 THE VALSPAR CORPORATION RESTRICTED STOCK PLAN FOR NON-EMPLOYEE DIRECTORS**

         10(i)8       THE VALSPAR CORPORATION ANNUAL BONUS PLAN**

         10(j)8       THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

         10(k)+       DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

         10(l)+       ENVIRONMENTAL MATTERS AGREEMENT

         10(m)+       TECHNOLOGY LICENSE AGREEMENT

         10(n)+       TAX SHARING AGREEMENT

         10(o)+       MASTER TOLLING AGREEMENT

         10(p)+ SALE AND PURCHASE OF ASSETS AGREEMENT BETWEEN CARGILL, INCORPORATED AND McWHORTER, INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

         10(q)+ AGREEMENT CONTAINING CONSENT ORDER EXECUTED AS OF SEPTEMBER 30, 1993 BY THE FEDERAL TRADE COMMISSION, THE VALSPAR CORPORATION AND McWHORTER, INC.

         10(r)+ $60,000,000 CREDIT AGREEMENT DATED AS OF FEBRUARY 1, 1994 AMONG McWHORTER, INC., McWHORTER TECHNOLOGIES, INC., THE BANKS LISTED THEREIN AND WACHOVIA BANK OF GEORGIA, N.A., AS AGENT

         10(s)+ LEASE AGREEMENT BETWEEN McWHORTER TECHNOLOGIES, INC. AND THE VALSPAR CORPORATION FOR THE LEASE TO McWHORTER OF OFFICE AND LABORATORY SPACE IN MINNEAPOLIS, MINNESOTA

         10(t)+ LEASE AGREEMENT BETWEEN McWHORTER TECHNOLOGIES, INC. AND THE VALSPAR CORPORATION FOR THE LEASE TO VALSPAR OF MANUFACTURING, WAREHOUSING, LABORATORY AND OFFICE SPACE IN PHILADELPHIA, PENNSYLVANIA

         10(u)9 CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT,CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK, AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE.

         10(v)10 ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION.)

         13* 1996 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

         21*         Subsidiaries of the Registrant

         23(a)*      Consent of Independent Auditors--Ernst & Young LLP

         23(b)*      Consent of Independent Auditors--Deloitte & Touche LLP

         99(a)* Financial Statements for the Years Ended October 25, 1996 and October 27, 1995 and Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

         99(b)* Financial Statements for the Years Ended October 25, 1996 and October 27, 1995 and Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

         99(c)* Financial Statements for the Years Ended October 25, 1996 and October 27, 1995 and Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

         27 Financial Data Schedule (submitted in electronic format for use of Commission only)

------------------------------------

          1 As filed with Form 1O-K for the period ended October 31, 1981.

          2 As filed with Form 10-K for the period ended October 31, 1983.

          3 As filed with Form 10-K for the period ended October 30, 1987.

          4 As filed with Form 10-K for the period ended October 26, 1990.

          5 As filed with Form 10-K for the period ended October 25, 1991; amendment filed with this Form 10-K.

          6 As filed with Form 10-K for the period ended October 30, 1992; amendment filed with Form 10-K for the period ended October 27, 1995.

          7 As filed with Form 1O-K for the period ended October 30, 1992; amendment filed with Form 10-K for the period ended October 28, 1994.

          8 As filed with Form 10-K for the period ended October 30, 1992.

          9 Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

         10 Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1995 and with Form 8-K/A filed on July 16, 1996.

          *           As filed with this Form 1O-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

          + Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15,
                      respectively, to Form S-1 Registration Statement of McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.