Form 10-Q
period 1997-01-24
VALSPAR CORP
filed 1997-03-10
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months                                             Commission File
Ended January 24, 1997                                           Number:  1-3011




                             THE VALSPAR CORPORATION

State of Incorporation:                                     IRS Employer ID No.:
       Delaware                                                 36-2443580


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

As of February 28, 1997, The Valspar Corporation had 21,928,724 shares of common stock outstanding, excluding 4,731,932 shares held in treasury. The Company had no other classes of stock outstanding.



                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 24, 1997


PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets - January 24, 1997,
                January 26, 1996, and October 25, 1996................... 2 & 3

              Condensed Consolidated Statements of Income - Three
                months ended January 24, 1997 and January 26, 1996.......   4

              Condensed Consolidated Statements of Cash Flows - Three
                months ended January 24, 1997 and January 26, 1996.......   5

              Notes to Condensed Consolidated Financial Statements -
                January 24, 1997.........................................   6

Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................ 7 & 8


PART II.    OTHER INFORMATION

Item 1.       Legal Proceedings..........................................   9

Item 6.       Exhibits and Reports on Form 8-K...........................   9


SIGNATURES...............................................................  10



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                           January 24,   January 26,  October 25,
                                              1997          1996         1996
                                           -----------   -----------  -----------
                                           (Unaudited)   (Unaudited)    (Note)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents               $  10,243      $   3,094      $   7,112

   Accounts receivable less allowance
    (1/24/97-$1,367; 1/26/96-$1,062;
    10/25/96-$1,260)                         131,148        111,094        152,842

   Inventories:
    Manufactured products                     66,467         53,830         58,591
    Raw material, supplies and work in
      process                                 28,380         26,684         25,595
                                           ---------      ---------      ---------
                                              94,847         80,514         84,186

   Other current assets                       33,771         28,069         31,060
                                           ---------      ---------      ---------

    TOTAL CURRENT ASSETS                     270,009        222,771        275,200

OTHER ASSETS                                  58,747         29,719         57,421

PROPERTY, PLANT AND EQUIPMENT                308,811        252,473        302,565
  Less allowance for depreciation           (153,893)      (121,026)      (148,746)
                                           ---------      ---------      ---------
                                             154,918        131,447        153,819
                                           ---------      ---------      ---------

                                           $ 483,674      $ 383,937      $ 486,440
                                           =========      =========      =========

Note: The Balance Sheet at October 25, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.



                                              January 24,    January 26,    October 25,
                                                  1997           1996           1996
                                              -----------    -----------    -----------
                                              (Unaudited)    (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                      $  33,000     $  17,649      $  14,665
   Trade accounts payable                         74,973        55,135         80,125
   Income taxes                                    7,599         8,482          8,123
   Accrued liabilities                            58,423        45,904         75,911
   Current portion of long-term debt                 274           239            246
                                               ---------     ---------      ---------

     TOTAL CURRENT LIABILITIES                   174,269       127,409        179,070

LONG-TERM DEBT                                    30,727        21,538         31,948

DEFERRED LIABILITIES                              21,414        18,191         21,719

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 30,000,000 shares; Shares
    issued, including shares in treasury--
    26,660,656)                                   13,330        13,330         13,330

   Additional paid-in capital                     16,384        12,183         13,957

   Retained earnings                             280,667       237,966        276,679

   Other                                             541        (3,655)          (593)
                                               ---------     ---------      ---------
   Less cost of Common Stock in treasury         310,922       259,824        303,373
    (1/24/97-4,709,447 shares; 1/26/96-
    4,609,835 shares; 10/25/96-4,688,393
    shares)                                       53,658        43,025         49,670
                                               ---------     ---------      ---------
                                                 257,264       216,799        253,703
                                               ---------     ---------      ---------

                                               $ 483,674     $ 383,937      $ 486,440
                                               =========     =========      =========

Note: The Balance Sheet at October 25, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements




THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED
                                             ----------------------------
                                              January 24,     January 26,
                                                  1997           1996
                                             ------------    ------------

Net sales                                    $    189,288    $    165,304

Costs and expenses:

   Cost of sales                                  135,850         120,451

   Research and development                         8,229           6,720

   Selling and administration                      31,839          27,536

   Interest expense                                   607             463

   Other income - net                                (499)           (288)
                                             ------------    ------------

Income before income taxes                         13,262          10,422

Income taxes                                        5,334           4,190
                                             ------------    ------------

Net income                                   $      7,928    $      6,232
                                             ============    ============

Per common share (Note 2)
    Net income                               $       0.36    $       0.28
                                             ============    ============

Average number of common shares
 outstanding                                   22,114,309      22,161,200

Dividends paid per common share              $      0.180    $      0.165

See Notes to Condensed Consolidated Financial Statements.





THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                    ------------------------
                                                                    January 24,  January 26,
                                                                       1997         1996
                                                                    -----------  -----------
OPERATING ACTIVITIES:
   Net income                                                        $  7,928      $  6,232
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                    6,323         5,746
       Increase (decrease) in cash due to changes in net
        operating assets, net of effects of acquired businesses:
           Accounts and notes receivable                               21,694        18,860
           Inventories and other assets                               (12,791)       (6,503)
           Trade accounts payable and accrued liabilities             (19,727)      (28,014)
           Income taxes payable                                          (524)         (617)
           Other deferred liabilities                                     (65)         (166)
       Other                                                             (597)          206
                                                                     --------      --------

   Net Cash Provided By/(Used In) Operating Activities                  2,241        (4,256)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (6,809)       (6,320)
   Acquired businesses/assets, net of cash                             (6,456)            0
   Other investments/advances to joint ventures                         5,068             0
                                                                     --------      --------

   Net Cash Used In Investing Activities                               (8,197)       (6,320)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                        17,142        12,247
   Proceeds from sale of treasury stock                                   759           325
   Purchase of shares of Common Stock for treasury                     (4,874)         (150)
   Dividends paid                                                      (3,940)       (3,627)
                                                                     --------      --------

   Net Cash Provided By Financing Activities                            9,087         8,795

Increase/(Decrease) In Cash and Cash Equivalents                        3,131        (1,781)

Cash and Cash Equivalents at Beginning of Year                          7,112         4,875
                                                                     --------      --------

Cash and Cash Equivalents at End of Period                           $ 10,243      $  3,094
                                                                     ========      ========

See Notes to Condensed Consolidated Financial Statements.



THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 24, 1997

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 24, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 25, 1996.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus Common Stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Trade accounts payable include $15.1 million at January 24, 1997 and $10.3 million at January 26, 1996 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective January 1, 1997, the Company completed the second phase of its acquisition of TOTAL SA's Coates Coatings ("Coates") operations. The second phase consisted of packaging coatings and metal decorating inks businesses in Hong Kong and China. The second phase of the acquisition was made with the Company's joint venture partner, China Merchants Hai Hong Holdings Company, Ltd. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The transaction was not material to the results of operations reported for the period ended January 24, 1997.

The Acquisition Agreement between the Company and Coates Brothers plc calls for the purchase of certain other Coates operations in subsequent phases over a period of up to five years, and will include operations in South Africa, India, and several countries in Southeast Asia. The additional phases of the transaction are subject to various conditions and regulatory approvals.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Acquisition: Effective January 1, 1997, the Company completed the second phase of its acquisition of TOTAL SA's Coates Coatings ("Coates") operations. The second phase consisted of packaging coatings and metal decorating inks businesses in Hong Kong and China. The second phase of the acquisition was made with the Company's joint venture partner, China Merchants Hai Hong Holdings Company, Ltd. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The transaction was not material to the results of operations reported for the period ended January 24, 1997.

         The Acquisition Agreement between the Company and Coates Brothers plc calls for the purchase of certain other Coates operations in subsequent phases over a period of up to five years. The additional phases of the transaction are subject to various conditions and regulatory approvals.

         Operations: Net sales for the quarter increased 14.5% to $189,288,000 from $165,304,000 in the first quarter of 1996. Excluding the results of the first and second phases of the acquired Coates operations, net sales increased 5.8%. The increase was primarily driven by volume increases in the Consumer Group and in certain business lines within the Special Products Group. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

         The gross profit margin increased to 28.2% in the first quarter of 1997 from 27.1% in the first quarter of 1996. The increase was primarily the result of a modest decline in raw material costs over the prior year. Raw material costs continued to be stable in the first quarter of 1997 and the Company does not expect a significant upward trend in raw material costs over the next several months.

         Operating expenses (research and development, selling and administrative) increased 17.0% to $40,068,000 (21.2% of net sales) in the first quarter of 1997 compared with $34,256,000 (20.7% of net sales) in the first quarter of 1996. Excluding the results of the first and second phases of the acquired Coates operations, operating expenses increased 6.9%. This increase was primarily the result of costs related to the Gordon Bartels and House of Kolor acquisitions, increased management and selling resources committed to the Industrial Group and higher information systems expenditures as the Company continues to replace its existing systems.

         Net income in the first quarter of 1997 increased 27.2% to $7,928,000, or $0.36 per share, primarily driven by higher sales levels and gross profit margin rates.

         Financial Condition: The net cash provided by the Company's operations was $2,241,000 for the first three months of 1997 compared with a use of cash of $4,256,000 for the first three months of 1996. The additional cash was provided by increases in net income and a reduction in net working capital requirements. The cash provided by operating activities combined with $22,210,000 in proceeds from bank borrowings and other investing activities were used to support $6,809,000 in capital expenditures, $6,456,000 in cash payments related to acquisitions, $4,874,000 in payments for share repurchases, and $3,940,000 in dividend payments. Cash balances increased $3,131,000 during the first quarter of 1997.

         During the first quarter of 1997, accounts receivable decreased $21,694,000 as higher year-end balances were collected, inventory increased $10,661,000 as production increased for seasonal sales in the Consumer Group and accounts payable and accrued liabilities decreased $19,727,000 as a result of the payment of various year-end accruals and the timing of accounts payable disbursements.

         Capital expenditures for property, plant, and equipment were $6,809,000 in the first quarter of 1997 compared with $6,320,000 in the first quarter of 1996. The Company continues to upgrade and replace its existing management information systems. Aside from this project, capital spending was distributed among the four business groups with no other single major expenditure.

         The Company's total debt to capital ratio increased to 19.9% at the end of the first quarter from 15.6% at the close of fiscal 1996. The total debt to capital ratio as of January 26, 1996 was 15.4%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 25, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibit 3.1 - Amended Certificate of Incorporation

                  Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

         (b) The registrant did not file any reports on Form 8-K during the three months ended January 24, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE VALSPAR CORPORATION


Date:   March 10, 1997                 By   /s/ R. Engh
                                           -----------------------------------
                                                R. Engh
                                                Secretary


Date:   March 10, 1997                 By   /s/ P. C. Reyelts
                                           -----------------------------------
                                                P. C. Reyelts
                                                Vice President, Finance
                                                (Chief Financial Officer)