Form 10-Q
period 1997-04-25
VALSPAR CORP
filed 1997-06-09
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months                                              Commission File
Ended April 25, 1997                                            Number: 1-3011



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

As of May 30, 1997, The Valspar Corporation had 43,791,100 shares of common stock outstanding, excluding 9,530,212 shares held in treasury (as adjusted to reflect a 2-for-1 stock split, effected in the form of a 100% stock dividend, with a record date of March 7, 1997). The Company had no other classes of stock outstanding.




                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                      for the Quarter Ended April 25, 1997


PART I.  FINANCIAL INFORMATION                                          Page No.

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - April 25, 1997,
            April 26, 1996, and October 25, 1996.......................... 2 & 3

          Condensed Consolidated Statements of Income - Three
            months and six months ended April 25, 1997 and April 26,
            1996..........................................................   4

          Condensed Consolidated Statements of Cash Flows - Six
            months ended April 25, 1997 and April 26, 1996................   5

          Notes to Condensed Consolidated Financial Statements -
            April 25, 1997................................................ 6 & 7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 7 - 9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...............................................   9

Item 2.   Changes in Securities...........................................   9

Item 4.   Submission of Matters to a Vote of Security Holders.............   10

Item 6.   Exhibits and Reports on Form 8-K................................   10


SIGNATURES................................................................   11





                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                            April 25,       April 26,      October 25,
                                              1997            1996            1996
                                            ---------       ---------       ---------
                                           (Unaudited)     (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $   8,121      $   3,382      $   7,112

   Accounts receivable less allowance
    (4/25/97-$1,629; 4/26/96-$1,238;
    10/25/96-$1,260)                         172,681        136,897        152,842

   Inventories:
    Manufactured products                     78,214         53,723         58,591
    Raw material, supplies and work in
     process                                  31,724         23,035         25,595
                                           ---------      ---------      ---------
                                             109,938         76,758         84,186

   Other current assets                       36,194         26,361         31,060
                                           ---------      ---------      ---------

    TOTAL CURRENT ASSETS                     326,934        243,398        275,200

OTHER ASSETS                                  70,033         36,937         57,421

PROPERTY, PLANT AND EQUIPMENT                326,398        257,756        302,565
 Less allowance for depreciation            (159,655)      (125,832)      (148,746)
                                           ---------      ---------      ---------
                                             166,743        131,924        153,819
                                           ---------      ---------      ---------

                                           $ 563,710      $ 412,259      $ 486,440
                                           =========      =========      =========

Note: The Balance Sheet at October 25, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.




THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)
                                             April 25,     April 26,      October 25,
                                                1997          1996           1996
                                             ---------     ---------      ---------
                                            (Unaudited)   (Unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                    $  67,271     $  17,838      $  14,665
   Trade accounts payable                       91,392        68,629         80,125
   Income taxes                                  7,555         7,960          8,123
   Accrued liabilities                          72,883        52,680         75,911
   Current portion of long-term debt               273           237            246
                                             ---------     ---------      ---------

     TOTAL CURRENT LIABILITIES                 239,374       147,344        179,070

LONG-TERM DEBT                                  37,084        21,538         31,948

DEFERRED LIABILITIES                            19,909        18,413         21,719

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 120,000,000 shares;
    Shares issued, including shares in
    treasury--53,321,312)                       26,660        13,330         13,330

   Additional paid-in capital                   16,595        12,804         13,957

   Retained earnings                           280,496       246,956        276,679

   Other                                         1,014        (4,996)          (593)
                                             ---------     ---------      ---------
                                               324,765       268,094        303,373
   Less cost of Common Stock in treasury
    (4/25/97-9,532,590 shares; 4/26/96-
    9,104,368 shares; 10/25/96-9,376,786
    shares)                                     57,422        43,130         49,670
                                             ---------     ---------      ---------
                                               267,343       224,964        253,703
                                             ---------     ---------      ---------

                                             $ 563,710     $ 412,259      $ 486,440
                                             =========     =========      =========

Note: The Balance Sheet at October 25, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements




THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                  ---------------------------     ---------------------------
                                    April 25,       April 26,      April 25,       April 26,
                                      1997            1996           1997             1996
                                  -----------     -----------     -----------     -----------
Net sales                         $   252,768     $   208,459     $   442,056     $   373,763

Costs and expenses:

   Cost of sales                      169,959         143,872         305,809         264,323

   Research and development            10,043           8,095          18,272          14,815

   Selling and administration          43,178          32,726          75,017          60,262

   Interest expense                     1,309             703           1,916           1,166

   Other income - net                     311             576             810             864
                                  -----------     -----------     -----------     -----------

Income before income taxes             28,590          23,639          41,852          34,061

Income taxes                           11,487           9,502          16,821          13,692
                                  -----------     -----------     -----------     -----------

Net income                        $    17,103     $    14,137     $    25,031     $    20,369
                                  ===========     ===========     ===========     ===========

Per common share (Note 2)
 Net income                       $      0.39     $      0.32     $      0.57     $      0.46
                                  ===========     ===========     ===========     ===========

Average number of common
 shares outstanding                44,250,630      44,495,110      44,238,690      44,410,262

Dividends paid per common
 share                            $      0.09     $    0.0825     $      0.18     $     0.165

See Notes to Condensed Consolidated Financial Statements.




THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                  -----------------------
                                                                  April 25,     April 26,
                                                                    1997          1996
                                                                  --------      --------
OPERATING ACTIVITIES:
  Net income                                                      $ 25,031      $ 20,369
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                  11,919        11,296
      Increase (decrease) in cash due to changes in net
       operating assets, net of effects of acquired
       businesses:
         Accounts and notes receivable                             (16,807)       (6,943)
         Inventories and prepaid assets                            (27,587)       (1,040)
         Trade accounts payable and accrued liabilities              8,646        (7,699)
         Income taxes payable                                       (2,621)       (1,138)
         Other deferred liabilities                                    173            56
      Other                                                         (1,809)       (1,014)
                                                                  --------      --------

  Net Cash (Used In)/Provided By Operating Activities               (3,055)       13,887

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                       (18,531)      (11,702)
  Acquired businesses/assets, net of cash                          (24,299)       (9,529)
  Other investments/advances to joint ventures                       4,808             0
                                                                  --------      --------

  Net Cash Used In Investing Activities                            (38,022)      (21,231)

FINANCING ACTIVITIES:
  Net proceeds from borrowings                                      57,727        12,434
  Proceeds from sale of treasury stock                               1,071         1,657
  Purchase of shares of Common Stock for treasury                   (8,826)         (965)
  Dividends paid                                                    (7,886)       (7,275)
                                                                  --------      --------

  Net Cash Provided By Financing Activities                         42,086         5,851


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     1,009        (1,493)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     7,112         4,875
                                                                  --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  8,121      $  3,382
                                                                  ========      ========

See Notes to Condensed Consolidated Financial Statements.




THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 1997

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 25, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 25, 1996.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus Common Stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Trade accounts payable include $15.3 million at April 25, 1997 and $12.4 million at April 26, 1996 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective January 1, 1997, the Company completed the second phase of its acquisition of TOTAL SA's Coates Coatings ("Coates") operations. The second phase consisted of packaging coatings and metal decorating inks businesses in Hong Kong and China. The acquisition was made with the Company's joint venture partner, China Merchants Hai Hong Holdings Company, Ltd. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The transaction was not material to the results of operations reported for the period ended April 25, 1997.

The Acquisition Agreement between the Company and Coates Brothers plc calls for the purchase of certain other Coates operations in subsequent phases over a period of up to five years, and will include operations in South Africa, India, and several countries in Southeast Asia. The additional phases of the transaction are subject to various conditions and regulatory approvals.

In addition to the above, during the second quarter the Company completed its acquisition of Sureguard, Incorporated, an industrial coatings manufacturer, and completed a transaction with Ameron International Corporation (Ameron) to exchange selected assets of the Company's Maintenance Coatings division for selected assets of the Product Finishes business of Ameron.

NOTE 5: In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is required to be adopted for the quarter ended January, 1998. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this statement on the calculation of primary earnings per share is not expected to be material.

NOTE 6: The Company's Board of Directors declared a 2-for-1 stock split, effected in the form of a 100% stock dividend, for stockholders of record March 7, 1997. Information regarding shares outstanding, earnings per share and dividends per share has been restated to give retroactive effect to the stock split.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Acquisitions & Divestitures: Effective January 1, 1997, the Company completed the second phase of its acquisition of TOTAL SA's Coates Coatings ("Coates") operations. The second phase consisted of packaging coatings and metal decorating inks businesses in Hong Kong and China. The acquisition was made with the Company's joint venture partner, China Merchants Hai Hong Holdings Company, Ltd. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the six month period ended April 25, 1997.

         The Acquisition Agreement between the Company and Coates Brothers plc calls for the purchase of certain other Coates operations in subsequent phases over a period of up to five years. The additional phases of the transaction are subject to various conditions and regulatory approvals.

         In addition to the above, during the second quarter the Company completed its acquisition of Sureguard, Incorporated, an industrial coatings manufacturer, and completed a transaction with Ameron International Corporation (Ameron) to exchange selected assets of the Company's Maintenance Coatings division for selected assets of the Product Finishes business of Ameron, none of which were material.

         The discussion of operations below includes the combined effect of the acquisition of the first and second phases of Coates and other acquisitions and divestitures which occurred during fiscal 1996 and the first six months of fiscal 1997.

         Operations: Net sales increased 21.3% to $252,768,000 and 18.3% to $442,056,000 in the three and six month periods ended April 25, 1997, respectively, over net sales for the comparable periods one year ago. Excluding the results of acquisitions and divestitures, net sales increased 12.0% for the three month period and 9.1% for the six month period. The second quarter and year to date increases were primarily driven by volume increases in the Consumer Group and in certain business lines within the Special Products Group. Due to the seasonal nature of the Company's business, sales for the quarter and six month periods are not necessarily indicative of sales for the full year.

         The gross profit margin improved from 31.0% to 32.8% during the second quarter and from 29.3% to 30.8% for the first six months over the comparable periods last year. The increases were primarily the result of a modest decline in raw material costs over the comparable periods in the prior year. Raw material costs continued to be stable in the first six months of 1997 and the Company does not expect a significant upward trend in raw material costs over the next several months.

         Operating expenses (research and development, selling, and administrative) increased 30.4% to $53,221,000 (21.1% of net sales) in the second quarter of 1997 compared with $40,821,000 (19.6% of net sales) in the second quarter of 1996. Year to date, operating expenses increased 24.3% to $93,289,000 (21.1% of net sales) compared with $75,077,000 (20.1% of net sales) for the same period last year. Excluding the results of acquisitions and divestitures, operating expenses increased 17.6% for the quarter and 12.6% year to date. This increase was primarily the result of additional advertising and promotional costs for large Consumer Group customers, additional selling expenses in all business groups, and higher information systems expenditures as the Company continues to replace its existing systems.

         Net income in the second quarter of 1997 increased 21.0% to $14,137,000, or $0.39 per share over the second quarter of 1996. Year to date, net income increased 22.9% to $25,031,000, or $0.57 per share over the prior year. Both increases were primarily driven by higher sales levels and gross profit margin rates.

         Financial Condition: The net cash used by the Company's operations was $3,055,000 for the first six months of 1997, compared with cash provided by operations of $13,887,000 for the first six months of 1996. The additional cash usage was the result of an increase in net working capital requirements. The cash used in operating activities combined with $24,299,000 of acquisition expenditures, $18,531,000 of capital expenditures, $8,826,000 in payments for share repurchases, and $7,886,000 in dividend payments were funded through $62,535,000 in proceeds from bank borrowings and other investing activities. Cash balances decreased $1,009,000 during the first six months of 1997.

         During the first six months of 1997, accounts receivable increased $16,807,000 as sales volume increased. Inventory increased $22,662,000 as the Consumer Group increased production for seasonal sales and moved inventory into two additional warehouses to better meet customer needs. Accounts payable and accrued liabilities increased $8,646,000 as a result of the increase in inventories and the timing of accounts payable disbursements.

         Capital expenditures for property, plant, and equipment were $18,539,000 in the first six months of 1997, compared with $11,702,000 in the first six months of 1996. The Company continues to upgrade and replace its existing management information systems. Additionally, the Packaging Group is completing a new laboratory in Pittsburgh. Aside from these projects, capital spending was distributed among the four business groups with no other major single expenditure.

         The Company's total debt to capital ratio increased to 28.1% at the end of the second quarter from 15.6% at the close of fiscal 1996. The total debt to capital ratio as of April 26, 1996 was 15.0%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.



                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS:

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any pending legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 25, 1996.


ITEM 2.  CHANGES IN SECURITIES:

         The Company completed a 2-for-1 stock split, effected in the form of a 100% stock dividend, for all common stockholders of record on March 7, 1997 which was distributed on March 21, 1997.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 26, 1997. The stockholders took the following actions: (i) The stockholders elected two directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                            Votes For             Votes Withheld
                                            ---------             --------------
         Susan S. Boren                     18,885,219                25,931
         Robert E. Pajor                    18,875,626                35,524

         (ii) The stockholders approved an increase in the shares reserved under the Corporation's 1991 Stock Option Plan. 18,338,111 votes were cast for the resolution; 534,449 votes were cast against the resolution; 38,590 votes abstained; and there were no broker non-votes.

         (iii) The stockholders took action on a proposed amendment of Article Fourth of the Corporation's Certificate of Incorporation to increase the authorized number of shares of stock. 17,823,348 votes were cast for the resolution; 1,025,706 votes were cast against the resolution; shares representing 62,096 votes abstained; and there were no broker non-votes.

         (iv) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1997. 18,847,310 votes were cast for the resolution; 27,192 votes were cast against the resolution; shares representing 36,648 votes abstained; and there were no broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).
         (b) The registrant did not file any reports on Form 8-K during the three months ended April 25, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE VALSPAR CORPORATION


Date:   June 9, 1997                        By   /s/R. Engh
                                               --------------------------------
                                                 R. Engh
                                                 Secretary


Date:   June 9, 1997                        By   /s/P. C. Reyelts
                                               --------------------------------
                                                 P. C. Reyelts
                                                 Vice President, Finance
                                                 (Chief Financial Officer)