Form 10-Q/A
period 1997-06-09
VALSPAR CORP
filed 1997-06-27
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


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

Net income in the second quarter of 1997 increased 21.0% to $17,103,000, or $0.39 per share over the second quarter of 1996. Year to date, net income increased 22.9% to $25,031,000, or $0.57 per share over the prior year. Both increases were primarily driven by higher sales levels and gross profit margin rates.

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



                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE VALSPAR CORPORATION



Date:  June 27, 1997                          By /s/R. Engh
                                                 -----------------------------
                                                 R. Engh
                                                 Secretary