Form 10-Q
period 1997-07-25
VALSPAR CORP
filed 1997-09-08
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months                                           Commission File
Ended July 25, 1997                                           Number: 1-3011

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

As of August 29, 1997, The Valspar Corporation had 43,790,109 shares of common stock outstanding, excluding 9,531,203 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION

                               Index to Form 10-Q
                       for the Quarter Ended July 25, 1997

PART I.   FINANCIAL INFORMATION                                         Page No.

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - July 25, 1997,
              July 26, 1996, and October 25, 1996......................... 2 & 3

            Condensed Consolidated Statements of Income - Three
              months and nine months ended July 25, 1997 and July 26,
              1996........................................................   4

            Condensed Consolidated Statements of Cash Flows - Nine
              months ended July 25, 1997 and July 26, 1996................   5

            Notes to Condensed Consolidated Financial Statements -
              July 25, 1997............................................... 6 & 7

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................... 7 & 8


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.............................................   9

Item 6.     Exhibits and Reports on Form 8-K..............................   9


SIGNATURES................................................................  10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                           July 25,      July 26,    October 25,
                                             1997         1996          1996
                                          ---------     ---------     ---------
                                         (Unaudited)   (Unaudited)      (Note)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents              $  10,798     $   3,734     $   7,112

   Accounts receivable less allowance
    (7/25/97-$1,899; 7/26/96-$1,929;
     10/25/96-$1,260)                       196,201       162,200       152,842

   Inventories:
    Manufactured products                    70,979        55,946        58,591
    Raw material, supplies and work in
     process                                 26,807        25,069        25,595
                                          ---------     ---------     ---------
                                             97,786        81,015        84,186

   Other current assets                      40,877        27,053        31,060
                                          ---------     ---------     ---------


    TOTAL CURRENT ASSETS                    345,662       274,002       275,200

OTHER ASSETS                                 71,184        53,504        57,421

PROPERTY, PLANT AND EQUIPMENT               343,088       295,689       302,565
  Less allowance for depreciation          (164,633)     (145,325)     (148,746)
                                          ---------     ---------     ---------
                                            178,455       150,364       153,819
                                          ---------     ---------     ---------

                                          $ 595,301     $ 477,870     $ 486,440
                                          =========     =========     =========

Note: The Balance Sheet at October 25, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                     July 25,    July 26,     October 25,
                                                      1997        1996           1996
                                                    --------    ---------     ---------
                                                   (Unaudited) (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                           $ 73,735    $   6,158     $  14,665
   Trade accounts payable                             91,324       82,138        80,125
   Income taxes                                        6,988        7,293         8,123
   Accrued liabilities                                82,149       66,025        75,911
   Current portion of long-term debt                     281          265           246
                                                    --------    ---------     ---------

     TOTAL CURRENT LIABILITIES                       254,477      161,879       179,070

LONG-TERM DEBT                                        38,044       56,508        31,948

DEFERRED LIABILITIES                                  18,864       18,544        21,719

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
   Authorized 120,000,000 shares;
   Shares issued, including shares in
   treasury--53,321,312)                              26,660       13,330        13,330

   Additional paid-in capital                         17,816       12,775        13,957

   Retained earnings                                 297,247      263,003       276,679

   Other                                                  98       (3,435)         (593)
                                                    --------    ---------     ---------
                                                     341,821      285,673       303,373

   Less cost of Common Stock in treasury
    (7/25/97-9,532,637 shares; 7/26/96-9,175,678
    shares; 10/25/96-9,376,786 shares)                57,905       44,734        49,670
                                                    --------    ---------     ---------
                                                     283,916      240,939       253,703
                                                    --------    ---------     ---------

                                                    $595,301    $ 477,870     $ 486,440
                                                    ========    =========     =========

Note: The Balance Sheet at October 25, 1996 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                 --------------------------    --------------------------
                                    July 25,      July 26,       July 25,       July 26,
                                     1997           1996           1997           1996
                                 -----------    -----------    -----------    -----------
Net sales                        $   282,655    $   247,481    $   724,711    $   621,244

Costs and expenses:

   Cost of sales                     194,000        171,516        499,809        435,839

   Research and development            9,943          8,470         28,215         23,285

   Selling and administration         44,468         36,683        119,485         96,945

   Interest expense                    1,711          1,050          3,627          2,216

   Other income - net                  2,030            663          2,840          1,527
                                 -----------    -----------    -----------    -----------

Income before income taxes            34,563         30,425         76,415         64,486

Income taxes                          13,895         12,231         30,716         25,923
                                 -----------    -----------    -----------    -----------

Net income                       $    20,668    $    18,194    $    45,699    $    38,563
                                 ===========    ===========    ===========    ===========

Per common share (Note 2)
  Net income                     $      0.47    $      0.41    $      1.03    $       .87
                                 ===========    ===========    ===========    ===========
Average number of common
  shares outstanding              44,225,060     44,453,968     44,232,548     44,425,368

Dividends paid per common
  share                          $      0.09    $    0.0825    $      0.27    $    0.2475


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                       -----------------
                                                                     July 25,     July 26,
                                                                       1997         1996
                                                                     --------     --------
OPERATING ACTIVITIES:
   Net income                                                        $ 45,699     $ 38,563
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                   18,944       16,801
       Increase (decrease) in cash due to changes in net
         operating assets, net of effects of acquired businesses:
              Accounts and notes receivable                           (40,327)     (12,506)
              Inventories and other assets                            (20,891)      10,121
              Trade accounts payable and accrued liabilities           18,311        3,812
              Income taxes payable                                     (3,188)      (1,805)
              Other deferred liabilities                                 (338)        (136)
         Other                                                         (2,440)        (140)
                                                                     --------     --------

   Net Cash Provided By Operating Activities                           15,770       54,710

INVESTING ACTIVITIES:

   Purchases of property, plant and equipment                         (34,240)     (16,243)
   Acquired business/assets, net of cash                              (31,762)     (51,369)
   Other investments/advances to joint ventures                         8,088         (764)
                                                                     --------     --------

   Net Cash Used In Investing Activities                              (57,914)     (68,376)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                        65,159       24,387
   Proceeds from sale of treasury stock                                 1,911        1,648
   Purchase of shares of Common Stock for treasury                     (9,413)      (2,589)
   Dividends paid                                                     (11,827)     (10,921)
                                                                     --------     --------

   Net Cash Provided By Financing Activities                           45,830       12,525

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                        3,686       (1,141)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        7,112        4,875
                                                                     --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 10,798     $  3,734
                                                                     ========     ========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 25, 1997

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 25, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 25, 1996.

NOTE 2: Net income per share is based on the weighted average number of Common Shares outstanding during each period plus Common Stock equivalents on stock options. Potential dilution from the exercise of stock options is not material.

NOTE 3: Trade accounts payable include $15.4 million at July 25, 1997 and $11.8 million at July 26, 1996 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective January 1, 1997, the Company completed the second phase of its acquisition of TOTAL SA's Coates Coatings ("Coates") operations. The second phase consisted of packaging coatings and metal decorating inks businesses in Hong Kong and China. The acquisition was made with the Company's joint venture partner, China Merchants Hai Hong Holdings Company, Ltd. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The transaction was not material to the results of operations reported for the period ended July 25, 1997.

The Acquisition Agreement between the Company and Coates Brothers plc calls for the purchase of certain other Coates operations in subsequent phases over a period of up to five years, and will include operations in South Africa, India, and several countries in Southeast Asia. The additional phases of the transaction are subject to various conditions and regulatory approvals.

In addition to the above, during the third quarter the Company completed its purchase of a resin manufacturing facility in Hagerstown, Maryland and completed the formation of a joint venture in Brazil for the manufacture and sale of packaging coatings in South America. The Company owns 50 percent of the joint venture. These transactions were not material to the results of operations for the quarter ended July 25, 1997.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 25, 1997 -- CONTINUED

Note 5: In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share", which is required to be adopted for the quarter ended January, 1998. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of this statement on the calculation of primary earnings per share is not expected to be material.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Acquisitions & Divestitures: The following discussion of operations is affected by the combined effect of the first and second phases of the Coates acquisition (described in Note 4 attached hereto) and other acquisitions and divestitures which occurred during fiscal 1996 and the first nine months of fiscal 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

         Operations: Net sales increased 14.2% to $282,655,000 and 16.7% to $724,711,000 in the three and nine month periods ended July 25, 1997, respectively, over net sales for the comparable periods one year ago. Excluding the results of acquisitions and divestitures, net sales increased 11.3% for the three month period and 10.0% for the nine month period. The third quarter and year to date increases were primarily driven by volume increases in all of the Company's business groups. Due to the seasonal nature of the Company's business, sales for the quarter and nine month periods are not necessarily indicative of sales for the full year.

         The gross margin improved from 30.7% to 31.4% during the third quarter and from 29.8% to 31.0% for the first nine months over the comparable periods last year. The increases were primarily the result of a modest decline in raw material costs over the comparable periods in the prior year. Raw material costs continued to be stable in the first nine months of 1997 and the Company does not expect a significant upward trend in raw material costs over the next several months.

         Operating expenses (research and development, selling, and administrative) increased 20.5% to $54,411,000 (19.2% of net sales) in the third quarter of 1997 compared with $45,153,000 (18.2% of net sales) in the third quarter of 1996. Year to date, operating expenses increased 22.8% to $147,700,000 (20.4% of net sales) compared with $120,230,000 (19.4% of net sales) for the same period last year. Excluding the results of acquisitions and divestitures, operating expenses increased 20.1% for the quarter and 15.3% year to date. This increase was primarily the result of additional advertising and promotional costs for large Consumer Group customers, additional selling expenses in all business groups, and higher information systems expenditures as the Company continues to replace its existing systems.

         Net income of $0.47 per share or $20,668,000 in the third quarter of 1997 is an increase of 13.6% over the third quarter of 1996. Year to date, net income increased 18.5% over the prior year to $45,699,000, or $1.03 per share. Both increases were primarily driven by higher sales levels and gross profit margin rates.

         Financial Condition: The net cash provided by the Company's operations was $15,770,000 for the first nine months of 1997, compared with $54,710,000 for the first nine months of 1996. The decline in net cash provided by the Company's operations was the result of an increase in net working capital requirements. The cash provided by operating activities and other investing activities combined with $65,159,000 in proceeds from bank borrowings were used to fund $31,762,000 of acquisition expenditures, $34,240,000 of capital expenditures, $9,413,000 in payments for share repurchases, and $11,827,000 in dividend payments. Cash balances increased $3,686,000 during the first nine months of 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

         During the first nine months of 1997, accounts receivable increased $40,327,000 due to an increase in sales volume and difficulties encountered in the implementation of a new management information system in the Company's Consumer Group which delayed the production of customer statements. Inventory increased $20,891,000 during the first nine months due to an increase in sales volume and, to a lesser extent, a build up in anticipation of the management information systems implementation. Accounts payable and accrued liabilities increased $18,311,000 as a result of the increase in inventories and the timing of accounts payable disbursements.

         Capital expenditures for property, plant, and equipment were $34,240,000 in the first nine months of 1997, compared with $16,243,000 in the first nine months of 1996. The Company continues to upgrade and replace its existing management information systems. Additionally, the Packaging Group is completing a new laboratory in Pittsburgh. Aside from these projects, capital spending was distributed among the four business groups with no other major single expenditure.

         The Company's total debt to capital ratio increased to 28.3% at the end of the third quarter from 15.6% at the close of fiscal 1996. The total debt to capital ratio as of July 26, 1996 was 20.7%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

         (b) The registrant did not file any reports on Form 8-K during the three months ended July 25, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE VALSPAR CORPORATION

Date:   September 8, 1997                   By  /s/ R. Engh
                                                --------------------------------
                                                R. Engh
                                                Secretary

Date:   September 8, 1997                   By  /s/ P. C. Reyelts
                                                --------------------------------
                                                P. C. Reyelts
                                                Vice President, Finance
                                                (Chief Financial Officer)