Form 10-Q
period 1998-01-30
VALSPAR CORP
filed 1998-03-16
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Three Months                                             Commission File
Ended January 30, 1998                                           Number: 1-3011




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

As of February 27, 1998, The Valspar Corporation had 43,814,618 shares of common stock outstanding, excluding 9,506,694 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 30, 1998


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - January 30, 1998,
              January 24, 1997, and October 31, 1997....................  2 & 3

            Condensed Consolidated Statements of Income - Three
              months ended January 30, 1998 and January 24, 1997........    4

            Condensed Consolidated Statements of Cash Flows - Three
              months ended January 30, 1998 and January 24, 1997........    5

            Notes to Condensed Consolidated Financial Statements -
              January 30, 1998..........................................    6

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of  Operations...............................   7 - 9


PART II. OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings..........................................     9

Item 6.     Exhibits and Reports on Form 8-K...........................     9


SIGNATURES............................................................     10
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                            January 30,   January 24,   October 31,
                                               1998          1997          1997
                                           (Unaudited)   (Unaudited)      (Note)
                                            ---------     ---------     ---------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                $  11,448     $  10,243     $  11,113

   Accounts receivable less allowance
    (1/30/98-$1,453; 1/24/97-$1,367;
    10/31/97-$1,364)                          170,961       131,148       183,593

   Inventories:
    Manufactured products                      90,809        66,467        81,720
    Raw materials, supplies and work-in-
     process                                   39,887        28,380        37,933
                                            ---------     ---------     ---------
                                              130,696        94,847       119,653

   Other current assets                        45,705        33,771        42,488
                                            ---------     ---------     ---------

    TOTAL CURRENT ASSETS                      358,810       270,009       356,847

OTHER ASSETS                                   89,797        58,747        72,875

PROPERTY, PLANT AND EQUIPMENT                 362,367       308,811       351,847
  Less allowance for depreciation            (172,350)     (153,893)     (166,099)
                                            ---------     ---------     ---------
                                              190,017       154,918       185,748
                                            ---------     ---------     ---------

                                            $ 638,624     $ 483,674     $ 615,470
                                            =========     =========     =========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                            January 30,  January 24,   October 31,
                                               1998          1997         1997
                                           (Unaudited)   (Unaudited)     (Note)
                                            ---------     ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                   $ 106,118     $  33,000    $  71,720
   Trade accounts payable                      93,257        74,973       96,676
   Income taxes                                 6,069         7,599        1,083
   Accrued liabilities                         73,204        58,423       89,660
   Current portion of long-term debt              291           274          281
                                            ---------     ---------    ---------

     TOTAL CURRENT LIABILITIES                278,939       174,269      259,420

LONG-TERM DEBT                                 31,658        30,727       35,844

DEFERRED LIABILITIES                           24,974        21,414       25,141

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 120,000,000 shares;
    Shares issued, including shares in
    treasury--53,321,312)                      26,660        13,371       26,660

   Additional paid-in capital                  23,158        16,384       17,758

   Retained earnings                          317,491       280,667      313,485

   Other                                       (1,856)          541       (1,850)
                                            ---------     ---------    ---------
                                              365,453       310,963      356,053
   Less cost of Common Stock in treasury
    (1/30/98-9,489,650 shares; 1/24/97-
    9,418,894 shares; 10/31/97-9,642,341
    shares)                                    62,400        53,699       60,988
                                            ---------     ---------    ---------
                                              303,053       257,264      295,065
                                            ---------     ---------    ---------

                                            $ 638,624     $ 483,674    $ 615,470
                                            =========     =========    =========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                 THREE MONTHS ENDED
                                           ----------------------------
                                            January 30,     January 24,
                                               1998            1997
                                           ------------    ------------

Net sales                                  $    225,359    $    189,288

Costs and expenses:

   Cost of sales                                161,645         135,850

   Research and development                       9,258           8,229

   Selling and administration                    38,406          31,839

   Interest expense                               1,885             607

   Other income/(expense) - net                     660            (499)
                                           ------------    ------------

Income before income taxes                       14,825          13,262

Income taxes                                      5,930           5,334
                                           ------------    ------------

Net income                                 $      8,895    $      7,928
                                           ============    ============

Net income per common share - basic and
 diluted                                   $       0.20    $       0.18
                                           ============    ============

Average number of common shares
 outstanding - basic                         43,403,943      43,528,200
             - diluted                       44,152,204      44,228,618

Dividends paid per common share            $      0.105    $      0.090

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                    -------------------------
                                                                    January 30,    January 24,
                                                                       1998           1997
                                                                    ----------     ----------
OPERATING ACTIVITIES:
   Net income                                                        $   8,895     $   7,928
   Adjustments to reconcile net income to net cash provided
     by/(used in) operating activities:
       Depreciation and amortization                                     7,295         6,323
       Increase (decrease) in cash due to changes in net
         operating assets, net of effects of acquired businesses:
           Accounts and notes receivable                                12,934        21,694
           Inventories and other assets                                (18,728)      (12,791)
           Trade accounts payable and accrued liabilities              (13,371)      (19,727)
           Income taxes payable                                          4,986          (524)
           Other deferred liabilities                                       35           (65)
       Other                                                            (2,852)         (597)
                                                                     ---------     ---------

   Net Cash Provided By/(Used In) Operating Activities                    (806)        2,241

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (10,510)       (6,809)
   Acquired businesses/assets, net of cash                              (2,686)       (6,456)
   Other investments/advances to joint ventures                        (11,025)        5,068
                                                                     ---------     ---------

   Net Cash Used In Investing Activities                               (24,221)       (8,197)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                         30,193        17,142
   Proceeds from sale of treasury stock                                    439           759
   Purchase of shares of Common Stock for treasury                        (373)       (4,874)
   Dividends paid                                                       (4,897)       (3,940)
                                                                     ---------     ---------

   Net Cash Provided By Financing Activities                            25,362         9,087

Increase In Cash and Cash Equivalents                                      335         3,131

Cash and Cash Equivalents at Beginning of Period                        11,113         7,112
                                                                     ---------     ---------

Cash and Cash Equivalents at End of Period                           $  11,448     $  10,243
                                                                     =========     =========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 30, 1998


NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 30, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 31, 1997.

NOTE 2: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share". Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents on stock options. The potential dilution from the exercise of stock options was not material for the first quarter of 1997 or 1998.

NOTE 3: Trade accounts payable include $13.2 million at January 30, 1998 and $15.1 million at January 24, 1997 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective December 1, 1997, the Company completed it's purchase of a 49% interest in Valspar Coates (South Africa) (Proprietary) Limited, a joint venture company formed with Coates Brothers (South Africa) Limited to operate the can coatings and metal decorating inks business in South Africa. The transaction is being accounted for as an equity investment. The transaction was not material to the results of operations reported for the period ended January 30, 1998.

The Acquisition Agreement between the Company and Coates Brothers plc calls for the purchase of certain other Coates operations in subsequent phases over a period of up to five years. The additional phases of the transaction are subject to various conditions and regulatory approvals.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Acquisitions & Divestitures: The following discussion of operations is affected by the second phase of the acquisition of TOTAL SA's Coates Coatings operations which was effective on January 1, 1997 (described in Note 2 of the 1997 Annual Report), and other acquisitions and divestitures which occured during fiscal 1997 and the first three months of fiscal 1998.

         Operations: Net sales for the quarter increased 19.1% to $225,359,000 from $189,288,000 in the first quarter of 1997. Excluding the results of acquisitions and divestitures, net sales increased 12.6%. The increase was primarily driven by volume increases in all of our business groups. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

         The gross profit margin was flat at 28.3% in the first quarter of 1998 compared to 28.2% in the first quarter of 1997. This was primarily the result of a modest increase in raw material costs over the prior year offset by improved handling efficiencies within our production facilities. The Company does not expect a significant, general upward trend in raw material costs over the next several months, however, it is experiencing cost increases in selected high-volume materials.

         Operating expenses (research and development, selling, and administrative) increased 19.0% to $47,664,000 (21.2% of net sales) in the first quarter of 1998 compared with $40,068,000 (21.2% of net sales) in the same period in 1997. Excluding the results of acquisitions and divestitures, operating expenses increased 16.0%. This increase was primarily the result of additional advertising and promotional costs in the Consumer Group, additional selling expenses in all business groups and higher information systems expenditures as the Company continues to upgrade its existing systems.

         Net income in the first quarter of 1998 increased 12.2% to $8,895,000, or $0.20 per share, primarily driven by higher sales levels.

         Financial Condition: The net cash used by the Company's operations was $806,000 for the first three months of 1998 compared with $2,241,000 of cash provided by operations for the first three months of 1997. The additional cash used by operations was the result of an increase in net working capital requirements. During the first quarter of 1998, $30,193,000 in proceeds from bank borrowings were used to fund $10,510,000 in capital expenditures, $13,711,000 in acquisition and joint venture investments, $4,897,000 in dividend payments, and the cash used by the Company's operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

         During the first quarter of 1998, accounts receivable decreased $12,934,000 as higher year-end balances resulting from seasonally strong fourth quarter sales were collected. Inventory and other assets increased $18,728,000 due to an increase in sales volume. Accounts payable and accrued liabilities decreased $13,371,000 as increases in accounts payable were more than offset by the payment of various year-end accruals.

         Capital expenditures for property, plant, and equipment were $10,510,000 in the first quarter of 1998 compared with $6,809,000 in the first quarter of 1997. The increase in capital expenditures in 1998 was primarily due to production capacity expansion projects for the Consumer and resin businesses. Other capital spending was distributed among the four business groups with no other single major expenditure.

         The Company's total debt to capital ratio increased to 31.3% at the end of the first quarter from 26.8% at the close of fiscal 1997. The total debt to capital ratio as of January 24, 1997 was 19.9%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.

         NEW ACCOUNTING STANDARDS. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. These statements only impact the disclosure of financial information in interim and annual reports; the adoption will have no impact to the Company's financial condition or results of operations. The Company is presently analyzing the impact of these statements on it's disclosures. Both statements are effective beginning with the Company's 1999 Annual Report to Shareholders.

         YEAR 2000. The Company continues to review its computer and other operating systems to identify those which could be affected by the "Year 2000" issue and continues to revise and update its conversion plan to resolve any issues. The Company has also initiated formal communications with its significant business partners to work with them to eliminate Year 2000 risks and protect Valspar and its customers from potential service interruptions. The Company continues to believe that, with modifications to existing software and converting to new software in certain instances, the Year 2000 problem will not

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

         pose significant operational problems for the Company. The Company will utilize both internal and external resources to develop and test the Year 2000 modifications, the costs of which are not expected to materially impact the Company's financial condition or results of operations. The above conclusions are based on assumptions of future events. As a result, there can be no guarantee that these conclusions will not change as new facts become known.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

         (b) The registrant did not file any reports on Form 8-K during the three months ended January 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE VALSPAR CORPORATION


Date:   March 16, 1998                       By    /s/ R. Engh
                                                 ----------------------------
                                                   R. Engh
                                                   Secretary


Date:   March 16, 1998                       By    /s/ P. C. Reyelts
                                                 ----------------------------
                                                   P. C. Reyelts
                                                   Vice President, Finance
                                                   (Chief Financial Officer)