Form 10-Q/A
period 1998-01-30
VALSPAR CORP
filed 1998-04-15
CIK 102741

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

                         Telephone Number: 612/332-7371

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                            January 30,    January 24,    October 31,
                                               1998           1997           1997
                                            ----------     ----------     ----------
                                           (Unaudited)    (Unaudited)       (Note)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                $   11,448     $   10,243     $   11,113

   Accounts receivable less allowance
    (1/30/98-$1,453; 1/24/97-$1,367;
    10/31/97-$1,364)                           170,961        131,148        183,593

   Inventories:
    Manufactured products                       90,809         66,467         81,720
    Raw materials, supplies and work-in-
     process                                    39,887         28,380         37,933
                                            ----------     ----------     ----------
                                               130,696         94,847        119,653

   Other current assets                         45,705         33,771         42,488
                                            ----------     ----------     ----------

    TOTAL CURRENT ASSETS                       358,810        270,009        356,847


OTHER ASSETS                                    89,797         58,747         72,875

PROPERTY, PLANT AND EQUIPMENT                  362,367        308,811        351,847
  Less allowance for depreciation             (172,350)      (153,893)      (166,099)
                                            ----------     ----------     ----------
                                               190,017        154,918        185,748
                                            ----------     ----------     ----------

                                            $  638,624     $  483,674     $  615,470
                                            ==========     ==========     ==========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                            January 30,    January 24,   October 31,
                                               1998           1997          1997
                                            ----------     ----------    ----------
                                           (Unaudited)    (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks                   $  106,118     $   33,000    $   71,720
   Trade accounts payable                       93,257         74,973        96,676
   Income taxes                                  6,069          7,599         1,083
   Accrued liabilities                          73,204         58,423        89,660
   Current portion of long-term debt               291            274           281
                                            ----------     ----------    ----------

     TOTAL CURRENT LIABILITIES                 278,939        174,269       259,420

LONG-TERM DEBT                                  31,658         30,727        35,844

DEFERRED LIABILITIES                            24,974         21,414        25,141

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 120,000,000 shares;
    Shares issued, including shares in
    treasury--53,321,312)                       26,660         13,330        26,660

   Additional paid-in capital                   23,158         16,384        17,758

   Retained earnings                           317,491        280,667       313,485

   Other                                        (1,856)           541        (1,850)
                                            ----------     ----------    ----------
                                               365,453        310,922       356,053
   Less cost of Common Stock in treasury
    (1/30/98-9,489,650 shares; 1/24/97-
    9,418,894 shares; 10/31/97-9,642,341
    shares)                                     62,400         53,658        60,988
                                            ----------     ----------    ----------
                                               303,053        257,264       295,065
                                            ----------     ----------    ----------

                                            $  638,624     $  483,674    $  615,470
                                            ==========     ==========    ==========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED
                                           --------------------------
                                           January 30,    January 24,
                                              1998            1997
                                           -----------    -----------

Net sales                                  $   225,359    $   189,288

Costs and expenses:

   Cost of sales                               161,645        135,850

   Research and development                      9,258          8,229

   Selling and administration                   38,406         31,839

   Interest expense                              1,885            607

   Other income - net                              660            499
                                           -----------    -----------

Income before income taxes                      14,825         13,262

Income taxes                                     5,930          5,334
                                           -----------    -----------

Net income                                 $     8,895    $     7,928
                                           ===========    ===========

Net income per common share - basic and
 diluted                                   $      0.20    $      0.18
                                           ===========    ===========

Average number of common shares
 outstanding - basic                        43,403,943     43,528,200
             - diluted                      44,152,204     44,228,618

Dividends paid per common share            $     0.105    $     0.090


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                        THREE MONTHS ENDED
                                                                     -------------------------
                                                                     January 30,    January 24,
                                                                        1998           1997
                                                                     ----------     ----------
OPERATING ACTIVITIES:
   Net income                                                        $    8,895     $    7,928
   Adjustments to reconcile net income to net cash provided
     by/(used in) operating activities:
       Depreciation and amortization                                      7,295          6,323
       Increase (decrease) in cash due to changes in net
         operating assets, net of effects of acquired businesses:
           Accounts and notes receivable                                 12,934         21,694
           Inventories and other assets                                 (18,728)       (12,791)
           Trade accounts payable and accrued liabilities               (13,371)       (19,727)
           Income taxes payable                                           4,986           (524)
           Other deferred liabilities                                        35            (65)
       Other                                                             (2,852)          (597)
                                                                     ----------     ----------

   Net Cash Provided By/(Used In) Operating Activities                     (806)         2,241

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                           (10,510)        (6,809)
   Acquired businesses/assets, net of cash                               (2,686)        (6,456)
   Other investments/advances to joint ventures                         (11,025)         5,068
                                                                     ----------     ----------

   Net Cash Used In Investing Activities                                (24,221)        (8,197)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                          30,193         17,142
   Proceeds from sale of treasury stock                                     439            759
   Purchase of shares of Common Stock for treasury                         (373)        (4,874)
   Dividends paid                                                        (4,897)        (3,940)
                                                                     ----------     ----------

   Net Cash Provided By Financing Activities                             25,362          9,087

Increase In Cash and Cash Equivalents                                       335          3,131

Cash and Cash Equivalents at Beginning of Period                         11,113          7,112
                                                                     ----------     ----------

Cash and Cash Equivalents at End of Period                           $   11,448     $   10,243
                                                                     ==========     ==========

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

            (a) Exhibit 27 - Restated Financial Data Schedule (submitted in electronic format for use of Commission only).

            (b) The registrant did not file any reports on Form 8-K during the three months ended January 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE VALSPAR CORPORATION


Date:   April 15, 1998                    By    /s/ R. Engh
                                             ----------------------------
                                                R. Engh
                                                Secretary