Form 10-Q
period 1998-05-01
VALSPAR CORP
filed 1998-06-15
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Six Months                                              Commission File
Ended May 1, 1998                                               Number: 1-3011



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

As of May 29, 1998, The Valspar Corporation had 43,836,561 shares of common stock outstanding, excluding 9,484,751 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                        for the Quarter Ended May 1, 1998


PART I.   FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - May 1, 1998,
           April 25, 1997, and October 31, 1997 .......................... 2 & 3

          Condensed Consolidated Statements of Income - Three
           months and six months ended May 1, 1998 and April 25,
           1997 ..........................................................   4

          Condensed Consolidated Statements of Cash Flows - Six
           months ended May 1, 1998 and April 25, 1997 ...................   5

          Notes to Condensed Consolidated Financial Statements -
           May 1, 1998 ...................................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................... 7 - 9


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...............................................   9

Item 4.   Submission of Matters to a Vote of Security Holders.............   10

Item 6.   Exhibits and Reports on Form 8-K................................   10


SIGNATURES................................................................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                           May 1,       April 25,     October 31,
                                            1998          1997           1997
                                        ----------     ----------     ----------
                                        (Unaudited)    (Unaudited)      (Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents               $   17,519     $    8,121     $   11,113
Accounts receivable less allowance
  (5/1/98 - $1,527; 4/25/97 -
  $1,629; 10/31/97 - $1,364)               210,404        172,681        183,593

Inventories:
  Manufactured products                     46,387         78,214         81,720
  Raw materials, supplies, and work-
  in-process                                97,857         31,724         37,933
                                        ----------     ----------     ----------
                                           144,244        109,938        119,653
Other current assets                        48,133         36,194         42,488
                                        ----------     ----------     ----------

    TOTAL CURRENT ASSETS                   420,300        326,934        356,847

INTANGIBLE ASSETS                           99,293         41,154         51,530

OTHER ASSETS                                41,423         28,879         21,345


PROPERTY, PLANT AND
EQUIPMENT                                  392,794        326,398        351,847
Less allowance for depreciation           (185,712)      (159,655)      (166,099)
                                        ----------     ----------     ----------
                                           207,082        166,743        185,748
                                        ----------     ----------     ----------

                                        $  768,098     $  563,710     $  615,470
                                        ==========     ==========     ==========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                            May 1,        April 25,    October 31,
                                             1998           1997          1997
                                          ----------     ----------    ----------
                                          (Unaudited)    (Unaudited)     (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks                    $   93,370     $   67,271    $   71,720
Trade accounts payable                       111,237         91,392        96,676
Income taxes                                   3,670          7,555         1,083
Accrued liabilities                           93,773         72,883        89,660
Current portion of long-term debt                734            273           281
                                          ----------     ----------    ----------

     TOTAL CURRENT LIABILITIES               302,784        239,374       259,420

LONG TERM DEBT                               123,895         37,084        35,844

DEFERRED LIABILITIES                          23,004         19,909        25,141

STOCKHOLDERS' EQUITY:
Common Stock (Par value - $.50;
  Authorized - 120,000,000 shares;
  Shares issued, including shares in
  treasury - 53,321,312 shares)               26,660         26,660        26,660

Additional paid-in capital                    23,546         16,595        17,758

Retained earnings                            333,061        280,496       313,485

Other                                         (1,859)         1,014        (1,850)
                                          ----------     ----------    ----------
                                             381,408        324,765       356,053


Less cost of common stock in treasury
  (5/1/98-9,485,529 shares; 4/25/97-
  9,532,590 shares; 10/31/97-9,642,341
  shares)                                     62,993         57,422        60,988
                                          ----------     ----------    ----------
                                             318,415        267,343       295,065
                                          ----------     ----------    ----------

                                          $  768,098     $  563,710    $  615,470
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

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Amounts)

                                           THREE MONTHS                  SIX MONTHS
                                              ENDED                         ENDED
                                   --------------------------------------------------------

                                      May 1,       April 25,       May 1,        April 25,
                                       1998          1997           1998           1997
                                   -----------    -----------    -----------    -----------
Net sales                          $   292,462    $   252,768    $   517,821    $   442,056

Costs and expenses:

  Cost of sales                        202,421        169,959        364,066        305,809

  Research and development               9,977         10,043         19,235         18,272

  Selling & administration              45,990         43,178         84,396         75,017

  Interest expense                       2,360          1,309          4,245          1,916

  Other income - net                     1,538            311          2,198            810
                                   -----------    -----------    -----------    -----------

Income before income taxes              33,252         28,590         48,077         41,852

Income taxes                            13,301         11,487         19,231         16,821
                                   -----------    -----------    -----------    -----------

Net income                         $    19,951    $    17,103    $    28,846    $    25,031
                                   ===========    ===========    ===========    ===========


Net income per common share -
basic                              $      0.46    $      0.39    $      0.66    $      0.57
                                   ===========    ===========    ===========    ===========

Net income per common share -
diluted                            $      0.45    $      0.39    $      0.65    $      0.57
                                   ===========    ===========    ===========    ===========

Average number of common shares
  outstanding - basic               43,529,865     43,547,428     43,466,904     43,537,814
                                   ===========    ===========    ===========    ===========
              - diluted             44,458,508     44,250,630     44,301,078     44,238,690
                                   ===========    ===========    ===========    ===========


Dividends paid per common share    $     0.105    $      0.09    $      0.21    $      0.18
                                   ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

                                                                 SIX MONTHS ENDED
                                                             -----------------------
                                                               May 1,      April 25,
                                                               1998           1997
                                                             ---------     ---------
OPERATING ACTIVITIES:
Net income                                                   $  28,846     $  25,031
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                             14,755        11,919
      Increase (decrease) in cash due to changes in
         net operating assets, net of effects of acquired
         businesses:
            Accounts and notes receivable                      (13,626)      (16,807)
            Inventories and other assets                       (30,935)      (27,587)
            Trade accounts payable and
               accrued liabilities                              12,500         8,646
            Income taxes payable                                 3,733          (568)
            Other deferred liabilities                          (3,046)          173
      Other                                                     (4,668)       (3,862)
                                                             ---------     ---------

Net Cash Provided By/(Used In) Operating Activities              7,559        (3,055)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                     (22,582)      (18,531)
Acquired businesses/assets, net of cash                        (56,446)      (24,299)
Other investments/advances to joint ventures                   (10,630)        4,808
                                                             ---------     ---------

Net Cash Used In Investing Activities                          (89,658)      (38,022)

FINANCING ACTIVITIES:
Net proceeds from borrowing                                     97,914        57,727
Proceeds from sale of treasury stock                             1,007         1,071
Purchase of shares of Common Stock for treasury                 (1,146)       (8,826)
Dividends paid                                                  (9,270)       (7,886)
                                                             ---------     ---------

Net Cash Provided by Financing Activities                       88,505        42,086

Increase In Cash and Cash Equivalents                            6,406         1,009

Cash and Cash Equivalents at Beginning of Period                11,113         7,112
                                                             ---------     ---------

Cash and Cash Equivalents at End of Period                   $  17,519     $   8,121
                                                             =========     =========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MAY 1, 1998

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended May 1, 1998 are not necessarily indicative of the results that may be expected for the year ended October 30, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 31, 1997.

NOTE 2: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share". Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share is based on the weighted average number of Common Shares outstanding during each period plus common stock equivalents, principally from stock options. The potential dilution from the exercise of stock options was not material for the second quarter or first six months of 1997 or 1998.

NOTE 3: Trade accounts payable include $18.4 million at May 1, 1998 and $15.3 million at April 25, 1997 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective April 15, 1998, the Company completed its purchase of Plasti-Kote Co., Inc., a manufacturer of consumer aerosol and specialty paint products. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three or six month periods ended May 1, 1998.

Effective April 30, 1998, the Company completed its purchase of Anzol Pty. Ltd., an Australian-based manufacturer of packaging and industrial coatings and resins. The transaction will be accounted for as a purchase. Accordingly, the net assets and operating results will be included in the Company's financial statements from the date of acquisition. Due to the timing and structure of the transaction, there was no material impact on the earnings or financial position of the Company for the current reporting periods.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Acquisitions & Divestitures: Effective April 15, 1998, the Company completed its purchase of Plasti-Kote Co., Inc., a manufacturer of consumer aerosol and specialty paint products. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three or six month periods ended May 1, 1998.

        Effective April 30, 1998, the Company completed its purchase of Anzol Pty. Ltd., an Australian-based manufacturer of packaging and industrial coatings and resins. The transaction will be accounted for as a purchase. Accordingly, the net assets and operating results will be included in the Company's financial statements from the date of acquisition. Due to the timing and structure of the transaction, there was no material impact in the earnings or financial position of the Company for the current reporting periods.

        The following discussion of operations is affected by the acquisition of Plasti-Kote Co., Inc. and the second phase of the acquisition of TOTAL SA's Coates Coatings operations which was effective on January 1, 1997 (described in Note 2 of the 1997 Annual Report), and other acquisitions and divestitures which occurred during fiscal 1997 and the first six months of fiscal 1998.

        Operations: Net sales increased 15.7% to $292,462,000 and 17.1% to $517,821,000 for the three and six month periods ended May 1, 1998, respectively, over net sales for the comparable periods one year ago. Excluding the results of acquisitions and divestitures, net sales increased 13.7% for the three month period and 13.2% for the six month period. The second quarter and year to date increases were primarily driven by volume increases in the Consumer Group, Industrial Group and in certain business lines within the Special Products Group. Due to the seasonal nature of the Company's business, sales for the quarter and six month periods are not necessarily indicative of sales for the full year.

        The gross profit margin declined from 32.8% to 30.8% during the second quarter and from 30.8% to 29.7% for the first six months from the comparable periods last year. The decreases were primarily the result of an increase in raw material costs from the comparable periods in the prior year. The Company does not expect a significant, general upward trend in raw material costs over the next several months; however, it is experiencing cost increases in selected high-volume materials.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

        Operating expenses (research and development, selling, and administrative) increased 5.2% to $55,967,000 (19.1% of net sales) in the second quarter of 1998 compared with $53,221,000 (21.1% of net sales) in the second quarter of 1997. Year to date, operating expenses increased 11.1% to $103,631,000 (20.0% of net sales) compared with $93,289,000 (21.1% of net sales) for the same period last year. Excluding the results of acquisitions and divestitures, operating expenses increased 5.7% for the quarter and 10.2% year to date. The expense increase was primarily the result of additional advertising and promotional costs for large Consumer Group customers, additional selling expenses in all business groups, and higher information systems expenditures as the Company continues to replace its existing systems.

        Net income in the second quarter of 1998 increased 16.7% to $19,951,000, or $0.45 per diluted share from the second quarter of 1997. Year to date, net income increased 15.2% to $28,846,000, or $0.65 per diluted share from the prior year. Both increases were primarily driven by higher sales levels and improved operating expense control.

        Financial Condition: The net cash provided by the Company's operations was $7,559,000 for the first six months of 1998, compared with cash used in operations of $3,055,000 for the first six months of 1997. The additional cash provided by operations was the result of higher net income and a decrease in net working capital requirements. The cash provided by operating activities combined with $97,914,000 in proceeds from bank borrowings were used to fund $67,076,000 of acquisition and joint venture investments, $22,582,000 of capital expenditures, $1,146,000 in payments for share repurchases, and $9,270,000 in dividend payments. Cash balances increased $6,406,000 during the first six months of 1998.

        During the first six months of 1998, accounts receivable increased $13,626,000 as sales volume increased. Inventory and other assets increased $30,935,000 as the businesses, primarily the Consumer Group, increased production for seasonal sales. Accounts payable and accrued liabilities increased $12,500,000, primarily as a result of the increase in inventories.

        Capital expenditures for property, plant, and equipment were $22,582,000 in the first six months of 1998, compared with $18,531,000 in the first six months of 1997. The increase in capital expenditures in 1998 was primarily due to production capacity expansion projects for the Consumer and resin businesses. Aside from these projects, capital spending was distributed among the four business groups with no other major single expenditure.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

        The Company's total debt to capital ratio increased to 40.6% at the end of the second quarter from 26.7% at the close of fiscal 1997. The total debt to capital ratio as of April 25, 1997 was 28.1%. The Company believes its existing lines of credit will be sufficient to meet its current and projected needs for financing.

        New Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information". SFAS 130 establishes standards for the reporting and presentation of comprehensive income and its components. SFAS 131 establishes standards for defining operating segments and the reporting of certain information regarding operating segments. These statements only impact the disclosure of financial information in interim and annual reports; their adoption will have no impact to the Company's financial condition or results of operations. The Company is presently analyzing the impact of these statements on its disclosures. Both statements are effective beginning with the Company's 1999 Annual Report to Shareholders.

        Year 2000. The Company continues to review its computer and other operating systems to identify those which could be affected by the "Year 2000" issue and continues to revise and update its conversion plan to resolve any issues. The Company has also initiated formal communications with its significant business partners to work with them to eliminate Year 2000 risks and protect Valspar and its customers from potential service interruptions. The Company continues to believe that, with modifications to existing software and converting to new software in certain instances, the Year 2000 problem will not pose significant operational problems for the Company. The Company will utilize both internal and external resources to develop and test the Year 2000 modifications, the costs of which are not expected to materially impact the Company's financial condition or results of operations. The above conclusions are based on assumptions of future events. As a result, there can be no guarantee that these conclusions will not change as new facts become known.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any pending legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

        The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 25, 1998. The stockholders took the following actions: (i) The stockholders elected three directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                            Votes For        Votes Withheld
                                            ---------        --------------
        Kendrick B. Melrose                38,752,439          1,787,913
        Gregory R. Palen                   40,436,006            104,346
        Lawrence Perlman                   40,411,777            128,575

        (ii) The stockholders approved the Corporation's Stock Option Plan for Non-Employee Directors. 39,213,140 votes were cast for the resolution; 1,119,392 votes were cast against the resolution; 207,820 votes abstained; and there were no broker non-votes.

        (iii) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1998. 40,314,603 votes were cast for the resolution; 173,461 votes were cast against the resolution; shares representing 52,288 votes abstained; and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

        (b) The registrant did not file any reports on Form 8-K during the three months ended May 1, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE VALSPAR CORPORATION


Date:    June 15, 1998                       By    /s/ R. Engh
                                                -------------------------
                                                   R. Engh
                                                   Secretary


Date:    June 15, 1998                       By    /s/ P. C. Reyelts
                                                -------------------------
                                                   P. C. Reyelts
                                                   Vice President, Finance
                                                   (Chief Financial Officer)