Form 10-Q
period 1998-07-31
VALSPAR CORP
filed 1998-09-14
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Nine Months                                              Commission File
Ended July 31, 1998                                              Number:  1-3011



                             THE VALSPAR CORPORATION

State of Incorporation:                                     IRS Employer ID No.:
       Delaware                                                  36-2443580


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

As of August 31, 1998, The Valspar Corporation had 43,717,185 shares of common stock outstanding, excluding 9,604,127 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 31, 1998


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - July 31, 1998,
            July 25, 1997, and October 31, 1997..........................  2 - 3

          Condensed Consolidated Statements of Income - Three
            months and nine months ended July 31, 1998 and July 25,
            1997.........................................................    4

          Condensed Consolidated Statements of Cash Flows - Nine
            months ended July 31, 1998 and July 25, 1997................     5

          Notes to Condensed Consolidated Financial Statements -
            July 31, 1998...............................................   6 - 7

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................  7 - 10


PART II.  OTHER INFORMATION
--------  -----------------

Item 1.   Legal Proceedings.............................................    10

Item 5.   Other Information.............................................    10

Item 6.   Exhibits and Reports on Form 8-K..............................    10


SIGNATURES..............................................................    11
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                    July 31,        July 25,       October 31,
                                                      1998            1997            1997
                                                   ----------      ----------      ----------
                                                   (Unaudited)     (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                          $   14,832      $   10,798      $   11,113
Accounts receivable less allowance
  (7/31/98 - $1,872; 7/25/97 - $1,899;
  10/31/97 - $1,364)                                  218,529         196,201         183,593

Inventories:
  Manufactured products                               101,285          70,979          81,720
  Raw materials, supplies, and work-in-process         41,581          26,807          37,933
                                                   ----------      ----------      ----------
                                                      142,866          97,786         119,653
Other current assets                                   56,434          40,877          42,488
                                                   ----------      ----------      ----------

    TOTAL CURRENT ASSETS                              432,661         345,662         356,847

INTANGIBLE ASSETS                                     108,005          47,965          51,530

OTHER ASSETS                                           41,295          23,219          21,345

PROPERTY, PLANT AND EQUIPMENT                         411,084         343,088         351,847
Less allowance for depreciation                      (185,761)       (164,633)       (166,099)
                                                   ----------      ----------      ----------
                                                      225,323         178,455         185,748
                                                   ----------      ----------      ----------

                                                   $  807,284      $  595,301      $  615,470
                                                   ==========      ==========      ==========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in Thousands)

                                            July 31,        July 25,      October 31,
                                              1998            1997           1997
                                           ----------      ----------     ----------
                                           (Unaudited)     (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks                     $   77,050      $   73,735     $   71,720
Trade accounts payable                        104,090          91,324         96,676
Income taxes                                    9,089           6,988          1,083
Accrued liabilities                            90,920          82,149         89,660
Current portion of long-term debt                 285             281            281
                                           ----------      ----------     ----------

     TOTAL CURRENT LIABILITIES                281,434         254,477        259,420

LONG TERM DEBT                                166,056          38,044         35,844

DEFERRED LIABILITIES                           24,729          18,864         25,141

STOCKHOLDERS' EQUITY:
Common Stock (Par value - $.50;
  Authorized - 120,000,000 shares;
  Shares issued, including shares in
  treasury - 53,321,312 shares)                26,660          26,660         26,660

Additional paid-in capital                     23,309          17,816         17,758

Retained earnings                             350,689         297,247        313,485

Other                                          (2,566)             98         (1,850)
                                           ----------      ----------     ----------
                                              398,092         341,821        356,053

Less cost of common stock in treasury
  (7/31/98- 9,484,127 shares; 7/25/97-
  9,532,637 shares; 10/31/97-9,642,341
  shares)                                      63,027          57,905         60,988
                                           ----------      ----------     ----------
                                              335,065         283,916        295,065
                                           ----------      ----------     ----------

                                           $  807,284      $  595,301     $  615,470
                                           ==========      ==========     ==========

Note: The Balance Sheet at October 31, 1997 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Amounts)

                                                  THREE MONTHS                    NINE MONTHS
                                                     ENDED                           ENDED
                                          ---------------------------     ---------------------------
                                            July 31,        July 25,        July 31,        July 25,
                                              1998            1997            1998            1997
                                          -----------     -----------     -----------     -----------
Net sales                                 $   327,684     $   282,655     $   845,505     $   724,711

Costs and expenses:

  Cost of sales                               226,360         194,000         590,426         499,809

  Research & development                       10,303           9,943          29,538          28,215

  Selling & administration                     51,840          44,468         136,236         119,485

  Interest expense                              3,458           1,711           7,703           3,627

  Other income - net                            1,353           2,030           3,551           2,840
                                          -----------     -----------     -----------     -----------

Income before income taxes                     37,076          34,563          85,153          76,415

Income taxes                                   14,830          13,895          34,061          30,716
                                          -----------     -----------     -----------     -----------

Net income                                $    22,246     $    20,668     $    51,092     $    45,699
                                          ===========     ===========     ===========     ===========


Net income per common share - basic       $      0.51     $      0.48     $      1.17     $      1.05
                                          ===========     ===========     ===========     ===========

Net income per common share - diluted     $      0.50     $      0.47     $      1.15     $      1.03
                                          ===========     ===========     ===========     ===========

Average number of common shares
   outstanding - basic                     43,537,245      43,488,484      43,490,351      43,521,370
                                          ===========     ===========     ===========     ===========
               - diluted                   44,535,016      44,225,060      44,380,763      44,232,548
                                          ===========     ===========     ===========     ===========


Dividends paid per common share           $     0.105     $      0.09     $     0.315     $      0.27
                                          ===========     ===========     ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

                                                                 NINE MONTHS ENDED
                                                            --------------------------
                                                             July 31,        July 25,
                                                               1998            1997
                                                            ----------      ----------
OPERATING ACTIVITIES:
Net income                                                  $   51,092      $   45,699
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                             23,344          18,944
      Increase (decrease) in cash due to changes in
       net operating assets, net of effects of acquired
       businesses:
            Accounts and notes receivable                      (14,502)        (40,327)
            Inventories and other assets                       (22,250)        (20,891)
            Trade accounts payable and
               accrued liabilities                              (5,092)         18,311
            Income taxes payable                                 8,488          (3,188)
            Other deferred liabilities                            (741)           (338)
      Other                                                     (5,531)         (2,440)
                                                            ----------      ----------

Net Cash Provided By Operating Activities                       34,808          15,770

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                     (30,538)        (34,240)
Acquired businesses/assets, net of cash                        (90,275)        (31,762)
Other investments/advances to joint ventures                   (17,092)          8,088
                                                            ----------      ----------

Net Cash Used In Investing Activities                         (137,905)        (57,914)

FINANCING ACTIVITIES:
Net proceeds from borrowing                                    120,785          65,159
Proceeds from sale of treasury stock                             1,065           1,911
Purchase of shares of Common Stock for treasury                 (1,146)         (9,413)
Dividends paid                                                 (13,888)        (11,827)
                                                            ----------      ----------

Net Cash Provided by Financing Activities                      106,816          45,830

Increase In Cash and Cash Equivalents                            3,719           3,686

Cash and Cash Equivalents at Beginning of Period                11,113           7,112
                                                            ----------      ----------

Cash and Cash Equivalents at End of Period                  $   14,832      $   10,798
                                                            ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 31, 1998

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ended October 30, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 31, 1997.

NOTE 2: In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share". Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. Diluted earnings per share is based on the weighted average number of Common Shares outstanding during each period plus other potentially dilutive securities, principally from stock options. The potential dilution from the exercise of stock options was not material for the third quarter or first nine months of 1997 or 1998.

NOTE 3: Trade accounts payable include $19.2 million at July 31, 1998 and $15.4 million at July 25, 1997 of issued checks which had not cleared the Company's bank accounts.

NOTE 4: Effective April 15, 1998, the Company completed its purchase of Plasti-Kote Co., Inc., a manufacturer of consumer aerosol and specialty paint products. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three or nine month periods ended July 31, 1998.

Effective April 30, 1998, the Company completed its purchase of Anzol Pty. Ltd., an Australian-based manufacturer of packaging and industrial coatings and resins. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three or nine month periods ended July 31, 1998.

NOTE 5: In August, 1998, the Company agreed to purchase from Dexter Corporation its worldwide Packaging Coatings business which supplies beverage can coatings, food can and specialty coatings to the packaging market. Completion of the transaction is expected by year-end and is subject to regulatory approval and other customary closing conditions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Acquisitions & Divestitures: Effective April 15, 1998, the Company completed its purchase of Plasti-Kote Co., Inc., a manufacturer of consumer aerosol and specialty paint products. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three or nine month periods ended July 31, 1998.

        Effective April 30, 1998, the Company completed its purchase of Anzol Pty. Ltd., an Australian-based manufacturer of packaging and industrial coatings and resins. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three or nine month periods ended July 31, 1998.

        The following discussion of operations is affected by the acquisition of Plasti-Kote Co., Inc., Anzol Pty. Ltd., and the second phase of the acquisition of TOTAL SA's Coates Coatings operations which was effective on January 1, 1997 (described in Note 2 of the 1997 Annual Report), and other less substantial acquisitions and divestitures which occurred during fiscal 1997 and the first nine months of fiscal 1998.

        Operations: Net sales increased 15.9% to $327,684,000 and 16.7% to $845,505,000 for the three and nine month periods ended July 31, 1998, respectively, over net sales for the comparable periods one year ago. Excluding the results of acquisitions and divestitures, net sales increased 7.4% for the three month period and 11.0% for the nine month period. The third quarter and year to date increases were primarily driven by volume increases in the Consumer Group, Industrial Group and in certain business lines within the Special Products Group. Due to the seasonal nature of the Company's business, sales for the quarter and nine month periods are not necessarily indicative of sales for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

        The gross profit margin declined from 31.4% to 30.9% during the third quarter and from 31.0% to 30.2% for the first nine months from the comparable periods last year. The decreases were primarily the result of an increase in raw material costs from the comparable periods in the prior year as well as a shift in product mix to lower margin products within the Consumer, Packaging and Industrial business groups. The Company does not expect a significant, general upward trend in raw material costs over the next several months; however, it is experiencing cost increases in selected high-volume materials.

        Operating expenses (research and development, selling, and administrative) increased 14.2% to $62,143,000 (19.0% of net sales) in the third quarter of 1998 compared with $54,411,000 (19.2% of net sales) in the third quarter of 1997. Year to date, operating expenses increased 12.2% to $165,774,000 (19.6% of net sales) compared with $147,700,000
        (20.4% of net sales) for the same period last year. Excluding the results of acquisitions and divestitures, operating expenses increased 0.4% for the quarter and 6.8% year to date. The year to date expense increase was primarily the result of additional advertising and promotional costs for large Consumer Group customers, additional selling expenses in all business groups, and higher information systems expenditures as the Company continues to upgrade its existing systems.

        Interest expense increased 202.1% to $3,458,000 in the third quarter of 1998 compared with $1,711,000 in the third quarter of 1997. Year to date, interest expense increased 212.4% to $7,703,000 compared with $3,627,000 for the same period last year. The quarter and year to date increases were the result of higher average debt levels during these periods primarily related to the funding of acquisitions.

        Net income in the third quarter of 1998 increased 7.6% to $22,246,000, or $0.50 per diluted share from the third quarter of 1997. Year to date, net income increased 11.8% to $51,092,000, or $1.15 per diluted share from the prior year.

        Financial Condition: The net cash provided by the Company's operations was $34,808,000 for the first nine months of 1998, compared with $15,770,000 for the first nine months of 1997. The additional cash provided by operations was the result of higher net income and a decrease in net working capital requirements. The cash provided by operating activities combined with $120,785,000 in proceeds from bank borrowings were used to fund $107,367,000 of acquisition and joint venture investments, $30,538,000 of capital expenditures, $1,146,000 in payments for share repurchases, and $13,888,000 in dividend payments. Cash balances increased $3,719,000 during the first nine months of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

        During the first nine months of 1998, accounts receivable increased $14,502,000 as sales volume increased. Inventory and other assets increased $22,250,000 primarily due to increased inventory levels related to the increase in sales volume. Accounts payable and accrued liabilities decreased $5,092,000, due to increases in various expense accruals more than offset by the timing of payables disbursements.

        Capital expenditures for property, plant, and equipment were $30,538,000 in the first nine months of 1998, compared with $34,240,000 in the first nine months of 1997. The decrease in capital expenditures in 1998 was primarily due to expenditures made in 1997 to construct a new laboratory in Pittsburgh for the Packaging Group. Aside from this project, capital spending was distributed among the four business groups with no other major single expenditure.

        In August, 1998, the Company agreed to purchase from Dexter Corporation its worldwide Packaging Coatings business. Completion of the transaction is expected by year-end and is subject to regulatory approval and other customary closing conditions. The Company expects to fund the purchase using new and existing lines of credit.

        The Company's total debt to capital ratio increased to 42.1% at the end of the third quarter from 26.8% at the close of fiscal 1997. The total debt to capital ratio as of July 25, 1997 was 28.3%. The Company believes its existing lines of credit and access to new credit facilities will be sufficient to meet its current and projected needs for financing.

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

        Year 2000. The Company continues to evaluate and respond to the potential impact of the Year 2000 issue on its computer and other operating systems. A Year 2000 steering committee continues to formulate and carry out a detailed project plan to inventory the Company's systems and equipment that may be affected; provide a risk assessment related to the Year 2000 issue; and establish detailed remediation and testing plans regarding Year 2000 readiness for its high risk applications. The Company is also communicating and working with its significant business partners to minimize Year 2000 risks and protect Valspar and its customers from potential service interruptions. The Company has surveyed its key suppliers to determine their Year 2000 readiness and their ability to provide raw materials, supplies and services without interruption.

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


ITEM 5. OTHER INFORMATION:

        The deadline for submission of stockholder proposals pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended, for inclusion in the Company's proxy statement for its 1999 Annual Meeting of Stockholders is September 30, 1998. Additionally, if the Company receives notice of a stockholder proposal after December 8, 1998, such proposal will be considered untimely pursuant to Rules 14a-4 and 14a-5(e), and the persons named in proxies solicited by the Board of Directors of the Company for its 1999 Annual Meeting of Stockholders may exercise discretionary voting power with respect to such proposal.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

        (b) The registrant did not file any reports on Form 8-K during the three months ended July 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE VALSPAR CORPORATION


Date:   September 14, 1998                     By    /s/ R. Engh
                                                  ------------------------------
                                                     R. Engh
                                                     Secretary


Date:   September 14, 1998                     By    /s/ P. C. Reyelts
                                                  ------------------------------
                                                     P. C. Reyelts
                                                     Vice President, Finance
                                                     (Chief Financial Officer)