Form 10-K
period 1998-10-30
VALSPAR CORP
filed 1999-01-22
CIK 102741

Annual Report on Form 10-K

                             THE VALSPAR CORPORATION

                                October 30, 1998

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 30, 1998        Commission file number 1-3011
                          ----------------        -----------------------------

                             THE VALSPAR CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                          36-2443580
                     --------                          ----------
             (State of incorporation)               (I.R.S. Employer
                                                   Identification No.)

             1101 Third Street South
              Minneapolis, Minnesota                      55415
              ----------------------                      -----
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code    (612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
               Title of Each Class                 on which Registered
               -------------------                 -------------------

          Common Stock, $.50 Par Value           New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days.

                               Yes __X__    No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 31, 1998 was $850 million based on the closing sales price of $37.3125 per share as reported on the New York Stock Exchange. As of such date, 43,428,113 shares of Common Stock, $.50 par value per share (net of 9,893,199 shares in treasury) were outstanding.

                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

               Incorporated Documents                 Location in Form 10-K
               ----------------------                 ---------------------

1.   The Valspar Corporation Annual Report to            Parts II and IV
     Stockholders for fiscal year ended
     October 30, 1998

2.   The Valspar Corporation Notice of 1999                 Part III
     Annual Meeting of Stockholders and Proxy
     Statement to be filed with the
     Securities and Exchange Commission
     within 120 days of fiscal year ended
     October 30, 1998

PART I

ITEM 1. BUSINESS

                                   DESCRIPTION

The Valspar Corporation (the "Company") is a paint and coatings manufacturer and has one reportable industry segment. Operating groups of the Company are organized so as to reflect classes of similar products, and the following table shows the percentage of net sales for these groups for the past three fiscal years.

      Class of Products        1998          1997        1996
      -----------------        ----          ----        ----

      Consumer Coatings         34%           34%         34%
      Packaging Coatings        28            29          27
      Industrial Coatings       24            23          24
      Special Products          14            14          15

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

In 1998, the Company acquired Plasti-Kote Co., Inc., a manufacturer and distributor of aerosol spray paint with production facilities located in Medina, Ohio. Plasti-Kote's broad range of branded and private label products are marketed to the same channels as the Consumer Group's other products.

The primary manufacturing plants for the CONSUMER COATINGS group are located in Azusa, California; Garland, Texas; Rockford, Illinois; Tampa, Florida; Wheeling, Illinois; Statesville, North Carolina; and Medina, Ohio. The latex manufacturing plants in Wheeling, Statesville and Garland are three of the most efficient facilities in the consumer paint industry.

The PACKAGING COATINGS group is the largest global coatings supplier to the rigid packaging industry. Packaging coatings for application to food and beverage can bodies and ends comprise the largest volume of sales by this group. Great care is taken to ensure that these coatings meet F.D.A., U.S.D.A. and other country specific regulations. Also produced are coatings for aerosol cans, bottle crowns, closures for glass bottles, and coatings for flexible packaging - paper, film and foil substrates. In 1996, the Company opened a plant for the manufacture of packaging coatings in the Peoples Republic of China with the Company's Chinese joint venture partner. In 1996, the Company acquired the can coatings and metal decorating inks business of Coates Coatings. The first phase of the acquisition, completed in May 1996, included businesses in the UK, France, Norway, Spain, Germany, Australia and the U.S.A. The second phase, completed January 1997, included businesses in Hong Kong and China. The Company completed the South Africa portion of the third phase in December 1997 by purchasing a 49% interest in a joint venture with Coates in South Africa. The Company will acquire the remaining 51% interest from Coates within the next three years. The Packaging Coatings Group expanded its operations to South America through the formation of a joint venture in June 1997 with Renner Herrmann, S.A., a leading Brazilian coatings manufacturer. In July 1998, the Company increased its ownership position from 49% to 51% of its Valspar Marlux joint venture in Mexico. In April 1998, the Company acquired Anzol Pty. Ltd., an Australian industrial and packaging coatings company based in Sydney, Australia. In August 1998, the Company entered into an agreement to purchase the worldwide packaging coatings business of Dexter Corporation, which is subject to customary closing conditions.

The primary manufacturing plants for the PACKAGING COATINGS group are located in Azusa, California; Carol Stream, Illinois; Covington, Georgia; Garland, Texas; Pittsburgh, Pennsylvania; Rochester, Pennsylvania; West Hill, Ontario, Canada; Machen, England; Nantes, France; Mjondalen, Norway; XiXiang, China; Melbourne, Australia; Sydney, Australia; Durban, South Africa; Sao Paulo, Brazil; and Monterrey, Mexico.

The INDUSTRIAL COATINGS group manufactures and distributes, primarily in the United States and Canada, decorative and protective coatings for application to metal, wood and plastic substrates. The Industrial Group is a supplier of finishes to the kitchen cabinet, furniture and wood paneling industry. Products include fillers, primers, stains and topcoats which are sold for such diversified end uses as exterior siding, prefinished flooring, interior wall paneling, kitchen cabinets and furniture. For metal and plastic substrates, a large variety of coatings are formulated to meet customers' needs and, when required, to meet EPA requirements through the use of such technologies as electrodeposition, powder, high solids, water-borne and UV light cured coatings.

During 1997, the Company acquired additional powder and general industrial business through a business exchange with Ameron International Corporation and entered into the mirror backing metals and coatings market by acquiring Sureguard, Incorporated and Hilemn Laboratories, Inc. The Industrial Coatings group products are used by a wide range of industries including the automotive parts, building products, railcar, appliance, office furniture, agricultural equipment, construction equipment and metal fabrication industries. The Industrial Group also supplies coating systems to the coil coatings industry which are used to coat coils of metal prior to fabrication into products for such markets as pre-engineered buildings, doors, lighting fixtures and appliances. Through the acquisition of Anzol Pty. Ltd. in Australia, the Industrial Group entered the Australian industrial market, specifically coil coatings and general industrial products, with full manufacturing capabilities.

The primary manufacturing plants for the INDUSTRIAL COATINGS group are located in Fort Wayne, Indiana; Garland, Texas; High Point, North Carolina; Jackson, Tennessee; Kankakee, Illinois; West Hill, Ontario, Canada; Singapore; Melbourne, Australia; and Sydney, Australia.

The SPECIAL PRODUCTS group is engaged in the production and marketing, primarily in the United States, of resins and emulsions for coatings, automotive and fleet refinish coatings, heavy duty marine coatings, high performance floor coatings for industrial and commercial use, colorants and colorant systems. Emulsions and resins are produced at the Company's facilities in Los Angeles, California; Garland, Texas; Kankakee, Marengo and Rockford, Illinois; and Hagerstown, Maryland (the Hagerstown facility was acquired in May 1997 from Rust-Oleum Corporation, a subsidiary of RPM, Inc.) for use by the Company and for sale to other coatings manufacturers. In December 1998, the Company's resin subsidiary acquired a majority interest in Dyflex Polymers, a Netherlands producer of specialty water-based polymers. The automotive and fleet refinish coatings are produced at the Company's facilities in Picayune, Mississippi and Grand Prairie, Texas (the Grand Prairie facility was acquired in January 1997 from Sureguard, Incorporated). The Company is focusing on strengthening its presence in the fleet refinish coatings sector and the production shop/light industrial refinish sector. The Company is also a supplier of coatings for auto under-body, under-hood, exterior and interior trim parts. In November 1996, the Company acquired House of Kolor, Inc., a high-end custom refinish coatings manufacturer. As mentioned above in the discussion of the Consumer Coatings Group, the Company acquired Plasti-Kote Co., Inc. in 1998. Plasti-Kote also sells aerosol spray paints to automotive distributors as well as mass automotive retailers. These products are used by body shops, fleet, aircraft shops and general consumers. Products range from primers to automotive colors and are sold under various name brands including TEMPO, PLASTI-KOTE and MR. SPRAY. Heavy duty marine coatings are formulated for industrial marine applications with highly corrosive and other harsh environmental exposures requiring specialized coatings technology. Major markets are marine vessels and off-shore oil and gas drilling rigs. Heavy duty marine coatings are manufactured primarily in Garland, Texas or are toll manufactured by third parties. In February 1997, the Company's maintenance coatings business was sold and marine coatings production at Beaumont, Texas was moved to Garland, Texas. In September 1998, the

Company sold its functional powder business. Functional powder coatings are applied primarily to pipes. The Federal Flooring Division manufactures and markets specialty coatings and resurfacers for concrete and wood floors. Major markets are commercial and industrial buildings. These products are produced at Federal's plant in Chicago, Illinois. Paint colorants, manufactured at the Company's facility in Rockford, Illinois, are used by retail paint dealers and paint manufacturers to color paint to customer specifications. These colorants are used to support the Company's consumer, industrial and packaging businesses and are also sold to external customers.

The Company has formed various international joint ventures over the past several years. In the Mexican and Central American markets, the Company formed a joint venture in 1993 called Valspar-Marlux with Regio Empresas, a Mexican corporation. While the initial focus of the joint venture was to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings, during fiscal year 1996, the joint venture started producing coatings products at its plant in Monterrey, Mexico. During 1998, the Company obtained a majority position of 51% in the joint venture. Polycoat Powders Limited, a joint venture of the Company and The Goodlass Nerolac Paint Co., Ltd. in India, manufactures decorative powder coatings for the industrial coatings market in India. Another joint venture company was formed in Hong Kong in 1995 between the Company and China Merchants Hai Hong Holdings Co., Ltd. for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational at the beginning of the 1997 fiscal year and currently provides the Company's packaging coatings products to China and Hong Kong, and may provide packaging coatings products to other Southeast Asian markets in the future. The Company formed a joint venture, called Valspar Renner, in 1997 in Brazil with Renner Herrmann S.A., a Brazilian company. Valspar Renner will focus its efforts on supplying packaging coatings to the South American market. As part of the Coates acquisition, the Company acquired from Coates in December 1997, a 49% interest in a joint venture in South Africa. The Company's joint venture with Smiland Paint Company, called Conco Paint Company, continues to market and sell coatings to the professional paint market served by home centers primarily in the United States. In 1998, the Company acquired Plasti-Kote Co., Inc., a manufacturer and distributor of aerosol spray cans with operations in Canada, Denmark and United Kingdom. Plasti-Kote exports aerosol cans to over 40 countries in the world. The products are sold to mass merchants, do-it-yourself outlets and professional painters.

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

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally highest during the third quarter of the fiscal year. This seasonality is primarily due to the buying cycle of the consumer paint business. During the first quarter, when sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term credit lines discussed in
Note 5 of the Notes to Consolidated Financial Statements on page 16 and 17 of Valspar's 1998 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 1998, the Company's sales to Lowe's Companies, Inc. exceeded 10% of consolidated net sales.

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

                            RESEARCH AND DEVELOPMENT

Research and development costs for fiscal 1998 were $39,555,000, representing a 1.2% increase over fiscal 1997 ($39,099,000). Fiscal 1997 costs increased 19.9% over those of fiscal 1996 ($32,616,000). Primary emphasis has been on emerging technologies in the industrial and packaging coatings markets.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 1998, and capital expenditures for 1999 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 3,800 persons, approximately 500 of whom are members of unions.

                       FOREIGN OPERATIONS AND EXPORT SALES

The Company's foreign operations consist of a mixture of wholly-owned subsidiary companies, joint ventures, and licensing arrangements. The market for packaging coatings has become an increasingly global market, and during 1996 the Company acquired the metal decorating and packaging coatings business of Coates Coatings to provide global support to the Company's customers. The Company's plant in West Hill, Ontario, Canada manufactures and distributes packaging, coil and general industrial coatings for the Canadian market. In addition to its wholly-owned subsidiary in Canada, the Company has formed subsidiary companies in Australia, France, Germany, Hong Kong, Norway, Singapore, Spain and the United Kingdom. Joint venture companies are now established in Brazil, India, Mexico and South Africa. Greater emphasis is being placed on wholly-owned subsidiaries and joint majority-owned ventures to permit the Company to retain greater control over its technology. Licensing arrangements for the utilization of the Company's technologies in the fields of packaging coatings, marine coatings, colorants, powder coatings, coil coatings, and general industrial coatings continue in over thirty foreign countries. Export sales are increasing as the Company's products are being recognized in the global markets. During 1998, export sales represented approximately 5% of the Company's business.

ITEM 2. PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at twenty-four locations, primarily in Illinois, California, Texas and Pennsylvania with one plant in West Hill, Ontario, Canada. Twenty-one plants with square footage of 2,800,000 are owned and three of the plants with square footage of 285,000 are leased. Manufacturing operations in Europe are conducted at three locations with plants in the United Kingdom, France and Norway. The three plants are owned with a combined square footage of 220,000. The Company owns two plants in Australia with a combined square footage of 150,000. The Company leases plants in Singapore, China and Mexico with a combined square footage of 70,000.

The Company considers that the principal properties and facilities owned or leased by it are adequately maintained, in good operating condition and are adequate for the purposes for which they are being used. Operating capacity varies by division, but for most of the Company's businesses, additional productive capacity is available by increasing the number of shifts worked.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various claims relating to environmental and waste disposal matters at the sites of a number of current and former plants. The Company participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, the Company believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 1998 Annual Report to Stockholders incorporated by reference into this Form 10-K.

The Company is a defendant in a number of other legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged. The Company believes that these legal proceedings, individually and in the aggregate, will not have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 1998 to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in December 1999, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

            Name                Age     Position
            ----                ---     --------

     Richard M. Rompala         52      Chairman since February 1998, Chief
                                        Executive Officer since October 1995 and
                                        President since March 1994

     Larry B. Brandenburger     51      Vice President, Technology since October
                                        1989

     Stephen M. Briggs          42      Senior Vice President, Architectural,
                                        Automotive and Specialty Coatings
                                        Products since November 1998

     Rolf Engh                  45      Senior Vice President since November
                                        1998 and Secretary since April 1993

     Steven L. Erdahl           46      Senior Vice President, Operations since
                                        November 1998

     Joel C. Hart               51      Group Vice President, Automotive and
                                        International since November 1998

     William L. Mansfield       50      Senior Vice President, Packaging and
                                        Industrial Coatings since November 1998

     Paul C. Reyelts            52      Senior Vice President, Finance and Chief
                                        Financial Officer since November 1998

     Robert T. Smith            52      Group Vice President, Industrial since
                                        November 1998

            Name                Age     Position
            ----                ---     --------

     Thomas A. White            56      Vice President, Manufacturing since July
                                        1995

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to March 1994, Mr. Rompala was Group Vice President - Coatings and Resins since January 1992 at PPG Industries, Inc.

Prior to November 1998, Mr. Briggs was Vice President, Consumer Coatings Group since August 1993.

Prior to November 1998, Mr. Engh was Vice President, International since September 1993.

Prior to November 1998, Mr. Erdahl was Vice President, Industrial Coatings Group since June 1991.

Prior to November 1998, Mr. Hart was Vice President, Automotive Refinish since May 1995. Prior to 1995, Mr. Hart was the Managing Director of Automotive Refinish International for PPG Industries, Inc. since January 1993.

Prior to November 1998, Mr. Mansfield was Vice President, Packaging Coatings Group since February 1991.

Prior to November 1998, Mr. Reyelts was Vice President, Finance since April
1982.

Prior to November 1998, Mr. Smith was Vice President, Marine and Federal since May 1995. Prior to 1995, Mr. Smith was Director, Machinery Europe for FMC Corporation since 1992.

Prior to July 1995, Mr. White was Vice President, Manufacturing for Corimon Corporation since June 1994. Prior to 1994, Mr. White was Director of Manufacturing-Europe for PPG Industries, Inc. since 1987.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information in the section titled "Stock Information and Dividends" on page 7 of Valspar's 1998 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 31, 1998 was 1,847.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (CONTINUED)

The quarterly dividend declared December 16, 1998, which was paid January 15, 1999 to Common Stockholders of record December 31, 1998, was increased to 11.5(cent) per share.

ITEM 6. SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1994 through 1998 on pages 6 and 7 of Valspar's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 1998 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 19 of Valspar's 1998 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 and 3 of Valspar's Proxy Statement dated January 22, 1999 is incorporated herein by reference. The information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of Valspar's Proxy Statement dated January 22, 1999 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 7 through 9 and the section titled "Director Compensation" on page 5 of Valspar's Proxy Statement dated January 22, 1999 is incorporated herein by reference. The information on pages 9 through 12 of Valspar's Proxy Statement dated January 22, 1999 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 19 and 20 of Valspar's Proxy Statement dated January 22, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 6 of Valspar's Proxy Statement dated January 22, 1999 is incorporated herein by reference.


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

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended October 30, 1998.

(c)  The following exhibits are filed as part of this report.

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          3(a)(7) CERTIFICATE OF INCORPORATION--as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997, and to Article Eleven dated February 25, 1987

          3(b)(7)   BY-LAWS--as amended to and including October 15, 1997

          10(a)(l)  THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          10(b)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

          10(c)(2)  THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

          10(d)* THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN-- as amended December 11, 1996 and December 16, 1998**

          10(e)(3)  THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

          10(f)* THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended to and including December 16, 1998**

          10(g)(7) THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS**

          10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN--as amended August 19, 1997**

          10(i)(4)  THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

          10(j)+    DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

          10(k)+    ENVIRONMENTAL MATTERS AGREEMENT

          10(l)+    TECHNOLOGY LICENSE AGREEMENT

          10(m)+    TAX SHARING AGREEMENT

          10(n)+    MASTER TOLLING AGREEMENT

          10(o)+ SALE AND PURCHASE OF ASSETS AGREEMENT BETWEEN CARGILL, INCORPORATED AND McWHORTER, INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

          10(p)+ AGREEMENT CONTAINING CONSENT ORDER EXECUTED AS OF SEPTEMBER 30, 1993 BY THE FEDERAL TRADE COMMISSION, THE VALSPAR CORPORATION AND McWHORTER, INC.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          10(q)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

          10(r)(6) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

          10(s)* CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK N.A.

          13* 1998 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

          21*       Subsidiaries of the Registrant

          23(a)*    Consent of Independent Auditors--Ernst & Young LLP

          23(b)*    Consent of Independent Auditors--Deloitte & Touche LLP

          99(a)* Financial Statements for the Years Ended October 30, 1998 and October 31, 1997 and Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

          99(b)* Financial Statements for the Years Ended October 30, 1998 and October 31, 1997 and Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

          99(c)* Financial Statements for the Years Ended October 30, 1998 and October 31, 1997 and Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

          27 Financial Data Schedule (submitted in electronic format for use of Commission only)

          27.1 Restated Financial Data Schedule for the period ended October 31, 1997 (submitted in electronic format for use of Commission only)

          ---------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          (1) As filed with Form 10-K for the period ended October 31, 1981.

          (2) As filed with Form 10-K for the period ended October 31, 1983.

          (3) As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

          (4) As filed with Form 10-K for the period ended October 30, 1992.

          (5) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

          (6) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

          (7) As filed with Form 10-K for the period ended October 31, 1997.

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

          Portions of the 1999 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)  See page F-2 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE VALSPAR CORPORATION


                                             /s/ Rolf Engh               1/20/99
                                             -----------------------------------
                                             Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard M. Rompala            1/20/99    /s/ Susan S. Boren          1/20/99
-----------------------------------------    -----------------------------------
Richard M. Rompala, Director                 Susan S. Boren, Director
Chairman, President and Chief Executive
Officer (principal executive officer)
                                             -----------------------------------
                                             Jeffrey H. Curler, Director
/s/ Paul C. Reyelts               1/20/99
-----------------------------------------
Paul C. Reyelts, Senior Vice President,      /s/ Thomas R. McBurney      1/20/99
Finance and Chief Financial Officer          -----------------------------------
(principal financial officer)                Thomas R. McBurney, Director

                                             /s/ Kendrick B. Melrose     1/20/99
/s/ Kathleen P. Pepski            1/20/99    -----------------------------------
-----------------------------------------    Kendrick B. Melrose, Director
Kathleen P. Pepski, Vice President and
Controller (principal accounting officer)
                                             /s/ Gregory R. Palen        1/20/99
                                             -----------------------------------
                                             Gregory R. Palen, Director


                                             -----------------------------------
                                             Lawrence Perlman, Director


                                             -----------------------------------
                                             Edward B. Pollak, Director


                                             /s/ Michael P. Sullivan     1/20/99
                                             -----------------------------------
                                             Michael P. Sullivan, Director


                                             /s/ C. Angus Wurtele        1/20/99
                                             -----------------------------------
                                             C. Angus Wurtele, Director

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 30, 1998

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota

                             The Valspar Corporation

                 Form 10-K--Item 14(a)(1) and (2) and Item 14(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 30, 1998:

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------

Report of Independent Auditors............................................    20

Financial Statements:

  Consolidated Balance Sheets--October 30, 1998 and October 31, 1997......    11
  Consolidated Statements of Income--Years ended October 30, 1998,
      October 31, 1997 and October 25, 1996...............................    12
  Consolidated Statements of Changes in Stockholders' Equity--Years
      ended October 30, 1998, October 31, 1997 and October 25, 1996.......    13
  Consolidated Statements of Cash Flows--Years ended October 30, 1998,
      October 31, 1997 and October 25, 1996...............................    14
  Notes to Consolidated Financial Statements.............................. 15-19

Selected Quarterly Financial Data (Unaudited).............................    19

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

            Years ended October 30, 1998, October 31, 1997 and October 25, 1996

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

                             The Valspar Corporation

           Schedule II--Valuation and Qualifying Accounts and Reserves

-------------------------------------  --------------  --------------  ----------------  --------------  ----------------
              COL. A                       COL. B          COL. C           COL. C           COL. D           COL. E
-------------------------------------  --------------  --------------  ----------------  --------------  ---------------
                                                                  Additions
                                                       --------------------------------
                                                             (1)              (2)
                                         Balance at      Charged to       Charged to
                                         Beginning       Expense or          Other         Deductions       Balance at
            Description                  of Period        (Income)         Accounts        --Describe      End of Period
                                                                          --Describe
-------------------------------------  --------------  --------------  ----------------  --------------  ---------------
Reserves and allowances deducted from
  asset accounts:
    Allowance for doubtful accounts:

      Year ended October 30, 1998        $1,364,000      $2,099,000                      $2,436,000 (1)     $1,464,000
                                                                                           (437,000)(2)

      Year ended October 31, 1997         1,260,000       1,101,000                       1,130,000 (1)      1,364,000
                                                                                           (133,000)(2)

      Year ended October 25, 1996           911,000         771,000       $721,000 (3)    1,254,000 (1)      1,260,000
                                                                                           (111,000)(2)

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

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          3(a)(7) CERTIFICATE OF INCORPORATION--as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997, and to Article Eleven dated February 25, 1987

          3(b)(7)   BY-LAWS--as amended to and including October 15, 1997

          10(a)(l)  THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

          10(b)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

          10(c)(2)  THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

          10(d)* THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN-- as amended December 11, 1996 and December 16, 1998**

          10(e)(3)  THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

          10(f)* THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended to and including December 16, 1998**

          10(g)(7) THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS**

          10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN--as amended August 19, 1997**

          10(i)(4)  THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

          10(j)+    DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

          10(k)+    ENVIRONMENTAL MATTERS AGREEMENT

          10(l)+    TECHNOLOGY LICENSE AGREEMENT

          10(m)+    TAX SHARING AGREEMENT

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          10(n)+    MASTER TOLLING AGREEMENT

          10(o)+ SALE AND PURCHASE OF ASSETS AGREEMENT BETWEEN CARGILL, INCORPORATED AND McWHORTER, INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

          10(p)+ AGREEMENT CONTAINING CONSENT ORDER EXECUTED AS OF SEPTEMBER 30, 1993 BY THE FEDERAL TRADE COMMISSION, THE VALSPAR CORPORATION AND McWHORTER, INC.

          10(q)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK, AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

          10(r)(6) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

          10(s)* CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK N.A.

          13* 1998 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

          21*       Subsidiaries of the Registrant

          23(a)*    Consent of Independent Auditors--Ernst & Young LLP

          23(b)*    Consent of Independent Auditors--Deloitte & Touche LLP

          99(a)* Financial Statements for the Years Ended October 30, 1998 and October 31, 1997 and Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

          Exhibit
          No.                            Description
          ----------------------------------------------------------------------

          99(b)* Financial Statements for the Years Ended October 30, 1998 and October 31, 1997 and Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

          99(c)* Financial Statements for the Years Ended October 30, 1998 and October 31, 1997 and Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

          27 Financial Data Schedule (submitted in electronic format for use of Commission only)

          27.1 Restated Financial Data Schedule for the period ended October 31, 1997 (submitted in electronic format for use of Commission only)

          ----------------------

          (1) As filed with Form 10-K for the period ended October 31, 1981.

          (2) As filed with Form 10-K for the period ended October 31, 1983.

          (3) As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

          (4) As filed with Form 10-K for the period ended October 30, 1992.

          (5) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

          (6) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

          (7) As filed with Form 10-K for the period ended October 31, 1997.

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