Form 10-Q
period 1999-01-29
VALSPAR CORP
filed 1999-03-15
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Three Months                                           Commission File
Ended January 29, 1999                                         Number:  1-3011




                             THE VALSPAR CORPORATION

State of Incorporation:                                   IRS Employer ID No.:
       Delaware                                                36-2443580


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

As of February 26, 1999, The Valspar Corporation had 43,443,265 shares of common stock outstanding, excluding 9,878,047 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 29, 1999


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - January 29, 1999,
            January 30, 1998, and October 30, 1998....................... 2 & 3

          Condensed Consolidated Statements of Income - Three months
            ended January 29, 1999 and January 30, 1998..................   4

          Condensed Consolidated Statements of Cash Flows - Three months
            ended January 29, 1999 and January 30, 1998..................   5

          Notes to Condensed Consolidated Financial Statements -
            January 29, 1999.............................................   6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................... 7 - 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk ....   10


PART II.   OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings..............................................   10

Item 6.   Exhibits and Reports on Form 8-K...............................   10


SIGNATURES...............................................................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                              January 29,       January 30,       October 30,
                                                  1999             1998              1998
                                              -----------       -----------       -----------
                                              (Unaudited)       (Unaudited)         (Note)
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents                  $    12,480       $    11,448       $    14,990

   Accounts receivable less allowance
    (1/29/99-$1,850; 1/30/98-$1,453;
    10/30/98-$1,464)                              216,509           170,961           212,287

   Inventories:
    Manufactured products                         111,828            90,809            99,990
    Raw materials, supplies and work-in-
     process                                       30,411            39,887            42,821
                                              -----------       -----------       -----------
                                                  142,239           130,696           142,811

 Other current assets                              55,675            45,705            55,981
                                              -----------       -----------       -----------

    TOTAL CURRENT ASSETS                          426,903           358,810           426,069

OTHER ASSETS                                      148,633            89,797           142,129

PROPERTY, PLANT AND EQUIPMENT                     443,526           362,367           424,927
  Less allowance for depreciation                (198,772)         (172,350)         (191,445)
                                              -----------       -----------       -----------
                                                  244,754           190,017           233,482
                                              -----------       -----------       -----------

                                              $   820,290       $   638,624       $   801,680
                                              ===========       ===========       ===========


Note: The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                              January 29,       January 30,       October 30,
                                                  1999             1998               1998
                                              -----------       -----------       -----------
                                              (Unaudited)       (Unaudited)         (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                     $    73,570       $   106,118       $    24,055
   Trade accounts payable                         121,155            93,257           138,182
   Income taxes                                    10,810             6,069             6,913
   Accrued liabilities                             87,248            73,204            98,549
   Current portion of long-term debt                  145               291               285
                                              -----------       -----------       -----------

     TOTAL CURRENT LIABILITIES                    292,928           278,939           267,984

LONG-TERM DEBT                                    151,120            31,658           164,768

DEFERRED LIABILITIES                               28,146            24,974            28,740

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 120,000,000 shares;
    Shares issued, including shares in
    treasury--53,321,312)                          26,660            26,660            26,660

   Additional paid-in capital                      27,662            23,158            24,881
   Retained earnings                              371,697           317,491           367,040
   Other                                           (2,058)           (1,856)           (2,776)
                                              -----------       -----------       -----------
                                                  423,961           365,453           415,805

   Less cost of Common Stock in treasury
    (1/29/99-9,823,797 shares; 1/30/98-
    9,489,650 shares; 10/30/98-9,902,827
    shares)                                        75,865            62,400            75,617
                                              -----------       -----------       -----------
                                                  348,096           303,053           340,188
                                              -----------       -----------       -----------

                                              $   820,290       $   638,624       $   801,680
                                              ===========       ===========       ===========

Note: The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE MONTHS ENDED
                                           -------------------------------
                                            January 29,        January 30,
                                               1999               1998
                                           ------------       ------------

Net sales                                  $    265,810       $    225,359

Costs and expenses:

   Cost of sales                                190,471            161,645

   Research and development                       9,509              9,258

   Selling and administration                    47,132             38,406

   Interest expense                               3,154              1,885

   Other (income)/expense - net                    (450)              (660)
                                           ------------       ------------

Income before income taxes                       15,994             14,825

Income taxes                                      6,278              5,930
                                           ------------       ------------

Net income                                 $      9,716       $      8,895
                                           ============       ============

Net income per common share - basic        $       0.22       $       0.20
                                           ============       ============
Net income per common share - diluted      $       0.22       $       0.20
                                           ============       ============


Average number of common shares
  outstanding - basic                        43,443,304         43,403,943
              - diluted                      43,974,006         44,152,204

Dividends paid per common share
                                           $      0.115       $      0.105


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                           THREE MONTHS ENDED
                                                                      ---------------------------
                                                                      January 29,      January 30,
                                                                         1999             1998
                                                                      ----------       ----------
OPERATING ACTIVITIES:
   Net income                                                         $    9,716       $    8,895
   Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                       8,541            7,295
       Increase (decrease) in cash due to changes in net
        operating assets, net of effects of acquired businesses:
           Accounts and notes receivable                                  (4,222)          12,934
           Inventories and other assets                                     (373)         (18,728)
           Trade accounts payable and accrued liabilities                (25,964)         (13,371)
           Income taxes payable                                            3,897            4,986
           Other deferred liabilities                                       (863)              35
       Other                                                              (1,865)          (2,852)
                                                                      ----------       ----------

   Net Cash Used In Operating Activities                                 (11,133)            (806)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment
   Acquired businesses/assets, net of cash                                (7,408)         (10,510)
   Other investments/advances to joint ventures                          (15,200)          (2,686)
                                                                             150          (11,025)
                                                                      ----------       ----------

   Net Cash Used In Investing Activities                                 (22,458)         (24,221)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                           35,697           30,193
   Proceeds from sale of treasury stock                                      377              439
   Purchase of shares of Common Stock for treasury                             0             (373)
   Dividends paid                                                         (4,993)          (4,897)
                                                                      ----------       ----------

   Net Cash Provided By Financing Activities                              31,081           25,362

Increase (Decrease) In Cash and Cash Equivalents                          (2,510)             335

Cash and Cash Equivalents at Beginning of Period                          14,990           11,113
                                                                      ----------       ----------

Cash and Cash Equivalents at End of Period                            $   12,480       $   11,448
                                                                      ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED JANUARY 29, 1999

NOTE 1: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 29, 1999 are not necessarily indicative of the results that may be expected for the year ended October 29, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 30, 1998.

NOTE 2: Trade accounts payable include $18.9 million at January 29, 1999 and $13.2 million at January 30, 1998 of issued checks which had not cleared the Company's bank accounts.

NOTE 3: Effective April 15, 1998, the Company completed its purchase of Plasti-Kote Co., Inc., a manufacturer of consumer aerosol and specialty paint products. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three month period ended January 29, 1999.

Effective April 30, 1998, the Company completed its purchase of Anzol Pty. Ltd., an Australian-based manufacturer of packaging and industrial coatings and resins. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three month period ended January 29, 1999.

Effective December 17, 1998, the Company acquired a majority interest in Dyflex Polymers. Dyflex is a rapidly growing Netherlands producer of specialty water-based polymers. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. This transaction was not material to the results of operations reported for the three month period ended January 29, 1999.

NOTE 4: On February 26, 1999 the Company acquired the Dexter Corporation's worldwide Packaging Coatings business and its French Industrial coatings subsidiary, Dexter SAS. Dexter Packaging Coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. At the date of acquisition the transaction will be accounted for as a purchase.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Acquisitions & Divestitures: The following discussion of operations is affected by the acquisition of Plasti-Kote Co., Inc., Anzol Pty. Ltd., Dyflex Polymers, and other acquisitions and divestitures which occurred during fiscal 1998 and the first three months of fiscal 1999.

        Operations: Net sales for the quarter increased 17.9% to $265,810,000 from $225,359,000 in the first quarter of 1998. Excluding the results of acquisitions and divestitures, net sales increased 8.6%. The increase was primarily driven by volume increases in all of our business groups. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

        The gross profit margin was flat at 28.3% in the first quarter of 1999 and the first quarter of 1998. This was primarily the result of stable raw material costs over the prior year. The Company expects raw material costs to be relatively stable the next several months, however it is experiencing cost increases in selected high-volume materials.

        Operating expense (research and development, selling, and administrative) increased 18.8% to $56,641,000 (21.3% of net sales) in the first quarter of 1999 compared with $47,664,000 (21.2% of net sales) in the first quarter of 1998. Excluding the results of acquisitions and divestitures, operating expenses increased 8.3%. This increase was primarily the result of additional advertising and promotional costs supporting the sales growth for Consumer Group customers, and additional selling expenses in all business groups.

        Net income in the first quarter of 1999 increased 9.2% to $9,716,000 or $.22 per share, primarily driven by higher sales levels.

        Financial Condition: The net cash used by the Company's operations was $11,133,000 for the first three months of 1999, compared with $806,000 for the first three months of 1998. The additional cash used by operations was the result of an increase in net working capital requirements. During the first quarter of 1999, $35,697,000 in proceeds from bank borrowings were used to fund $15,200,000 in net acquisition investments, $7,408,000 in capital expenditures, $4,993,000 in dividend payments, and the cash used by the Company's operations.

        During the first quarter of 1999, accounts receivable increased $4,222,000 as sales volume increased. Inventory and other assets increased only modestly due to strong sales and tighter inventory management practices. Accounts payable and accrued liabilities decreased $25,964,000, due to payment of various year-end accruals and the timing of payables disbursements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

        Capital expenditures for property, plant, and equipment were $7,408,000 in the first three months of 1999, compared with $10,510,000 in the first three months of 1998. The decrease in capital expenditures in 1999 was primarily due to 1998 expenditures to increase production capacity for the Consumer and resin businesses.

        The Company's total debt to capital ratio increased to 39.2% at the end of the first quarter from 35.7% at the close of fiscal 1998. The total debt to capital ratio as of January 30, 1998 was 31.3%. The Company believes its existing lines of credit as amended and expanded as noted below and access to credit facilities will be sufficient to meet its current and projected needs for financing.

        Subsequent Events: On February 26, 1999 the Company acquired the Dexter Corporation's worldwide Packaging Coatings business and its French Industrial coatings subsidiary, Dexter SAS. Dexter Packaging Coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. Combined 1998 sales for the Packaging Coatings unit and Dexter SAS were $212 million. The purchase was financed with credit available under a $450 million multi-currency credit facility with a syndicate of banks, which amends the previous facility dated March 16, 1998.

        In January 1999, the Company agreed to sell its marine coatings business to Jotun AS of Sandefjord, Norway. The Company's marine coatings business had revenues of $25 million for the year ended October, 1998. Completion of the transaction is expected in March 1999.

        New Accounting Standards: The FASB recently issued SFAS No. 131, Disclosures about Segments of and Enterprise and Related Information, which establishes standards for defining operating segments and reporting certain information about such segments; and SFAS No. 132, Employers' Disclosure about Pension and Other Post-retirement Benefits, which revised disclosure requirements relative to pension and other post-retirement benefits. Since these statements only affect financial information disclosures in interim and annual periods, the adoption of these standards will not affect the Company's financial condition or results of operations. The Company is continuing to evaluate the effect of these standards on its disclosures. The Company adopted SFAS No. 130, Reporting Comprehensive Income, providing for the reporting and presentation of comprehensive income and its components, in the first quarter of 1999, which had no material impact on the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

        Year 2000 Readiness Disclosure: The Company is engaged in a company-wide project to prepare its business for the change in date from the year 1999 to 2000, the "Year 2000" issue. The scope of this project addresses
        (i) identifying and taking appropriate corrective action to remedy the Company's significant information technology (IT) systems, (ii) an assessment and remediation, as necessary, of non-IT equipment and systems with embedded computer chips, (iii) an evaluation of the Company's significant business partners to assess their "Year 2000" readiness, and (iv) business continuity planning to limit the impact of "Year 2000" disruptions should they occur.

        The Company continues to evaluate and respond to the potential impact of the "Year 2000" issue on its computer and other operating systems. A "Year 2000" steering committee continues to implement a detailed project plan which includes an inventory of the Company's systems and equipment that may be affected; provides a risk assessment; establishes detailed remediation plans; and provides for complete testing of each system subject to "Year 2000" risk. Contingency plans are being developed for critical applications. The inventory, risk assessment and remediation plans have been completed for all of the affected systems. Remediation and testing is complete for the core information systems in use for the Company's domestic business. Remediation and testing of equipment in the U.S. with embedded computer chips is expected to be complete by April 30,1999. For the Company's foreign operations, the stage of "Year 2000" remediation and testing varies; however, the Company expects to complete all its significant remediation and testing phases on or around June 30, 1999.

        The Company is also communicating and working with its significant business partners to minimize "Year 2000" risks and protect the Company and its customers from potential service interruptions. The Company has surveyed its key suppliers to determine their "Year 2000" readiness and is currently in the process of identifying potential critical "Year 2000" issues involving key third parties and either resolving those issues or developing contingency plans to the extent practicable. The inability of external parties to complete their "Year 2000" readiness in a timely fashion could materially impact the Company, including the risk of disruptions in raw materials supply, or in communications or electrical service.

        The company has expensed its "Year 2000" readiness costs as incurred and estimates the total cost for "Year 2000" readiness will be approximately $4 to $5 million, with roughly $2.3 million of the costs incurred through the end of the first quarter of 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

        Forward-looking Statements: This discussion contains certain "forward-looking" statements, particularly those pertaining to Year 2000 readiness. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as : the Company's reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of its business in early 2000; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect paint and coatings sales; exposure to foreign currency fluctuations; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

        Not Applicable


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

        During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 30, 1998.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

        (b) The registrant did not file any reports on Form 8-K during the three months ended January 29, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     THE VALSPAR CORPORATION


Date:    March 15, 1999              By       /s/ R. Engh
                                         ----------------------------------
                                              R. Engh
                                              Secretary


Date:    March 15, 1999              By       /s/ P. C. Reyelts
                                         ----------------------------------
                                              P. C. Reyelts
                                              Sr. Vice President, Finance
                                              (Chief Financial Officer)