Form 10-Q
period 1999-04-30
VALSPAR CORP
filed 1999-06-04
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months                                               Commission File
Ended April 30, 1999                                             Number: 1-3011


                             THE VALSPAR CORPORATION
                             -----------------------

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

As of May 28, 1999, The Valspar Corporation had 43,222,801 shares of common stock outstanding, excluding 10,098,511 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                      for the Quarter Ended April 30, 1999


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - April 30, 1999,
          May 1, 1998, and October 30, 1998.............................  2 & 3

         Condensed Consolidated Statements of Income - Three
          months and six months ended April 30, 1999 and May 1,
          1998..........................................................    4

         Condensed Consolidated Statements of Cash Flows - Six
          months ended April 30, 1999 and May 1, 1998...................    5

         Notes to Condensed Consolidated Financial Statements -
          April 30, 1999................................................  6 - 8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  9 - 12


Item 3.  Quantitative and Qualitative Disclosure about Market Risk......    12


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings..............................................    13

Item 4.  Submission of Matters to a Vote of Security Holders............    13

Item 6.  Exhibits and Reports on Form 8-K............................... 13 - 14

SIGNATURES..............................................................    15
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

                                           April 30,         May 1,       October 30,
                                             1999             1998            1998
                                          -----------     -----------     -----------
                                          (Unaudited)     (Unaudited)        (Note)
ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents                 $    27,396     $    17,519     $    14,990
Accounts receivable less allowance
   4/30/99 - $4,643; 5/01/98 - $1,527;
   10/30/98 - $1,464)                         278,460         210,404         212,287

Inventories:
  Manufactured products                       123,329          97,857          99,990
  Raw materials, supplies, and work-
   in-process                                  37,842          46,387          42,821
                                          -----------     -----------     -----------
                                              161,171         144,244         142,811
Other current assets                           62,545          48,133          55,981
                                          -----------     -----------     -----------

    TOTAL CURRENT ASSETS                      529,572         420,300         426,069

GOODWILL, NET                                 201,413          79,493          92,872

OTHER ASSETS                                   82,175          61,223          49,257


PROPERTY, PLANT AND
EQUIPMENT                                     505,644         392,794         424,927
Less allowance for depreciation              (203,259)       (185,712)       (191,445)
                                          -----------     -----------     -----------
                                              302,385         207,082         233,482
                                          -----------     -----------     -----------

                                          $ 1,115,545     $   768,098     $   801,680
                                          ===========     ===========     ===========



Note: The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in Thousands, Except Per Share Amounts)

                                              April 30,       May 1,       October 30,
                                                1999           1998           1998
                                            -----------    -----------     -----------
                                            (Unaudited)    (Unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Notes payable to banks                      $    57,849    $    93,370     $    24,055
Trade accounts payable                          167,937        111,237         138,182
Income taxes                                     11,245          3,670           6,913
Accrued liabilities                             120,219         93,773          98,549
Current portion of long-term debt                   145            734             285
                                            -----------    -----------     -----------

     TOTAL CURRENT LIABILITIES                  357,395        302,784         267,984

LONG TERM DEBT                                  354,670        123,895         164,768

DEFERRED LIABILITIES                             42,932         23,004          28,740

STOCKHOLDERS' EQUITY:
Common Stock (Par value - $.50;
 Authorized - 120,000,000 shares;
 Shares issued, including shares in
 treasury - 53,321,312 shares)                   26,660         26,660          26,660

Additional paid-in capital                       27,791         23,546          24,881

Retained earnings                               390,260        333,061         367,040

Other                                               762         (1,859)         (2,776)
                                            -----------    -----------     -----------
                                                445,473        381,408         415,805

Less cost of common stock in treasury
 (4/30/99 - 10,102,690 shares; 5/01/98 -
 9,485,529 shares; 10/30/98 -
 9,902,827 shares)                               84,925         62,993          75,617
                                            -----------    -----------     -----------
                                                360,548        318,415         340,188
                                            -----------    -----------     -----------

                                            $ 1,115,545    $   768,098     $   801,680
                                            ===========    ===========     ===========


Note: The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Amounts)

                                          THREE MONTHS                   SIX MONTHS
                                             ENDED                          ENDED
                                   --------------------------    --------------------------

                                     April 30,       May 1,       April 30,        May 1,
                                       1999           1998          1999            1998
                                   -----------    -----------    -----------    -----------
Net sales                          $   356,702    $   292,462    $   622,512    $   517,821

Costs and expenses:

  Cost of sales                        244,734        202,421        435,205        364,066

  Research and development              11,350          9,977         20,859         19,235

  Selling & administration              58,724         45,990        105,856         84,396

  Restructuring charge                   8,346              0          8,346              0
                                   -----------    -----------    -----------    -----------
Income from Operations                  33,548         34,074         52,246         50,124

  Interest expense                       5,512          2,360          8,666          4,245

  Other income - net                     8,871          1,538          9,321          2,198
                                   -----------    -----------    -----------    -----------

Income before income taxes              36,907         33,252         52,901         48,077

Income taxes                            14,463         13,301         20,741         19,231
                                   -----------    -----------    -----------    -----------

Net income                         $    22,444    $    19,951    $    32,160    $    28,846
                                   ===========    ===========    ===========    ===========

Net income per common share -
basic                              $      0.52    $      0.46    $      0.74    $      0.66
                                   ===========    ===========    ===========    ===========
Net income per common share -
diluted                            $      0.51    $      0.45    $      0.73    $      0.65
                                   ===========    ===========    ===========    ===========

Average number of common shares
   outstanding - basic              43,360,950     43,529,865     43,402,127     43,466,904
                                   ===========    ===========    ===========    ===========
               - diluted            43,842,486     44,458,508     43,908,385     44,301,078
                                   ===========    ===========    ===========    ===========

Dividends paid per common share    $     0.115    $     0.105    $     0.230    $     0.210
                                   ===========    ===========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

                                                                   SIX MONTHS ENDED
                                                             ---------------------------
                                                              April 30,         May 1,
                                                                1999             1998
                                                             -----------     -----------
OPERATING ACTIVITIES:
Net income                                                   $    32,160     $    28,846
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Restructuring charges                                        8,346               0
      Depreciation and amortization                               17,322          14,755
      (Gains) on sales of assets                                 (10,520)         (2,191)
      Increase (decrease) in cash due to changes in
         net operating assets, net of effects of acquired
         businesses:
            Accounts and notes receivable                        (33,858)        (13,626)
            Inventories and other assets                          (7,499)        (33,185)
            Trade accounts payable and
               accrued liabilities                                 6,756          12,500
            Income taxes payable                                   4,170           3,733
            Other deferred liabilities                             1,109          (3,046)
      Other                                                       (4,468)         (4,668)
                                                             -----------     -----------

Net Cash Provided By Operating Activities                         13,518           3,118

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                       (11,772)        (22,147)
Acquired businesses/assets, net of cash                         (229,475)        (56,446)
Divested businesses/assets                                        35,750           4,006
Other investments/advances to joint ventures                        (128)        (10,630)
                                                             -----------     -----------

Net Cash Used In Investing Activities                           (205,625)        (85,217)

FINANCING ACTIVITIES:
Net proceeds from borrowing                                      222,876          97,914
Proceeds from sale of treasury stock                                 589           1,007
Purchase of shares of Common Stock for treasury                   (9,008)         (1,146)
Dividends paid                                                    (9,944)         (9,270)
                                                             -----------     -----------

Net Cash Provided by Financing Activities                        204,513          88,505

Increase In Cash and Cash Equivalents                             12,406           6,406

Cash and Cash Equivalents at Beginning of Period                  14,990          11,113
                                                             -----------     -----------

Cash and Cash Equivalents at End of Period                   $    27,396     $    17,519
                                                             ===========     ===========


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 1999

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 29, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 30, 1998.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable include $10.4 million at April 30, 1999, $12.1 million at October 30, 1998 and $18.4 million at May 1, 1998 of issued checks which had not cleared the Company's bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

Effective April 15, 1998, the Company completed its purchase of Plasti-Kote Co., Inc., a manufacturer of consumer aerosol and specialty paint products. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition has not been presented as the impact on reported results is not material.

Effective April 30, 1998, the Company completed its purchase of Anzol Pty. Ltd., an Australian-based manufacturer of packaging and industrial coatings and resins. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition has not been presented as the impact on reported results is not material.

Effective December 17, 1998, the Company acquired a majority interest in Dyflex Polymers. Dyflex is a Netherlands producer of specialty water-based polymers. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition has not been presented as the impact on reported results is not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 1999 - CONTINUED

NOTE 3: ACQUISITIONS AND DIVESTITURES - CONTINUED

Effective February 26, 1999 the Company acquired the Dexter Corporation's worldwide packaging coatings business and its French industrial coatings subsidiary, Dexter SAS. Dexter packaging coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The actual allocation of the purchase price is preliminary and is subject to change based upon final valuations. The following unaudited pro forma combined capsule statement of income information for the six months ended April 30, 1999 and May 1, 1998 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflects adjustments for interest expense, amortization of goodwill and depreciation of fixed assets. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of Valspar.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME

Thousands of dollars, except          Six months ended     Six months ended
per share data)                        April 30, 1999         May 1, 1998
                                      ----------------     ----------------

Net sales                                $692,055             $624,649

Net income                                 31,251               26,403

Net income per share-basic                   0.72                 0.61

Net income per share-diluted                 0.71                 0.60


During the second quarter, the Company completed the sale of its marine and flexible packaging coatings businesses. These businesses had revenues of $25 million and $12 million, respectively, for the year ended October 1998. Operating results from these businesses were not material to the results of operations reported for the three or six month periods ended April 30, 1999.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
April 30, 1999 - CONTINUED

NOTE 4: RESTRUCTURING

During the second quarter of fiscal 1999 the Company's board approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million relates to employee termination benefits and $0.6 million relates to contract cancellation costs. Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations are reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized, $3.5 million relates to employee termination benefits, $3.1 million relates to contract and other program cancellation costs, and $1.0 million relates to recording assets to be disposed of at fair value. These plans contemplate a workforce reduction of worldwide headcount by 200.

Cash requirements of this restructuring plan are estimated to be $13,700,000 and will primarily be expended in fiscal 1999. In addition, the Company anticipates capital expenditures of approximately $4,000,000 will be required over the next six to twelve months to upgrade certain production capabilities as a result of the restructuring.

NOTE 5: NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for defining operating segments and reporting certain information about such segments; and SFAS No. 132, Employers' Disclosure about Pension and Other Post-retirement Benefits, which revised disclosure requirements relative to pension and other post-retirement benefits. Since these statements only affect financial information disclosures in interim and annual periods, the adoption of these standards will not affect the Company's financial condition or results of operations. The Company is continuing to evaluate the effect of these standards on its disclosures. The Company has adopted SFAS No. 130, Reporting Comprehensive Income, in the first quarter of 1999. There was no material effect on the financial statements.

NOTE 6: RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Operations: Net sales for the quarter increased 22.0% to $356,702,000 and 20.2% to $622,512,000 for the six month period ended April 30, 1999 respectively, over net sales for the comparable periods one year ago.

        Excluding the results of acquisitions and divestitures, net sales increased 5.5% for the three month period and 6.7% for the six month period. The second quarter and year to date increases were primarily driven by volume increases in all of our business groups. Due to the seasonal nature of the Company's business, sales for the quarter and six month period are not necessarily indicative of sales for the full year.

        Net income in the second quarter of 1999 increased 12.5% to $22,444,000 or diluted earnings per share of $.51. Year to date, net income increased by 11.5% to $32,160,000 or diluted earnings per share of $.73. Both increases were primarily driven by higher sales and improved gross margins offset by increased interest expense. The earnings in 1999 were impacted by a $8,346,000 restructuring charge offset by gains from the sale of North American flexible packaging coatings business and the sale of the marine coatings business.

        The gross margin increased from 30.8% to 31.4% during the second quarter and from 29.7% to 30.1% for the first six months from the comparable periods last year. The increased margins were due primarily to improved manufacturing efficiencies.

        Operating expense (research and development, selling, and administrative) increased 25.2% to $70,074,000 (19.6% of net sales) in the second quarter of 1999 compared with $55,967,000 (19.1% of net sales) in the second quarter of 1998. Year to date operating expenses increased 22.3% to $126,715,000 (20.4% of net sales) compared with $103,631,000 (20.0% of net sales) for the same period last year. Excluding the results of acquisitions and divestitures operating expenses increased 5.5% for the quarter and 6.5% year to date. The expense increase, excluding the results of acquisitions and divestitures, was primarily the result of additional advertising and promotional costs for large Consumer Group customers and additional selling expenses in all business groups.

        During the second quarter of fiscal 1999 the Company's board approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

        purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million relates to employee termination benefits and $0.6 million relates to contract cancellation costs. Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations are reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized, $3.5 million relates to employee termination benefits, $3.1 million relates to contract and other program cancellation costs, and $1.0 million relates to recording assets to be disposed of at fair value. These plans contemplate a workforce reduction worldwide by 200.

        Cash requirements of this restructuring plan are estimated to be $13,700,000 and will primarily be expended in fiscal 1999. In addition, the Company anticipates capital expenditures of approximately $4,000,000 will be required over the next six to twelve months to upgrade certain production capabilities as a result of the restructuring.

        Other income increased during the second quarter by $7,333,000 from the second quarter of 1998. This increase was primarily the result of gains from the sale of the North American flexible packaging coatings business and the sale of the marine coatings business.

        Financial Condition: The net cash provided by the Company's operations was $13,518,000 for the first six months of 1999, compared with $3,118,000 for the first six months of 1998. The additional cash provided by operating activities was the result of higher net income and non-cash changes. The cash provided by operating activities combined with $222,876,000 in proceeds from bank borrowings and proceeds from divested businesses of $35,750,000 were used to fund $229,603,000 of acquisitions and joint venture investments, $11,772,000 of capital expenditures, $9,008,000 in payments for share repurchases and $9,944,000 in dividend payments. Cash balances increased $12,406,00 during the first six months with approximately $6,800,000 of the cash increase attributable to cash obtained with the Dexter Packaging Coatings acquisition.

        During the first six months of 1999, accounts receivable increased $33,858,000 as sales volume increased. Inventory and other assets increased only $7,499,000 due to strong sales and tight inventory management practices. Accounts payable and accrued liabilities increased $6,756,000 primarily as a result of an increase in inventory levels. These comparisons exclude the impact of acquisitions and divestitures.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

        Capital expenditures for property, plant, and equipment were $11,772,000 in the first six months of 1999, compared with $22,147,000 in the first six months of 1998. The decrease in capital expenditures in 1999 was related to higher 1998 spending levels due to the construction of production capacity for the Consumer and resin businesses. Excluding the capital spending required to integrate the Dexter business, estimated at approximately $4,000,000 over the next six to twelve months, the Company anticipates spending levels for the remainder of 1999 to be similar to spending in 1998 for the same period.

        The Company's total debt to capital ratio increased to 53.4% at the end of the second quarter from 35.7% at the close of fiscal 1998, with the increased debt ratio driven by the Dexter acquisition. The total debt to capital ratio as of May 1, 1998 was 40.6%. The Company has filed a shelf registration statement covering up to $300 million in debt securities. The Company may sell debt securities of different series from time to time. The net proceeds from the sale of the offered securities will be added to our general funds and may be used to: repay bank debt; finance acquisitions of companies and other assets; and provide working capital. The Company believes its existing lines of credit as amended and expanded and access to credit facilities will be sufficient to meet its current and projected needs for financing.

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

        The Company continues to evaluate and respond to the potential impact of the "Year 2000" issue on its computer and other operating systems. A "Year 2000" steering committee continues to implement a detailed project plan which includes an inventory of the Company's systems and equipment that may be affected; provides a risk assessment; establishes detailed remediation plans; and provides for complete testing of each system subject to "Year 2000" risk. Contingency plans are being developed for critical applications. The inventory, risk assessment and remediation plans have been completed for all of the affected systems. Remediation and testing is complete for the core IT systems and equipment with embedded computer chips in use for the Company's domestic business. For the Company's foreign operations, the

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

        stage of "Year 2000" remediation and testing varies; however, the Company expects to complete all its significant remediation and testing phases on or around June 30, 1999.

        The Company is also communicating and working with its significant business partners to minimize "Year 2000" risks and protect the Company and its customers from potential service interruptions. The Company has surveyed its key suppliers to determine their "Year 2000" readiness and has identified potential critical "Year 2000" issues involving key third parties. The Company is either resolving those issues or developing contingency plans to the extent practicable. The inability of external parties to complete their "Year 2000" readiness in a timely fashion could materially impact the Company, including the risk of disruptions in raw materials supply, or in communications or electrical service.

        The company has expensed its "Year 2000" readiness costs as incurred and estimates the total cost for "Year 2000" readiness will be approximately $4 to $5 million, with roughly $3.0 million of the costs incurred through April 30, 1999.

        Forward-looking Statements: This discussion contains certain "forward-looking" statements, particularly those pertaining to "Year 2000" readiness. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: the Company's reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of its business in early 2000; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect paint and coatings sales; exposure to foreign currency fluctuations; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

        The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 24, 1999. The stockholders took the following actions: (i) The stockholders elected four directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                              Votes For       Votes Withheld
                                              ---------       --------------
        Thomas R. McBurney                    41,236,769           85,216
        Richard M. Rompala                    41,191,473          130,512
        Michael P. Sullivan                   41,208,998          112,987
        C. Angus Wurtele                      41,250,598           71,387

        (ii) The stockholders approved amendments to the Corporation's 1991 Stock Option Plan. 39,256,705 votes were cast for the resolution; 1,965,420 votes were cast against the resolution; 99,857 votes abstained; and there were no broker non-votes.

        (iii) The stockholders approved the Amended and Restated Key Employee Annual Bonus Plan. 40,003,736 votes were cast for the resolution; 1,129,551 votes were cast against the resolution; 188,694 votes abstained; and there were no broker non-votes.

        (iv) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1999. 40,799,250 votes were cast for the resolution; 436,762 votes were cast against the resolution; shares representing 85,972 votes abstained; and there were no broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        (a) Exhibit 10(a) - Amended and Restated Credit Agreement dated as of February 26, 1999 among the Registrant and certain subsidiaries of the Registrant, certain Banks, Chase Securities Inc., as Syndication Agent and Wachovia Bank, N.A., as Administrative Agent and Documentation Agent

                Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

        (b) During the three months ended April 30, 1999, a report on Form 8-K, dated February 26, 1999, was filed on March 15, 1999, covering the acquisition by the Company of certain operations of Dexter Corporation's packaging coatings business and Dexter Corporation's French industrial coatings subsidiary, Dexter S.A.S. Additionally, a report on Form 8-K/A was filed May 12, 1999, providing the required financial information which was not previously available.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE VALSPAR CORPORATION


Date:   June 4, 1999                    By    /s/ R. Engh
                                           ----------------------------------
                                              R. Engh
                                              Secretary


Date:   June 4, 1999                    By    /s/ P. C. Reyelts
                                           ----------------------------------
                                              P. C. Reyelts
                                              Senior Vice President, Finance
                                              (Chief Financial Officer)