Form 10-Q
period 1999-07-30
VALSPAR CORP
filed 1999-09-13
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Nine Months                                       Commission File
Ended July 30, 1999                                       Number:  1-3011



                             THE VALSPAR CORPORATION
                             -----------------------

State of Incorporation:                                   IRS Employer ID No.:
       Delaware                                               36-2443580


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

As of August 31, 1999, The Valspar Corporation had 43,235,413 shares of common stock outstanding, excluding 10,085,899 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 30, 1999


PART I.  FINANCIAL INFORMATION                                                                        Page No.
------------------------------                                                                        --------

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - July 30, 1999,
                   July 31, 1998 and October 30, 1998............................................       2 & 3

                 Condensed Consolidated Statements of Income - Three months and nine months ended
                   July 30, 1999 and July 31, 1998...............................................         4

                 Condensed Consolidated Statements of Cash Flows - Nine months ended July 30, 1999
                   and July 31, 1998.............................................................         5

                 Notes to Condensed Consolidated Financial Statements - July 30, 1999............      6 - 9

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                  Operations.....................................................................      9 - 13

Item 3.          Quantitative and Qualitative Disclosures About Market Risk......................        13



PART II.      OTHER INFORMATION
-------------------------------

Item 1.          Legal Proceedings...............................................................         14

Item 6.          Exhibits and Reports on Form 8-K.................................................        14


SIGNATURES....................................................................................            15
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                             July 30,             July 31,           October 30,
                                                               1999                 1998                 1998
                                                           -----------           -----------         -----------
                                                           (Unaudited)           (Unaudited)            (Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                  $    26,288            $  14,832           $  14,990
Accounts receivable less allowance 7/30/99 -
   $4,886; 07/31/98 - $1,872; 10/30/98 - $1,464)               291,583              218,529             212,287

Inventories:
  Manufactured products                                        121,086              101,285              99,990
  Raw materials, supplies, and work-in-process                  35,906               41,581              42,821
                                                           -----------            ---------           ---------
                                                               156,992              142,866             142,811
Other current assets                                            64,822               56,434              55,981
                                                           -----------            ---------           ---------

    TOTAL CURRENT ASSETS                                       539,685              432,661             426,069

GOODWILL, NET                                                  208,780               90,078              92,872

OTHER ASSETS                                                    71,215               59,222              49,257

PROPERTY, PLANT AND EQUIPMENT                                  509,324              411,084             424,927

Less allowance for depreciation                               (210,816)            (185,761)           (191,445)
                                                           -----------            ---------           ---------
                                                               298,508              225,323             233,482
                                                           -----------            ---------           ---------

                                                           $ 1,118,188            $ 807,284           $ 801,680
                                                           ===========            =========           =========




Note: The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in Thousands)

                                                               July 30,             July 31,           October 30,
                                                                 1999                 1998                1998
                                                              -----------          -----------         -----------
                                                              (Unaudited)          (Unaudited)           (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable to banks                                         $   55,500            $  77,335           $  24,340
Trade accounts payable                                            154,658              104,090             138,182
Income taxes                                                       13,120                9,089               6,913
Accrued liabilities                                               136,255               90,920              98,549
                                                               ----------            ---------           ---------

     TOTAL CURRENT LIABILITIES                                    359,533              281,434             267,984

LONG TERM DEBT                                                    338,944              166,056             164,768

DEFERRED LIABILITIES                                               43,411               24,729              28,740

STOCKHOLDERS' EQUITY:
Common Stock (Par value - $.50;
Authorized - 120,000,000 shares;
Shares issued, including shares in
treasury - 53,321,312 shares)                                      26,660               26,660              26,660

Additional paid-in capital                                         25,972               21,015              22,413

Retained earnings                                                 408,513              350,689             367,040

Other comprehensive income                                             43                 (272)               (308)
                                                               ----------            ---------           ---------
                                                                  461,188              398,092             415,805
Less cost of common stock in treasury
   (7/30/99 - 10,086,599 shares; 07/31/98
   - 9,484,127 shares; 10/30/98
   - 9,902,827 shares)                                             84,888               63,027              75,617
                                                               ----------            ---------           ---------
                                                                  376,300              335,065             340,188
                                                               ----------            ---------           ---------

                                                               $1,118,188            $ 807,284           $ 801,680
                                                               ==========            =========           =========

Note: The Balance Sheet at October 30, 1998 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Amounts)

                                                 THREE MONTHS                   NINE MONTHS
                                                    ENDED                          ENDED
                                           -----------------------       -----------------------

                                           July 30,       July 31,       July 30,       July 31,
                                             1999           1998           1999           1998
                                           --------       --------       --------       --------

Net sales                                $   398,076    $   327,684    $ 1,020,588    $   845,505

Costs and expenses:

  Cost of sales                              277,455        226,360        712,660        590,426

  Research and development                    12,009         10,303         32,868         29,538

  Selling & administration                    61,513         51,840        167,369        136,236

  Restructuring Charge                             0              0          8,346              0
                                         -----------    -----------    -----------    -----------

Income from Operations                        47,099         39,181         99,345         89,305

  Interest expense                             5,326          3,458         13,992          7,703

  Other income - net                             788          1,353         10,110          3,551
                                         -----------    -----------    -----------    -----------

Income before income taxes                    42,561         37,076         95,463         85,153

Income taxes                                  16,728         14,830         37,469         34,061
                                         -----------    -----------    -----------    -----------

Net income                               $    25,833    $    22,246    $    57,994    $    51,092
                                         ===========    ===========    ===========    ===========

Net income per common share -
basic                                    $      0.60    $      0.51    $      1.34    $      1.17
                                         ===========    ===========    ===========    ===========
Net income per common share -
diluted                                  $      0.59    $      0.50    $      1.32    $      1.15
                                         ===========    ===========    ===========    ===========

Average number of common shares
   outstanding - basic                    43,226,940     43,537,245     43,343,731     43,490,351
                                         ===========    ===========    ===========    ===========
               - diluted                  43,867,732     44,535,016     43,884,830     44,380,763
                                         ===========    ===========    ===========    ===========

Dividends paid per common share          $     0.115    $     0.105    $     0.345    $     0.315
                                         ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

                                                                            NINE MONTHS ENDED
                                                                         -----------------------
                                                                          July 30,      July 31,
                                                                            1999          1998
                                                                         ---------     ---------
OPERATING ACTIVITIES:
Net income                                                               $  57,994     $  51,092
Adjustments to reconcile net income to net cash provided by operating activities:
      Restructuring charges                                                  8,346             0
      Depreciation and amortization                                         28,371        23,344
      Gains on sales of assets                                             (10,520)       (2,191)
      Increase (decrease) in cash due to changes in
       net operating assets, net of effects of acquired
       businesses:
            Accounts and notes receivable                                  (46,981)      (14,502)
            Inventories and other assets                                    (5,597)      (24,500)
            Trade accounts payable and
               accrued liabilities                                          10,113        (5,092)
            Income taxes payable                                             6,044         8,488
            Other deferred liabilities                                       1,589          (741)
      Other                                                                 (8,654)       (5,531)
                                                                         ---------     ---------

Net Cash Provided By Operating Activities                                   40,705        30,367

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                                 (16,901)      (30,103)
Acquired businesses/assets, net of cash                                   (229,475)      (90,275)
Divested businesses/assets                                                  35,750         4,006
Other investments/advances to joint ventures                                  (286)      (17,092)
                                                                         ---------     ---------

Net Cash Used in Investing Activities                                     (210,912)     (133,464)

FINANCING ACTIVITIES:
Net proceeds from borrowing                                                204,656       120,785
Proceeds from sale of treasury stock                                           805         1,065
Purchase of shares of Common Stock for treasury                             (9,008)       (1,146)
Dividends paid                                                             (14,948)      (13,888)
                                                                         ---------     ---------

Net Cash Provided by Financing Activities                                  181,505       106,816

Increase In Cash and Cash Equivalents                                       11,298         3,719

Cash and Cash Equivalents at Beginning of Period                            14,990        11,113
                                                                         ---------     ---------

Cash and Cash Equivalents at End of Period                               $  26,288     $  14,832
                                                                         =========     =========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 30, 1999

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 30, 1999 are not necessarily indicative of the results that may be expected for the year ended October 29, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 30, 1998.

NOTE 2:  ACCOUNTS PAYABLE

Trade accounts payable include $14.1 million at July 30, 1999, $12.1 million at October 30, 1998 and $19.2 million at July 31, 1998 of issued checks which had not cleared the Company's bank accounts.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 30, 1999 - CONTINUED

NOTE 3:  ACQUISITIONS AND DIVESTITURES - CONTINUED

Effective February 26, 1999, the Company acquired the Dexter Corporation's worldwide packaging coatings product lines and its French industrial coatings subsidiary, Dexter SAS. Dexter packaging coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The actual allocation of the purchase price is preliminary and is subject to change based upon final valuations. The following unaudited pro forma combined capsule statement of income information for the nine months ended July 30, 1999 and July 31, 1998 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflects adjustments for interest expense, amortization of goodwill and depreciation of fixed assets. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of Valspar.

                          UNAUDITED PRO FORMA COMBINED
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                   -------------------------------------------

(Thousands of dollars,                      Nine months ended          Nine months ended
except per share data)                        July 30, 1999              July 31, 1998
                                            -----------------          -----------------

Net sales                                       $1,090,131                 $1,006,832

Net income                                          57,213                     48,693

Net income per share-basic                            1.32                       1.12

Net income per share-diluted                          1.30                       1.10

During the second quarter, the Company completed the sale of its marine and flexible packaging coatings businesses. These businesses had revenues of $25 million and $12 million, respectively, for the year ended October 30, 1998. Operating results from these businesses were not material to the results of operations reported for the three or nine-month periods ended July 30, 1999.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 30, 1999 - CONTINUED

NOTE 4:  RESTRUCTURING

During the second quarter of fiscal 1999 the Company's board approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million relates to employee termination benefits and $0.6 million relates to contract cancellation costs. As of July 30, 1999, costs totaling $1.7 million were charged against accrued expenses pertaining to the closure of former Dexter locations and workforce reductions.

Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations are reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized, $3.5 million relates to employee termination benefits, $3.1 million relates to contract and other program cancellation costs, and $1.0 million relates to recording assets to be disposed of at fair value. As of July 30, 1999, costs totaling $2.3 million were charged against accrued expenses pertaining to the closure of existing Valspar locations and workforce reductions. These plans contemplate a workforce reduction of worldwide headcount by 200.

Cash requirements of this restructuring plan are estimated to be $13.7 million and will primarily be expended over the next twelve months. In addition, the Company anticipates capital expenditures of approximately $4 million will be required over the next several months to upgrade certain production capabilities as a result of the restructuring.

NOTE 5:  COMPREHENSIVE INCOME

As of October 31, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Comprehensive income is comprised of net income and the components of other comprehensive income, which include foreign currency translation, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consists entirely of foreign currency translation adjustments of $43,000, ($272,000) and ($308,000) as of July 30, 1999, July 31, 1998, and October 30, 1998, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 30, 1999 - CONTINUED

NOTE 6:  NEW ACCOUNTING STANDARDS

The FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for defining operating segments and reporting certain information about such segments; and SFAS No. 132, "Employers' Disclosure about Pension and Other Post-retirement Benefits", which revised disclosure requirements relative to pension and other post-retirement benefits. Since these statements only affect financial statement information disclosures in interim and annual reports, the adoption of these standards will not affect the Company's financial condition or results of operations. The Company is continuing to evaluate the effect of these standards on its disclosures.

NOTE 7:  RECLASSIFICATION

Certain amounts in the 1998 financial statements have been reclassified to conform with the 1999 presentation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Operations: Net sales for the quarter increased 21.5% to $398,076,000 and 20.7% to $1,020,588,000 for the three and nine month periods ended July 30, 1999, respectively, over net sales for the comparable periods one year ago.

           Excluding the results of acquisitions and divestitures, net sales increased approximately 5 to 6% for the three-month period and nine-month period. The third quarter and year to date increases were driven by volume increases across all of the product lines. Due to the seasonal nature of the Company's business, sales for the quarter and nine-month period are not necessarily indicative of sales for the full year.

           Net income in the third quarter of 1999 increased 16.1% to $25,833,000 or diluted earnings per share of $.59. Year to date, net income increased by 13.5% to $57,994,000 or diluted earnings per share of $1.32. The increase for both periods was driven by the sales growth. The earnings in 1999 were affected by a $8,346,000 restructuring charge offset by gains from the sale of North American flexible packaging coatings business and the marine coatings business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

           The gross margin decreased from 30.9% to 30.3% during the third quarter and remained constant at 30.2% for the first nine months from the comparable periods last year. The gross margin decline resulted primarily from the Dexter acquisition, which currently generates margins lower than the Company's current and prior year margins from its other product lines.

           Operating expense (research and development, selling, and administrative) increased 18.3% to $73,522,000 (18.5% of net sales) in the third quarter of 1999 compared with $62,143,000 (19.0% of net sales) in the third quarter of 1998. Year to date operating expenses increased 20.8% to $200,237,000 (19.6% of net sales) compared with $165,774,000 (19.6% of net sales) for the same period last year. Excluding the results of acquisitions and divestitures, operating expenses increased approximately 7% for the three and nine-month periods ended July 30, 1999. The expense increase, excluding the results of acquisitions and divestitures, was primarily the result of additional advertising and promotional costs for large architectural coatings customers and additional selling expenses across all product lines.

           During the second quarter of fiscal 1999, the Company's board approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million relates to employee termination benefits and $0.6 million relates to contract cancellation costs. As of July 30, 1999, costs totaling $1.7 million were charged against accrued expenses pertaining to the closure of former Dexter locations and workforce reductions.

           Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations are reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized, $3.5 million relates to employee termination benefits, $3.1 million relates to contract and other program cancellation costs, and $1.0 million relates to recording assets to be disposed of at fair value. As of July 30, 1999, costs totaling $2.3 million were charged against accrued expenses pertaining to the closure of existing Valspar locations and workforce reductions. These plans contemplate a workforce reduction worldwide by 200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

           Cash requirements of this restructuring plan are estimated to be $13.7 million and will primarily be expended over the next twelve months. In addition, the Company anticipates capital expenditures of approximately $4 million will be required over the next several months to upgrade certain production capabilities as a result of the restructuring.

           Financial Condition: The net cash provided by the Company's operations was $40,705,000 for the first nine months of 1999, compared with $30,367,000 for the first nine months of 1998. The additional cash provided by operating activities was primarily the result of higher net income and non-cash changes. The cash provided by operating activities combined with $204,656,000 in proceeds from bank borrowings and proceeds from divested businesses of $35,750,000 were used to fund $229,761,000 of acquisitions and joint venture investments, $16,901,000 of capital expenditures, $9,008,000 in payments for share repurchases and $14,948,000 in dividend payments. Cash balances increased $11,298,000 during the first nine months with approximately $6,800,000 of the cash increase attributable to cash obtained with the Dexter acquisition.

           During the first nine months of 1999, accounts receivable increased $46,981,000 as sales volume increased. Inventory and other assets increased only $5,597,000 due to improved inventory management practices. Accounts payable and accrued liabilities increased $10,113,000 as a result of an increase in inventory levels and timing of payments. These comparisons exclude the impact of acquired or divested assets and liabilities.

           Capital expenditures for property, plant, and equipment were $16,901,000 in the first nine months of 1999, compared with $30,103,000 in the first nine months of 1998. The decrease in capital expenditures in 1999 was related to higher 1998 spending levels due to the construction of production capacity for the architectural coatings and resin product lines. Excluding the capital spending required to integrate the Dexter business, estimated at approximately $4,000,000 over several months, the Company anticipates spending levels for the remainder of 1999 to be somewhat higher than 1998 for the same period.

           The Company's total debt to capital ratio increased to 51.2% at the end of the third quarter from 35.7% at the close of fiscal 1998, with the increased debt ratio driven by the Dexter acquisition. The total debt to capital ratio as of July 31, 1998 was 42.1%. In May 1999, the Company filed a shelf registration statement covering up to $300 million in debt securities. The registration statement was declared effective in June 1999. The Company may sell debt securities of different series from time to time. The net proceeds from the sale of the debt securities, if any are sold, would be added to our general funds and could be used to:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

           repay bank debt; finance acquisitions of companies and other assets; and provide working capital. The Company believes its existing lines of credit as amended and expanded and access to credit facilities will be sufficient to meet its current and projected needs for financing.

           Year 2000 Readiness Disclosure: The Company is nearing completion of a company-wide project to prepare its business for the change in date from the year 1999 to 2000, the "Year 2000" issue. The scope of this project addresses (i) identifying and taking appropriate corrective action to remedy the Company's significant information technology
           (IT) systems, (ii) an assessment and remediation, as necessary, of non-IT equipment and systems with embedded computer chips, (iii) an evaluation of the Company's significant business partners to assess their "Year 2000" readiness, and (iv) business continuity planning to limit the impact of "Year 2000" disruptions should they occur.

           The Company has substantially completed the Year 2000 readiness program in North America. Throughout the remainder of the year, the Company will continue to update our understanding of the readiness of our suppliers and execute the precautionary action plans developed as part of business continuity planning efforts. Year 2000 readiness programs outside of North America are proceeding as planned and the Company expects global readiness efforts to be complete on or about September 30, 1999.

           As part of the "Year 2000" readiness project, the Company has been communicating and working with its significant business partners to minimize "Year 2000" risks and protect the Company and its customers from potential service interruptions. The Company has surveyed its key suppliers and customers to determine their "Year 2000" readiness and has identified potential critical "Year 2000" issues. The Company has either resolved those issues or developed contingency plans to the extent practicable. The inability of external parties to complete their "Year 2000" readiness in a timely fashion could materially impact the Company, including the risk of disruptions in raw materials supply, or in communications or electrical service.

           The company has expensed its "Year 2000" readiness costs as incurred and estimates the total cost for "Year 2000" readiness will be approximately $3.5 million, with $3.1 million of the costs incurred through July 30, 1999.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through long and short-term borrowings and denominates its business transactions in a variety of foreign currencies.

           Interest Rate Risk:

           The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. The impact of an increase in interest rates by 100 basis points (1%) from July 30, 1999 rates would not be material to the Company's net income. The Company currently does not hedge its exposure for this floating rate debt.

           Foreign Currency Risk:

           The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, France, Switzerland and Canada, this effect has not been material. A 10% adverse change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income. The Company does not currently hedge against the risk of exchange rate fluctuations.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS:

           During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any pending legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 30, 1998.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

           (b) On May 12, 1999, the registrant filed a report on Form 8-K/A providing required financial information that was not available on March 15, 1999, when the registrant filed its report on Form 8-K regarding the Company's acquisition of certain operations of Dexter Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE VALSPAR CORPORATION


Date:     September 13, 1999             By       /s/R. Engh
                                             -----------------------------------
                                                  R. Engh
                                                  Secretary


Date:     September 13, 1999             By       /s/P. C. Reyelts
                                             ----------------------------------
                                                  P. C. Reyelts
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)