Form 10-K405
period 1999-10-29
VALSPAR CORP
filed 2000-01-21
CIK 102741

Annual Report on Form 10-K

                             THE VALSPAR CORPORATION

                                October 29, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 29, 1999         Commission file number 1-3011
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

                                Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 31, 1999 was $982 million based on the closing sales price of $41.875 per share as reported on the New York Stock Exchange. As of such date 42,973,685 shares of Common Stock, $.50 par value per share (net of 10,347,627 shares in treasury) were outstanding.

                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

               Incorporated Documents                      Location in Form 10-K
               ----------------------                      ---------------------

1.  The Valspar Corporation Annual Report to                   Parts II and IV
    Stockholders for fiscal year ended October 29, 1999

2.  The Valspar Corporation Notice of 2000 Annual                  Part III
    Meeting of Stockholders and Proxy Statement to be
    filed with the Securities and Exchange Commission
    within 120 days of fiscal year ended October 29,
    1999

PART I

ITEM 1. BUSINESS

                                   DESCRIPTION

The Valspar Corporation (the "Company") is a multinational paint and coatings manufacturer that has two reportable segments: Coatings and Coating Intermediates. The Company manufactures and distributes a broad portfolio of coatings products. The Architectural, Automotive and Specialty ("AAS") product line includes interior and exterior decorative paints and aerosols, automotive and fleet refinish coatings and high performance floor coatings. The Packaging product line includes coatings and inks for rigid packaging containers. The Industrial product line includes decorative and protective coatings for metal, wood and plastic substrates. Coating Intermediates, primarily resins and colorants, are sold to the Company and to other coatings manufacturers.

The following table shows the net sales for these two operating segments for the past three fiscal years and the net sales for the product lines within the Coatings segment.

     Operating Segments                   1999           1998           1997
     ------------------                   ----           ----           ----

     Coatings                         $ 1,292,475    $ 1,074,416    $   946,311
     Coating Intermediates                145,725        126,843        113,102
                                      -----------    -----------    -----------
                                        1,438,200      1,201,259      1,059,413
     Intersegment Sales                   (50,523)       (46,125)       (42,142)
                                      -----------    -----------    -----------
     Total Net Sales - External         1,387,677      1,155,134      1,017,271
                                      -----------    -----------    -----------

     Coatings Segment Product Lines       1999           1998           1997
     ------------------------------       ----           ----           ----

     Architectural, Automotive
     and Specialty                        510,960        482,295        419,145
     Packaging                            452,846        319,653        299,383
     Industrial                           328,669        272,468        227,783
                                      -----------    -----------    -----------
                                        1,292,475      1,074,416        946,311

For additional financial information for the Company's operating segments, see
Note 11 to the Consolidated Financial Statements included in the 1999 Annual Report to Stockholders, incorporated by reference into this Form 10-K.

                        PRODUCTS AND DISTRIBUTION METHODS

The Company is engaged in the manufacture and distribution of paint and coatings in its COATINGS segment through the AAS, Packaging and Industrial product lines.

Within the AAS product line, the Company manufactures and markets a broad line of architectural products including interior and exterior paints, stains, primers, varnishes and specialty decorative products such as enamels, aerosols, sealers and faux finishes, primarily for the do-it-yourself market in the United States. Primary distribution channels for this product line are home centers, mass merchants, hardware wholesalers and independent dealers. The Company develops highly customized marketing programs for customers which enable them to differentiate their paint departments from those of competitors through point-of-purchase materials, labeling and product and color selection assistance. These programs include: branded product lines such as Valspar, Plasti-Kote, Colony, Magicolor and McCloskey; exclusive brands such as One & Only, Severe Weather, Enterprise, American Tradition and Decorative Effects; and private labels.

Within the AAS product line, the Company also manufactures and distributes, primarily in the United States, automotive and fleet refinish coatings marketed under the brand names Valspar and House of Kolor, as well as aerosol spray paints for automotive distributors and mass automotive retailers under the brand names Plasti-Kote, Tempo and Mr. Spray.

In 1998, the Company acquired Plasti-Kote Co., Inc., a manufacturer and distributor of aerosol spray paint with production facilities located in Medina, Ohio. As noted above, Plasti-Kote's broad range of branded and private label products are marketed within the AAS product line.

Specialty products within the AAS product line once included marine, maintenance, functional power and floor coatings. However, in 1997, the Company sold its maintenance coatings business and in 1998, the Company sold its functional powder business (powder coatings applied primarily to pipelines). In March 1999, the Company completed the sale of its marine coatings business. The Company continues to manufacture and market, primarily in the United States, high performance floor coatings for industrial and commercial use under the Valspar and Federal brand names. These products include specialty coatings and resurfacing coatings for concrete and wood floors.

The primary manufacturing plants for the AAS product line are located in Statesville, North Carolina; Tampa, Florida; Medina, Ohio; Chicago, Illinois; Wheeling, Illinois; Rockford, Illinois; Picayune, Mississippi; Grand Prairie, Texas; and Garland, Texas. In addition, in 1999, the Company opened a major distribution facility in Sacramento, California.

The Company's PACKAGING product line includes coatings and inks for rigid packaging, principally food containers and beverage cans. The Company is the largest global coatings supplier to the rigid packaging industry. Packaging coatings and inks for application to food and beverage can bodies and ends comprise the largest volume of sales in this line. The Company also produces coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures. These coatings are required to meet F.D.A., U.S.D.A. and other country-specific regulations.

In 1996, the Company opened a plant for the manufacture of packaging coatings in the People's Republic of China with the Company's Chinese joint venture partner. In 1996, the Company acquired the can coatings and metal decorating inks business of Coates Coatings. The first phase of the acquisition, completed in May 1996, included businesses in the UK, France, Norway, Spain, Germany, Australia and the U.S.A. The second phase, completed in January 1997, included businesses in Hong Kong and China. The Company completed the South Africa portion of the third phase in December

1997 by purchasing a 49% interest in a joint venture with Coates in South Africa. The Company expects to acquire the remaining 51% interest from Coates within the next two years. The Packaging product line expanded its operations to South America through the formation of a joint venture in June 1997 with Renner Herrmann, S.A., a leading Brazilian coatings manufacturer. In July 1998, the Company increased its ownership position from 49% to 51% of its Valspar Marlux joint venture in Mexico. In April 1998, the Company acquired Anzol Pty. Ltd., an Australian industrial and packaging coatings company based in Sydney, Australia. In February 1999, the Company acquired Dexter Corporation's worldwide Packaging coatings product line. Dexter was a worldwide supplier of beverage can, food can and specialty coatings to the packaging market. In April 1999, the Company completed the sale of its North American flexible packaging coatings business.

The primary manufacturing plants for the PACKAGING product line are located in Birmingham, Alabama; Carol Stream, Illinois; Covington, Georgia; Garland, Texas; Hayward, California; Pittsburgh, Pennsylvania; Rochester, Pennsylvania; West Hill, Ontario, Canada; Deeside, Wales; Durban, South Africa; Gruningen, Switzerland; Kaltbrunn, Switzerland; Machen, England; Melbourne, Australia; Mexico City, Mexico; Nantes, France; Sao Paulo, Brazil; Singapore; Sydney, Australia; Tokyo, Japan; Tournus, France; and XiXiang, China.

The Company's INDUSTRIAL product line includes decorative and protective coatings for metal, wood and plastic, primarily for distribution to original equipment manufacturers in North America and selected countries in Europe and Asia. Products include fillers, primers, stains and topcoats which are used by a wide range of customers, including the automotive parts, building products, railcar, appliance, office furniture, agricultural equipment, construction equipment and metal fabrication industries. The Company is also a leading U.S. supplier of coating systems which are used to coat coils of metal prior to fabrication into pre-engineered products such as buildings, doors, lighting fixtures and appliances. The Company uses a variety of coatings technologies to meet customer requirements, including electrodeposition, powder, high solids, water-borne and UV light-cured coatings.

During 1997, the Company acquired additional powder and general industrial business through a business exchange with Ameron International Corporation and entered into the mirror backing metals and coatings market by acquiring Sureguard, Incorporated and Hilemn Laboratories, Inc. With the acquisition of Anzol Pty. Ltd. in April 1998, the Industrial product line entered the Australian industrial market, specifically coil coatings and general industrial products, with full manufacturing capabilities. In February 1999, the Company acquired Dexter Corporation's Industrial Coatings subsidiary, Dexter SAS, located in Tournus, France, which supplies a variety of coatings to the European industrial market. In September 1999, the Company acquired the remaining 50% interest in Farboil Company held by its joint venture partner. Farboil Company is located in Baltimore, Maryland and produces decorative powder coatings.

The primary manufacturing plants for the INDUSTRIAL product line are located in Baltimore, Maryland; Fort Wayne, Indiana; Garland, Texas; High Point, North Carolina; Jackson, Tennessee; Kankakee, Illinois; West Hill, Ontario, Canada; Monterrey, Mexico; Tournus, France; and Singapore.

COATING INTERMEDIATES, which is the Company's other reportable segment, includes resins and colorants. These products are sold to the Company to support its AAS, Industrial and Packaging product lines, and they are also sold to external customers, such as other coatings manufacturers and building products manufacturers.

Resins, which act as binding agents for coatings, are manufactured primarily in the United States and sold throughout North America and in Western Europe. The Company offers a broad range of water-based and solvent-based resins, including water-based acrylics, styrene acrylics and polyvinylacetates for architectural and industrial coatings and building products, and solvent-based urethanes, alkyds, polyesters, co-polymers and acrylics for architectural, industrial, wood and coil coatings and building products.

The Company manufactures resins at its facilities in Los Angeles, California; Garland, Texas; Kankakee, Marengo and Rockford, Illinois; and Hagerstown, Maryland (the Hagerstown facility was acquired in May 1997 from Rust-Oleum Corporation, a subsidiary of RPM, Inc.). In December 1998, the Company's Dutch subsidiary, Forton B.V., acquired a majority interest in Dyflex B.V., a Netherlands producer of specialty water-based polymers.

Colorants are manufactured by the Company in the United States and sold throughout the Americas. The Company's water-based colorants are sold primarily to retail paint dealers and paint manufacturers to color architectural paint to customer specifications. The Company's solvent-based colorants are sold primarily to industrial coatings manufacturers.

The Company manufactures colorants at its facilities in Louisville, Kentucky and Rockford, Illinois.

The Company has formed various international joint ventures over the past several years. In the Mexican and Central American markets, the Company formed a joint venture in 1993 called Valspar-Marlux with Regio Empresas, a Mexican corporation. While the initial focus of the joint venture was to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings, during fiscal year 1996, the joint venture started manufacturing coatings products at its plant in Monterrey, Mexico. During 1998, the Company obtained a majority position of 51% in the joint venture. In 1999, the Dexter acquisition added a manufacturing facility in Mexico City, and the entire business in Mexico is now known as Valspar Mexico. Polycoat Powders Limited, a joint venture of the Company and The Goodlass Nerolac Paint Co., Ltd. in India, manufactures decorative powder coatings for the industrial coatings market in India. Another joint venture company was formed in Hong Kong in 1995 between the Company and China Merchants Hai Hong Holdings Co., Ltd. for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational at the beginning of the 1997 fiscal year and currently manufacturers and distributes the Company's packaging coatings products in China, Hong Kong and other Southeast Asian markets. The Company also acquired Coates' packaging coatings and metal decoration inks business in Hong Kong and Guangzhou during 1997 and Dexter's packaging coatings business in China during 1999, and consolidated these businesses with the Hong Kong joint venture. The Company formed a joint venture in 1997, called Valspar Renner, with Renner Herrmann S.A., a Brazilian company. Valspar Renner supplies packaging coatings and metal decoration inks to the South American market. As part of the Coates acquisition in December 1997, the Company acquired a 49% interest in a joint venture in South Africa. In 1999, as a part of the Dexter acquisition, the Company assumed Dexter's majority position with Plascon IPC, a South African company, in a packaging coatings joint venture. In 1999, the Company also assumed Dexter's majority position in a joint venture with Rock Paint, a Japanese company.

                                  RAW MATERIALS

Materials are procured from a number of suppliers. Many of these raw materials are petroleum-based derivatives, including olefin and natural gas derivatives, as well as mined products. Under normal conditions all of these materials are generally available on the open market, although prices and availability are subject to fluctuation from time to time.

                                     PATENTS

Although the Company licenses some technology, the Company's business is not materially dependent upon franchises, licenses or similar rights, or on any single patent or trademark or group of related patents or trademarks.

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally highest during the third quarter of the fiscal year. This seasonality is primarily due to the buying cycle in the AAS product line. During the first quarter, when sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term credit lines discussed in Note 6 of the Notes to Consolidated Financial Statements on pages 17 and 18 of Valspar's 1999 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 1999, the Company's sales to Lowe's Companies, Inc. exceeded 10% of consolidated net sales.

                        BACKLOG AND GOVERNMENT CONTRACTS

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profit or termination of contracts or subcontracts at the election of the government.

                                   COMPETITION

All aspects of the coatings business are highly competitive. The Company has many competitors in all areas of its business, some of which are larger and more well-capitalized than the Company.

Principal methods of competition for AAS products include price, consumer recognition, product innovation, product quality and rapid response to customer orders. The Company offers merchandising and promotion programs to its AAS customers to counter the extensive advertising programs of some of its competitors, and has maintained product recognition through high quality, well-designed products.

Principal methods of competition for Industrial and Packaging coatings product lines are technical capabilities for specific product formulation, ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new product concepts. The Company believes that its Industrial and Packaging coatings are competitive in these respects in the industries it serves. The markets for these coatings are increasingly global, and the Company is well positioned to serve the global markets.

Competitive factors in the Coating Intermediates product line for resins are product quality, rapid response to customer orders, technical assistance to the customer in product application, price and new product development. The competitive factors for sales of colorants and color systems include color design and range, product quality, compatibility with various types of paint bases, dealer merchandising assistance and price. The Company believes that it is competitive in these respects.

                            RESEARCH AND DEVELOPMENT

Research and development costs for fiscal 1999 were $44,091,000, representing a 11.5% increase over fiscal 1998 ($39,555,000). Fiscal 1998 costs increased 1.2% over those of fiscal 1997 ($39,099,000). Primary emphasis has been on emerging technologies in the Industrial and Packaging coatings product lines.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 1999, and capital expenditures for 2000 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 4,500 persons, approximately 675 of whom are members of unions.

                       FOREIGN OPERATIONS AND EXPORT SALES

The Company's foreign operations consist of a mixture of wholly-owned subsidiary companies, joint ventures and, to a decreasing extent, licensing arrangements. The market for Packaging coatings has become an increasingly global market. During 1996, the Company acquired the metal decorating and packaging coatings business of Coates Coatings to provide global support to the Company's customers. In 1999, the Company acquired the European industrial coatings business and the global packaging coatings business of the Dexter Corporation, adding several manufacturing operations throughout Europe and in Singapore. The Company's plant in West Hill, Ontario, Canada manufactures and distributes packaging, coil and general industrial coatings for the Canadian market. The Company now has wholly-owned subsidiaries in, among other countries, Australia, Brazil, Canada, France, Germany, Hong Kong, Norway, Singapore, Spain, Switzerland and the United Kingdom. Joint venture companies are now established in Brazil, China, Hong Kong, India, Japan, Mexico and South Africa. Greater emphasis is being placed on wholly-owned subsidiaries and majority-owned ventures to permit the Company to retain greater control over its technology, but licensing arrangements for the utilization of the Company's technologies in the fields of packaging coatings, colorants, coil coatings, general industrial coatings and architectural coatings continue in over fifty foreign countries. Export sales are

ITEM 2. PROPERTIES

increasing as the Company's products are being recognized in the global markets. During 1999, export sales represented approximately 5% of the Company's business.

The Company's principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at twenty-seven locations, primarily in Illinois, California, Texas and Pennsylvania, with one plant in West Hill, Ontario, Canada. Twenty-three plants with square footage of 2,900,000 are owned and four of the plants with square footage of 350,000 are leased. Manufacturing operations in Europe are conducted at seven locations with plants in the United Kingdom, France, Switzerland and Norway. The seven plants are owned with a combined square footage of 490,000. The Company owns two plants in Australia with a combined square footage of 150,000. The Company leases two plants in Singapore and one plant in both China and Mexico with a combined square footage of 95,000.

The Company considers that the principal properties and facilities owned or leased by it are adequately maintained, in good operating condition and are adequate for the purposes for which they are being used. Operating capacity varies by product line, but for most of the Company's product lines, additional productive capacity is available by increasing the number of shifts worked.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various claims relating to environmental and waste disposal matters at the sites of a number of current and former plants. The Company participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, the Company believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 1999 Annual Report to Stockholders incorporated by reference into this Form 10-K.

The Company is a defendant in a number of other legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged. The Company believes that these legal proceedings, individually and in the aggregate, will not have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 1999 to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in February 2000, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

       Name                Age      Position
       ----                ---      --------

Richard M. Rompala          53      Chairman since February 1998, Chief
                                    Executive Officer since October 1995 and
                                    President since March 1994

Larry B. Brandenburger      52      Vice President, Technology since October
                                    1989

Stephen M. Briggs           43      Senior Vice President, Architectural,
                                    Automotive and Specialty Coatings Products since November 1998

Rolf Engh                   46      Senior Vice President since November 1998
                                    and Secretary since April 1993

Steven L. Erdahl            47      Senior Vice President, Operations since
                                    November 1998

Joel C. Hart                52      Group Vice President, Automotive and
                                    International since November 1998

William L. Mansfield        51      Senior Vice President, Packaging and
                                    Industrial Coatings since November 1998

Paul C. Reyelts             53      Senior Vice President, Finance and Chief
                                    Financial Officer since November 1998

Robert T. Smith             53      Group Vice President, Industrial since
                                    November 1998

Thomas A. White             57      Vice President, Manufacturing since July
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

Prior to July 1995, Mr. White was Vice President, Manufacturing for Corimon Corporation since June 1994.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information in the section titled "Stock Information and Dividends" on pages 6 and 7 of Valspar's 1999 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 31, 1999 was 1,808.

The quarterly dividend declared December 15, 1999, which was paid January 14, 2000 to Common Stockholders of record December 31, 1999, was increased to 13(cents) per share.

ITEM 6. SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1995 through 1999 on pages 6 and 7 of Valspar's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 10 of Valspar's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 22 of Valspar's 1999 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 and 3 of Valspar's Proxy Statement dated January 21, 2000 is incorporated herein by reference. The information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of Valspar's Proxy Statement dated January 21, 2000 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 7 through 9 and the section titled "Director Compensation" on page 5 of Valspar's Proxy Statement dated January 21, 2000 is incorporated herein by reference. The information on pages 9 through 13 of Valspar's Proxy Statement dated January 21, 2000 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 14 and 15 of Valspar's Proxy Statement dated January 21, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 6 of Valspar's Proxy Statement dated January 21, 2000 is incorporated herein by reference.

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

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended October 29, 1999.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  The following exhibits are filed as part of this report.

     Exhibit
     No.                                Description
     ---------------------------------------------------------------------------

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

     10(a)(l)     THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

     10(b)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

     10(c)(2)     THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

     10(d)* THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN--as amended to and including September 20, 1999**

     10(e)(3)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

     10(f)* THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended to and including October 20, 1999**

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

     10(m)+       MASTER TOLLING AGREEMENT

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

     Exhibit
     No.                                Description
     ---------------------------------------------------------------------------

     10(n)+ SALE AND PURCHASE OF ASSETS AGREEMENT BETWEEN CARGILL, INCORPORATED AND McWHORTER, INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

     10(o)+ AGREEMENT CONTAINING CONSENT ORDER EXECUTED AS OF SEPTEMBER 30, 1993 BY THE FEDERAL TRADE COMMISSION, THE VALSPAR CORPORATION AND McWHORTER, INC.

     10(p)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

     10(q)(6) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

     10(r)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK N.A.

     10(s)(9) DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT BETWEEN DEXTER CORPORATION AND THE REGISTRANT MADE AND ENTERED INTO AS OF AUGUST 21, 1998, AS AMENDED BY THE FIRST AMENDMENT TO DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT DATED FEBRUARY 26, 1999 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

     13* 1999 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

     21*          Subsidiaries of the Registrant

     23(a)*       Consent of Independent Auditors--Ernst & Young LLP

     23(b)*       Consent of Independent Auditors--Deloitte & Touche LLP

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

     Exhibit
     No.                                Description
     ---------------------------------------------------------------------------

     99(a)* Financial Statements for the Years Ended October 29, 1999 and October 30, 1998 and Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

     99(b)* Financial Statements for the Years Ended October 29, 1999 and October 30, 1998 and Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

     99(c)* Financial Statements for the Years Ended October 29, 1999 and October 30, 1998 and Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

     27 Financial Data Schedule (submitted in electronic format for use of Commission only)

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

     (4)  As filed with Form 10-K for the period ended October 30, 1992.

     (5) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

     (6) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

     (7)  As filed with Form 10-K for the period ended October 31, 1997.

     (8)  As filed with Form 10-K for the period ended October 30, 1998

     (9) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 15, 1999 and with Form 8-K/A filed on May 12, 1999.

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

     Portions of the 2000 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)  See page F-2 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE VALSPAR CORPORATION


                                              /s/ Rolf Engh 01-20-00
                                              ----------------------------------
                                              Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Richard M. Rompala  01-20-00              /s/ Susan S. Boren  01-20-00
----------------------------------            ----------------------------------
Richard M. Rompala, Director                  Susan S. Boren, Director
Chairman, President and Chief Executive
Officer (principal executive officer)         /s/ Jeffrey H. Curler  01-20-00
                                              ----------------------------------
/s/ Paul C. Reyelts  01-20-00                 Jeffrey H. Curler, Director
----------------------------------
Paul C. Reyelts, Senior Vice President,       /s/ Charles W. Gaillard  01-20-00
Finance and Chief Financial Officer           ----------------------------------
(principal financial officer)                 Charles W. Gaillard, Director

/s/ Kathleen P. Pepski  01-20-00              /s/ Thomas R. McBurney  01-20-00
----------------------------------            ----------------------------------
Kathleen P. Pepski, Vice President and        Thomas R. McBurney, Director
Controller (principal accounting officer)
                                              /s/ Kendrick B. Melrose  01-20-00
                                              ----------------------------------
                                              Kendrick B. Melrose, Director


                                              ----------------------------------
                                              Gregory R. Palen, Director


                                              ----------------------------------
                                              Lawrence Perlman, Director

                                              /s/ Edward B. Pollak  01-20-00
                                              ----------------------------------
                                              Edward B. Pollak, Director

                                              /s/ Michael P. Sullivan  01-20-00
                                              ----------------------------------
                                              Michael P. Sullivan, Director


                                              ----------------------------------
                                              C. Angus Wurtele, Director

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 29, 1999

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota

                             The Valspar Corporation

                Form 10-K - Item 14(a)(1) and (2) and Item 14(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 29, 1999:

                                                                     Pages in
                                                                   Annual Report
                                                                   -------------

Report of Independent Auditors ......................................    23

Financial Statements:

  Consolidated Balance Sheets--October 29, 1999 and October 30,
    1998 ............................................................    11
  Consolidated Statements of Income--Years ended October 29, 1999,
    October 30, 1998 and October 31, 1997 ...........................    12
  Consolidated Statements of Changes in Stockholders' Equity--Years
    Ended October 29, 1999, October 30, 1998 and October 31, 1997 ...    13
  Consolidated Statements of Cash Flows--Years ended October 29,
    1999, October 30, 1998 and October 31, 1997 .....................    14
  Notes to Consolidated Financial Statements ........................  15 - 22

Selected Quarterly Financial Data (Unaudited) .......................    22

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

  Years ended October 29, 1999, October 30, 1998 and October 31, 1997

Schedule                                                                 Page
--------                                                                 ----

  II  Valuation and Qualifying Accounts and Reserves ................    F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                             The Valspar Corporation

           Schedule II--Valuation and Qualifying Accounts and Reserves

-------------------------------------  --------------  ------------  -------------------  --------------  ----------------
               COL. A                      COL. B         COL. C           COL. C             COL. D            COL. E
-------------------------------------  --------------  ------------  -------------------  --------------  ----------------
                                                                   Additions
                                                       ---------------------------------
                                                            (1)             (2)
                                         Balance at     Charged to    Charged to Other
                                        Beginning of    Expense or       Accounts--        Deductions--    Balance at End
             Description                  Period         (Income)         Describe           Describe         of Period
-------------------------------------  --------------  ------------  -------------------  --------------  ----------------
Reserves and allowances deducted
  from asset accounts
    Allowance for doubtful accounts:

      Year ended October 29, 1999         $1,464,000     $1,937,000    $2,606,000 (3)     $1,355,000 (1)      $4,801,000
                                                                                            (149,000)(2)

      Year ended October 30, 1998          1,364,000      2,099,000                        2,436,000 (1)       1,464,000
                                                                                            (437,000)(2)

      Year ended October 31, 1997          1,260,000      1,101,000                        1,130,000 (1)       1,364,000
                                                                                            (133,000)(2)

(1)  Uncollectible accounts written off.

(2)  Recoveries on accounts previously written off.

(3) Consists principally of amounts relating to businesses acquired and foreign currency translation adjustments.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

     Exhibit
     No.                                Description
     ---------------------------------------------------------------------------

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

     10(a)(l)     THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

     10(b)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

     10(c)(2)     THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

     10(d)* THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN-- as amended to and including September 20, 1999**

     10(e)(3)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

     10(f)* THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as amended to and including October 20, 1999**

     10(g)(7) THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS**

     10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN--as amended August 19, 1997**

     10(i)(4)     THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

     10(j)+       DISTRIBUTION AGREEMENT REGARDING McWHORTER SPIN-OFF

     10(k)+       ENVIRONMENTAL MATTERS AGREEMENT

     10(l)+       TECHNOLOGY LICENSE AGREEMENT

     10(m)+       MASTER TOLLING AGREEMENT

     10(n)+ SALE AND PURCHASE OF ASSETS AGREEMENT BETWEEN CARGILL, INCORPORATED AND McWHORTER, INC. DATED AS OF MAY 19, 1993, AS SUBSEQUENTLY MODIFIED AND AMENDED

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

     Exhibit
     No.                                Description
     ---------------------------------------------------------------------------

     10(o)+ AGREEMENT CONTAINING CONSENT ORDER EXECUTED AS OF SEPTEMBER 30, 1993 BY THE FEDERAL TRADE COMMISSION, THE VALSPAR CORPORATION AND McWHORTER, INC.

     10(p)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

     10(q)(6) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

     10(r)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK N.A.

     10(s)(9) DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT BETWEEN DEXTER CORPORATION AND THE REGISTRANT MADE AND ENTERED INTO AS OF AUGUST 21, 1998, AS AMENDED BY THE FIRST AMENDMENT TO DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT DATED FEBRUARY 26, 1999 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

     13* 1999 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

     21*          Subsidiaries of the Registrant

     23(a)*       Consent of Independent Auditors--Ernst & Young LLP

     23(b)*       Consent of Independent Auditors--Deloitte & Touche LLP

     99(a)* Financial Statements for the Years Ended October 29, 1999 and October 30, 1998 and Independent Auditors' Report--Valspar Stock Ownership Trust for Salaried Employees

     99(b)* Financial Statements for the Years Ended October 29, 1999 and October 30, 1998 and Independent Auditors' Report--Valspar Stock Ownership Trust for Hourly Employees

     99(c)* Financial Statements for the Years Ended October 29, 1999 and October 30, 1998 and Independent Auditors' Report--Valspar Profit Sharing Retirement Plan

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

     Exhibit
     No.                                Description
     ---------------------------------------------------------------------------

     27 Financial Data Schedule (submitted in electronic format for use of Commission only)

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

     (4)  As filed with Form 10-K for the period ended October 30, 1992.

     (5) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

     (6) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

     (7)  As filed with Form 10-K for the period ended October 31, 1997.

     (8)  As filed with Form 10-K for the period ended October 30, 1998

     (9) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 15, 1999 and with Form 8-K/A filed on May 12, 1999.

     *    As filed with this Form 10-K.

     ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

     + Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.11, 10.12, 10.13, 10.14 and 10.15, respectively, to Form S-1
          Registration Statement of McWhorter (Commission File No. 33-75726), as declared effective on April 4, 1994.