Form 10-Q
period 2000-01-28
VALSPAR CORP
filed 2000-03-13
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Three Months                                             Commission File
Ended January 28, 2000                                            Number: 1-3011




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

As of February 28, 2000, The Valspar Corporation had 42,730,278 shares of common stock outstanding, excluding 10,591,034 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 28, 2000


PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - January 28,
          2000, January 29, 1999 and October 29,1999................     2 & 3

         Condensed Consolidated Statements of Income - Three
          months ended January 28, 2000 and January 29, 1999........       4

         Condensed Consolidated Statements of Cash Flows - Three
          months ended January 28, 2000 and January 29, 1999........       5

         Notes to Condensed Consolidated Financial Statements -
          January 28, 2000..........................................     6 - 9

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................    9 - 11

Item 3.  Quantitative and Qualitative Disclosures about Market
          Risk......................................................   11 & 12


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................      12

Item 6.  Exhibits and Reports on Form 8-K...........................      12


SIGNATURES..........................................................      13

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                             January 28,     January 29,     October 29,
                                                 2000           1999            1999
                                             -----------     -----------     -----------
                                             (Unaudited)     (Unaudited)        (Note)
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents                 $    27,605     $    12,480     $    33,189

   Accounts receivable less allowance
     (1/28/00 - $5,306; 1/29/99 -
     $1,850; 10/29/99 - $4,801)                  254,969         216,509         260,663

   Inventories:
     Manufactured products                       114,533         111,828         115,585
     Raw materials, supplies and work-in-
       process                                    52,120          30,411          47,069
                                             -----------     -----------     -----------
                                                 166,653         142,239         162,654

   Other current assets                           57,855          55,675          58,422
                                             -----------     -----------     -----------

   TOTAL CURRENT ASSETS                          507,082         426,903         514,928

GOODWILL, NET                                    215,828          95,916         218,668

OTHER ASSETS, NET                                 66,315          52,717          64,991

PROPERTY, PLANT AND EQUIPMENT                    533,646         443,526         533,222
  Less allowance for depreciation               (228,791)       (198,772)       (221,089)
                                             -----------     -----------     -----------
                                                 304,855         244,754         312,133
                                             -----------     -----------     -----------

                                             $ 1,094,080     $   820,290     $ 1,110,720
                                             ===========     ===========     ===========


Note: The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                           January 28,    January 29,     October 29,
                                              2000           1999            1999
                                           -----------    -----------     -----------
                                           (Unaudited)    (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                  $    50,961    $    73,715     $    53,899
   Trade accounts payable                      139,497        121,154         154,312
   Income taxes                                 19,909         10,810          21,862
   Accrued liabilities                         120,972         87,249         144,639
                                           -----------    -----------     -----------

      TOTAL CURRENT LIABILITIES                331,339        292,928         374,712

LONG-TERM DEBT                                 316,734        151,120         298,874

DEFERRED LIABILITIES                            43,625         28,146          43,378

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value-$.50;
    Authorized 120,000,000 shares;
    Shares issued, including shares in
    treasury-53,321,312 shares)                 26,660         26,660          26,660

   Additional paid-in capital                   32,347         27,662          28,896

   Retained earnings                           435,241        371,697         429,397

   Other                                         2,250         (2,058)          1,997
                                           -----------    -----------     -----------
                                               496,498        423,961         486,950

   Less cost of Common Stock in
    treasury (1/28/00 - 10,258,334
    shares; 1/29/99 - 9,823,797 shares;
    10/29/99 - 10,337,999 shares)               94,116         75,865          93,194
                                           -----------    -----------     -----------
                                               402,382        348,096         393,756
                                           -----------    -----------     -----------

                                           $ 1,094,080    $   820,290     $ 1,110,720
                                           ===========    ===========     ===========

Note: The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                           January 28,     January 29,
                                                              2000            1999
                                                          ------------    ------------
Net sales                                                 $    323,671    $    265,810

Costs and expenses:

   Cost of sales                                               231,230         190,471

   Research and development                                     11,749           9,509

   Selling and administration                                   56,704          47,132
                                                          ------------    ------------

Income from Operations                                          23,988          18,698

   Interest expense                                              4,903           3,154

   Other (income)/expense - net                                    231            (450)
                                                          ------------    ------------

Income before income taxes                                      18,854          15,994

Income taxes                                                     7,399           6,278
                                                          ------------    ------------

Net income                                                $     11,455    $      9,716
                                                          ============    ============

Net income per common share - basic                       $       0.27    $       0.22
                                                          ============    ============
Net income per common share - diluted                     $       0.26    $       0.22
                                                          ============    ============

Average number of common shares
 outstanding - basic                                        42,993,438      43,443,304
             - diluted                                      43,687,208      43,974,006

Dividends paid per common share                           $      0.130    $      0.115

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

                                                                       THREE MONTHS ENDED
                                                                 -----------------------------
                                                                  January 28,      January 29,
                                                                     2000             1999
                                                                 ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                    $     11,455     $      9,716
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                                 12,339            8,541
         Increase (decrease) in cash due to changes in net
            operating assets, net of effects of acquired
            businesses:
               Accounts and notes receivable                            5,694           (4,222)
               Inventories and prepaid assets                          (3,433)            (373)
               Trade accounts payable and accrued liabilities         (32,923)         (25,964)
               Income taxes payable                                    (1,953)           3,897
               Other deferred liabilities                                 247             (863)
         Other                                                            142           (1,865)
                                                                 ------------     ------------

   Net Cash Used In Operating Activities                               (8,432)         (11,133)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (4,753)          (7,408)
   Acquired businesses/assets, net of cash                                  0          (15,200)
   Other investments/advances to joint ventures                        (1,282)             150
                                                                 ------------     ------------

   Net Cash Used In Investing Activities                               (6,035)         (22,458)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                        14,922           35,697
   Proceeds from sale of treasury stock                                   356              377
   Purchase of shares of Common Stock for treasury                       (784)               0
   Dividends paid                                                      (5,611)          (4,993)
                                                                 ------------     ------------

   Net Cash Provided By Financing Activities                            8,883           31,081

Decrease in Cash and Cash Equivalents                                  (5,584)          (2,510)

Cash and Cash Equivalents at Beginning of Period                       33,189           14,990
                                                                 ------------     ------------

Cash and Cash Equivalents at End of Period                       $     27,605     $     12,480
                                                                 ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2000

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 28, 2000 are not necessarily indicative of the results that may be expected for the year ended October 27, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 29, 1999.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable include $17.7 million at January 28, 2000, $19.8 million at October 29, 1999 and $18.9 million at January 29, 1999 of issued checks which had not cleared the Company's bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

Effective December 17, 1998, the Company acquired a majority interest in Dyflex Polymers. Dyflex is a Netherlands producer of specialty water-based polymers. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

Effective February 26, 1999, the Company acquired the Dexter Corporation's worldwide packaging coatings product lines and its French industrial coatings subsidiary, Dexter SAS. Dexter packaging coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The following unaudited pro forma statement of income information for the three months ended January 29, 1999 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the period presented. The following pro forma data reflects adjustments for interest expense, amortization of goodwill and depreciation of fixed assets. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of Valspar.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2000 - CONTINUED

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

                                                       Three Months Ended
    (Dollars in thousands, except per share data)       January 29, 1999
                                                       ------------------

    Net sales                                              $ 316,756
    Net income                                                 9,141
    Net income per share-basic                                   .21
    Net income per share-diluted                                 .21

Effective September 30, 1999, the Company acquired the 50% interest in Farboil Company held by its joint venture partner. Farboil Company, located in Baltimore, Maryland, produces decorative powder coatings with annual revenues of $17 million. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition has not been presented as the impact on reported results is not material.

During the second quarter of fiscal 1999, the Company completed the sale of its marine and flexible packaging coatings businesses. These businesses had revenues of $25 million and $12 million, respectively, for the year ended October 30, 1998. Operating results from these businesses were not material to the results of operations reported for the three month periods ended January 28, 2000 and January 29, 1999.

NOTE 4: RESTRUCTURING

During the second quarter of fiscal 1999 the Company's board approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million relates to employee termination benefits and $0.6 million relates to contract cancellation costs. As of January 28, 2000, costs totaling $4.1 million have been charged against accrued expenses pertaining to the closure of former Dexter locations and workforce reductions.

Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations were reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized, $3.5 million relates to employee termination benefits, $3.1 million relates to contract and other program cancellation costs, and $1.0 million relates to recording assets to

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2000 - CONTINUED

be disposed of at fair value. As of January 28, 2000, costs totaling $4.7 million have been charged against accrued expenses pertaining to the closure of existing Valspar locations and workforce reductions.

These plans contemplate a reduction of worldwide headcount of approximately 200. Cash requirements of this restructuring plan are estimated to be $13.7 million with $7.5 million spent through the first quarter of fiscal 2000 and the remainder to be expended during fiscal 2000.

NOTE 5: COMPREHENSIVE INCOME

As of October 31, 1998, the company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net income or shareholders' equity. Comprehensive income is comprised of net income and the components of other comprehensive income, which include foreign currency translation, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consists entirely of foreign currency translation adjustments of ($4,004,000), ($4,679,000) and $229,000 as of January 28, 2000, October 29, 1999 and January 29, 1999, respectively.

NOTE 6: SEGMENT INFORMATION

Effective October 29, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131); "Disclosures about Segments of an Enterprise and Related Information." Net sales and earnings before interest expense and income taxes (EBIT) for the operating segments are as follows:

(Dollars in thousands)                      Three Months Ended
                                  January 28, 2000      January 29, 1999
                                  ----------------      ----------------
Net sales
  Coatings                           $ 303,704              $ 248,900
  Coating Intermediates                 30,073                 28,432
                                     ---------              ---------
                                       333,777                277,332
Intersegment sales                     (10,106)               (11,522)
                                     ---------              ---------
Total net sales                        323,671                265,810
                                     ---------              ---------
EBIT:
  Coatings                              28,927                 22,487
  Coating Intermediates                  2,587                  2,721
                                     ---------              ---------
                                        31,514                 25,208
  Corporate                             (7,757)                (6,060)
                                     ---------              ---------
Total EBIT                              23,767                 19,148
                                     ---------              ---------

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2000 - CONTINUED

NOTE 7: NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, which will be effective for the Company's fiscal year 2001, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on its financial statements.

NOTE 8: RECLASSIFICATION

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 21.8% to $323,671,000 from $265,810,000 in 1999. Core business growth was approximately 5.5%, with the impact of acquisitions and divestitures accounting for 17.8% growth and foreign currency translation accounting for a 1.5% reduction in sales reported for the quarter. The growth in sales, excluding acquisitions and divestitures, was primarily driven by volume increases in the Industrial and Packaging Coatings product lines and the Coatings Intermediates segment. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

The gross profit margin increased to 28.6% in the first quarter of 2000 from 28.3% in the first quarter of 1999. The higher margin was attributable to improved efficiency from the international locations as production is rationalized following the Dexter acquisition, delayed cost increases on key raw materials and selected price increases on certain manufactured products. Given the current petroleum price outlook, the Company anticipates it will incur cost increases for key raw materials, particularly petroleum-based raw materials, which may put pressure on gross profit margins.

Operating expenses (research and development, selling and administrative) increased 20.8% to $68,453,000 (21.1% of net sales) in the first quarter of 2000 compared to $56,641,000 (21.3% of net sales) in 1999. Excluding the impact of acquisitions and divestitures, operating expenses increased approximately 4%. This increase was primarily attributable to higher promotional and advertising expenditures to support the Architectural, Automotive, and Specialty (AAS) product line of the Coatings segment.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense increased to $4,903,000 in the first quarter of 2000 from $3,154,000 in 1999 due to higher debt levels resulting from the Dexter acquisition.

Net income in the first quarter of 2000 increased 17.9% to $11,455,000 or $.26 per diluted share, primarily driven by higher sales levels.

Financial Condition: The net cash used by the Company's operations was $8,432,000 for the first three months of 2000, compared with $11,133,000 for the first three months of 1999. The operating cash flow improvement in the first quarter of 2000 was due to the higher earnings as well as increased depreciation and amortization resulting from the Dexter acquisition. During the first quarter of 2000, $14,922,000 in proceeds from bank borrowings were used to fund $4,753,000 in capital expenditures, $1,282,000 net joint venture and other investments, $5,611,000 in dividend payments and $784,000 in treasury stock repurchases.

Accounts receivable decreased $5,694,000 as higher year-end balances resulting from fourth quarter sales were collected. Inventories and other assets increased only $3,433,000 as a result of tighter inventory controls, primarily within the AAS product line of the Coatings segment. Accounts payable and accrued liabilities decreased $32,923,000 primarily as a result of payment of various year-end accruals.

Capital expenditures for property, plant and equipment were $4,753,000 in the first three months of 2000, compared with $7,408,000 in the first three months of 1999. The decrease in capital expenditures in 2000 was related to tight spending controls, although the Company anticipates capital spending in fiscal 2000 to be somewhat higher than 1999 spending levels as the Company moves and upgrades equipment to support the plant and production restructuring actions resulting from the Dexter acquisition. In addition, the Company has a $3,800,000 commitment to acquire the building occupied by the Farboil business.

The ratio of total debt to capital increased to 47.8% at the end of first quarter of 2000 from 47.3% at the close of fiscal 1999. The total debt to capital ratio as of January 29, 1999 was 39.2%. The Company believes its existing lines of credit and access to credit facilities will be sufficient to meet its current and projected needs for financing.

Impact of Year 2000: In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in critical information technology (IT) and non-IT systems and believes those systems successfully responded to the Year 2000 date change. The company expensed its Year 2000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

readiness costs as incurred. The total costs expensed over the last two years were approximately $3,500,000. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company, that could cause actual results to differ materially from such statements. These uncertainties and other factors include such things as: dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect paint and coatings sales; increases in costs of key raw materials, particularly petroleum-based raw materials; exposure to market risk from changes in interest rates and foreign currency exchange rates; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates since it funds its operations through long and short-term borrowings and denominates its business transactions in a variety of foreign currencies.

Interest Rate Risk:

The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. The impact of an increase in interest rates by 100 basis points (1%) from January 28, 2000 rates would not be material to the Company's net income. The Company currently does not hedge its exposure for this floating rate debt.

Foreign Currency Risk:

The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of the Company's foreign operations are in countries with fairly stable currencies, such as the United Kingdom, France, Switzerland and Canada, this effect has not been material. A 10% adverse change in foreign currency exchange rates would not have resulted in a material impact on the Company's net income. The Company does not currently hedge against the risk of exchange rate fluctuations, however, it has reduced its exposure by borrowing funds in local currencies.


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 29, 1999.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

(b) The registrant did not file any reports on Form 8-K during the three months ended January 28, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE VALSPAR CORPORATION


Date:    March 13, 2000                By  /s/ Rolf Engh
                                           -------------------------------------
                                           R. Engh
                                           Secretary


Date:    March 13, 2000                By  /s/ P. C. Reyelts
                                           -------------------------------------
                                           P. C. Reyelts
                                           Sr. Vice President, Finance
                                           (Chief Financial Officer)