Form 10-Q
period 2000-04-28
VALSPAR CORP
filed 2000-06-12
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Six Months                                               Commission File
Ended April 28, 2000                                              Number: 1-3011



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

As of May 31, 2000, The Valspar Corporation had 42,662,004 shares of common stock outstanding, excluding 10,659,308 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                      for the Quarter Ended April 28, 2000


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - April 28, 2000,
          April 30, 1999 and October 29, 1999...........................   2 & 3

         Condensed Consolidated Statements of Income - Three months
          and six months ended April 28, 2000 and April 30, 1999........     4

         Condensed Consolidated Statements of Cash Flows - Six months
          ended April 28, 2000 and April 30, 1999.......................     5

         Notes to Condensed Consolidated Financial Statements -
          April 28, 2000................................................   6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................  9 - 11

Item 3.  Quantitative and Qualitative Disclosure about Market
          Risk ......................................................... 11 & 12


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings..............................................   12

Item 2   Changes in Securities.......................................... 12 - 14

Item 4.  Submission of Matters to a Vote of Security Holders............ 14 & 15

Item 6.  Exhibits and Reports on Form 8-K...............................   15

SIGNATURES .............................................................   16
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                          April 28,        April 30,       October 29,
                                            2000             1999             1999
                                        ------------     ------------     ------------
                                         (Unaudited)      (Unaudited)        (Note)
ASSETS

CURRENT ASSETS:

  Cash and cash equivalents             $     24,672     $     27,396     $     33,189

  Accounts receivable less allowance
   (4/28/00-$5,645; 4/30/99-
   $4,643; 10/29/99-$4,801)                  288,446          278,460          260,663

  Inventories:
   Manufactured products                     115,160          123,329          115,585
   Raw materials, supplies and work-
     in-process                               49,743           37,842           47,069
                                        ------------     ------------     ------------
                                             164,903          161,171          162,654
  Other current assets                        54,134           62,545           58,422
                                        ------------     ------------     ------------

    TOTAL CURRENT ASSETS                     532,155          529,572          514,928

GOODWILL, NET                                215,600          201,413          218,668

OTHER ASSETS, NET                             73,834           82,175           64,991

PROPERTY, PLANT AND EQUIPMENT                536,533          505,644          533,222
  Less allowance for depreciation           (233,806)        (203,259)        (221,089)
                                        ------------     ------------     ------------
                                             302,727          302,385          312,133
                                        ------------     ------------     ------------

                                        $  1,124,316     $  1,115,545     $  1,110,720
                                        ============     ============     ============


Note: The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                         April 28,      April 30,     October 29,
                                            2000          1999           1999
                                        -----------    -----------    -----------
                                        (Unaudited)    (Unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Notes payable to banks                $    47,459    $    57,994    $    53,899
  Trade accounts payable                    154,599        167,937        154,312
  Income taxes                               22,655         11,245         21,862
  Accrued liabilities                       124,472        120,219        144,639
                                        -----------    -----------    -----------
     TOTAL CURRENT LIABILITIES              349,185        357,395        374,712

LONG TERM DEBT                              324,775        354,670        298,874

DEFERRED LIABILITIES                         41,100         42,932         43,378

STOCKHOLDERS' EQUITY:
  Common Stock (Par value - $.50;
  Authorized - 120,000,000 shares;
  Shares issued, including shares in
  treasury - 53,321,312 shares)              26,660         26,660         26,660

  Additional paid-in capital                 32,881         27,791         28,896

  Retained earnings                         454,256        390,260        429,397

  Other                                       2,280            762          1,997
                                        -----------    -----------    -----------
                                            516,077        445,473        486,950

  Less cost of common stock in
  treasury (4/28/00-10,635,352
  shares; 4/30/99-10,102,690 shares;
  10/29/99-10,337,999 shares)               106,821         84,925         93,194
                                        -----------    -----------    -----------
                                            409,256        360,548        393,756
                                        -----------    -----------    -----------

                                        $ 1,124,316    $ 1,115,545    $ 1,110,720
                                        ===========    ===========    ===========


Note: The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                   -----------------------------     -----------------------------
                                     April 28,        April 30,        April 28,        April 30,
                                       2000             1999             2000             1999
                                   ------------     ------------     ------------     ------------
Net sales                          $    392,780     $    356,702     $    716,451     $    622,512

Costs and expenses:

  Cost of sales                         272,755          244,734          503,985          435,205

  Research and development               11,806           11,350           23,555           20,859

  Selling and administration             62,411           58,724          119,115          105,856

  Restructuring charge                   (1,200)           8,346           (1,200)           8,346
                                   ------------     ------------     ------------     ------------

Income from Operations                   47,008           33,548           70,996           52,246

  Interest expense                        5,606            5,512           10,509            8,666

  Other expense/( income) - net            (113)          (8,871)             118           (9,321)
                                   ------------     ------------     ------------     ------------

Income before income taxes               41,515           36,907           60,369           52,901

Income taxes                             16,144           14,463           23,543           20,741
                                   ------------     ------------     ------------     ------------

Net income                         $     25,371     $     22,444     $     36,826     $     32,160
                                   ============     ============     ============     ============

Net income per common share -
basic                              $       0.59     $       0.52     $       0.86     $       0.74
                                   ============     ============     ============     ============

Net income per common share -
diluted                            $       0.59     $       0.51     $       0.85     $       0.73
                                   ============     ============     ============     ============

Average number of common
shares outstanding - basic           42,734,764       43,360,950       42,863,221       43,402,127
                                   ============     ============     ============     ============
                   - diluted         43,256,793       43,842,486       43,476,474       43,908,385
                                   ============     ============     ============     ============

Dividends paid per common share    $      0.130     $      0.115     $      0.260     $      0.230
                                   ============     ============     ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                 SIX MONTHS ENDED
                                                        April 28, 2000     April 30,1999
                                                        --------------     -------------
OPERATING ACTIVITIES:
  Net income                                               $    36,827       $    32,160
  Adjustments to reconcile net income to net
   cash provided by operating activities:
       Restructuring charges                                    (1,200)            8,346
       Depreciation and amortization                            24,888            17,322
       Gains on sales of assets                                                  (10,520)
       Increase (decrease) in cash due to changes in
        net operating assets, net of effects of
        acquired businesses:
             Accounts and notes receivable                     (27,783)          (33,858)
             Inventories and prepaid assets                      2,039            (7,499)
             Trade accounts payable and
              accrued liabilities                              (12,659)            6,756
             Income taxes payable                                  793             4,170
             Other deferred liabilities                         (2,150)            1,109
       Other                                                    (2,924)           (4,468)
                                                           -----------       -----------

  Net Cash Provided By Operating Activities                     17,831            13,518

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                   (11,939)          (11,772)
  Acquired businesses/assets, net of cash                       (3,935)         (229,475)
  Divested businesses/assets                                                      35,750
  Other investments/advances to joint ventures                  (5,892)             (128)
                                                           -----------       -----------

  Net Cash Used In Investing Activities                        (21,766)         (205,625)

FINANCING ACTIVITIES:
  Net proceeds from borrowing                                   19,461           222,876
  Proceeds from sale of treasury stock                           1,004               589
  Purchase of shares of Common Stock for treasury              (13,891)           (9,008)
  Dividends paid                                               (11,156)           (9,944)
                                                           -----------       -----------

  Net Cash (Used in)/Provided by Financing Activities           (4,582)          204,513

(Decrease)/Increase In Cash and Cash Equivalents                (8,517)           12,406

Cash and Cash Equivalents at Beginning of Period                33,189            14,990
                                                           -----------       -----------

Cash and Cash Equivalents at End of Period                 $    24,672       $    27,396
                                                           ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2000

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 28, 2000 are not necessarily indicative of the results that may be expected for the year ended October 27, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 29, 1999.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable include $24.4 million at April 28, 2000, $19.8 million at October 29, 1999 and $28.4 million at April 30, 1999 of issued checks which had not cleared the Company's bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

Effective February 26, 1999, the Company acquired the Dexter Corporation's worldwide packaging coatings product lines and its French industrial coatings subsidiary, Dexter SAS. Dexter packaging coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The following unaudited pro forma statement of income information for the six months ended April 30, 1999 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the period presented. The following pro forma data reflects adjustments for interest expense, amortization of goodwill and depreciation of fixed assets. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2000 - CONTINUED

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)        Six months ended
                                                      April 30, 1999
                                                     ----------------
Net sales                                                $692,055
Net income                                                 31,251
Net income per share-basic                                    .72
Net income per share-diluted                                  .71

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

During the second quarter of fiscal 1999, the Company completed the sale of its marine and flexible packaging coatings businesses. These businesses had revenues of $25 million and $12 million, respectively, for the year ended October 30, 1998. Operating results from these businesses were not material to the results of operations reported for the three month or six month periods ended April 28, 2000 and April 30, 1999.

NOTE 4: RESTRUCTURING

During the second quarter of fiscal 1999 the Company's board approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million related to employee termination benefits and $0.6 million related to contract cancellation costs. As of April 28, 2000, costs totaling $5.1 million have been charged against accrued expenses pertaining to the closure of former Dexter locations and workforce reductions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2000 - CONTINUED

Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations were reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized, $3.5 million related to employee termination benefits, $3.1 million related to contract and other program cancellation costs, and $1.0 million related to recording assets to be disposed of at fair value. As of April 28, 2000, costs totaling $6.1 million have been charged against accrued expenses pertaining to the closure of existing Valspar locations and workforce reductions. During the second quarter of 2000, accruals in the amount of $1.2 million were reversed. These reversals were primarily related to lower than estimated employee termination benefits and fewer program cancellation costs than originally estimated.

These plans contemplate a reduction of worldwide headcount of approximately 200. Cash requirements of this restructuring plan are estimated to be $12.5 million with $10.0 million spent through the second quarter of fiscal 2000 and the remainder to be expended during fiscal 2000.

NOTE 5: COMPREHENSIVE INCOME

The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consists entirely of foreign currency translation adjustments of ($4,486,000), ($4,679,000) and ($2,157,000) as of April 28, 2000,
October 29, 1999 and April 30, 1999, respectively.

NOTE 6: SEGMENT INFORMATION

Effective October 29, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131); "Disclosures about Segments of an Enterprise and Related Information." Net sales and earnings before interest expense and income taxes (EBIT) for the operating segments are as follows:

(Dollars in thousands)            Three Months Ended                Six Months Ended
                           April 28, 2000   April 30, 1999   April 28, 2000   April 30, 1999
                           --------------   --------------   --------------   --------------
Net sales
  Coatings                   $  369,092       $  331,193       $  672,796       $  580,093
  Coating Intermediates          38,300           39,667           68,373           68,099
                             ----------       ----------       ----------       ----------
                                407,392          370,860          741,169          648,192
Intersegment sales              (14,612)         (14,158)         (24,718)         (25,680)
                             ----------       ----------       ----------       ----------
Total net sales                 392,780          356,702          716,451          622,512
                             ----------       ----------       ----------       ----------
EBIT:
  Coatings                       49,684           43,814           78,611           66,301
  Coating Intermediates           3,792            5,068            6,379            7,789
                             ----------       ----------       ----------       ----------
                                 53,476           48,882           84,990           74,090
  Corporate                      (6,355)          (6,463)         (14,112)         (12,523)
                             ----------       ----------       ----------       ----------
Total EBIT                       47,121           42,419           70,878           61,567
                             ----------       ----------       ----------       ----------

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2000 - CONTINUED

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 10.1% to $392,780,000 from $356,702,000 in 1999. For the six month period net sales increased 15.1% to $716,451,000 from $622,512,000 in 1999. Core business growth was approximately 4.5%, with the impact of acquisitions and divestitures accounting for 11.6% growth and foreign currency translation accounting for an approximate 1.0% reduction in sales reported for the six month period ended April 28, 2000. The growth in sales, excluding acquisitions and divestitures, was primarily driven by volume increases in the Industrial and Packaging Coatings product lines. Due to the seasonal nature of the Company's business, sales for the second quarter and six month period are not necessarily indicative of sales for the full year.

The gross profit margin decreased to 30.6% from 31.4% during the second quarter and to 29.7% from 30.1% for the first six months from the comparable periods last year. The decreased margin was attributable to cost increases for key raw materials.

Operating expenses (research and development, selling and administrative) increased 5.9% to $74,217,000 (18.9% of net sales) in the second quarter of 2000 compared to $70,074,000 (19.6% of net sales) in the second quarter of 1999. Year to date operating expenses increased 12.6% to $142,670,000 (19.9% of net sales) compared with $126,715,000 (20.4% of net sales) for the same period last year. Excluding the impact of acquisitions and divestitures, operating expenses increased approximately 1% for the quarter and 3% year to date. This increase was primarily attributable to higher promotional and advertising

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

expenditures to support the Architectural, Automotive and Specialty (AAS) product line of the Coatings segment.

During the second quarter, accrued restructuring costs of $1,200,000 were reversed. The reversal is a result of lower than estimated employee termination benefits and fewer program cancellation costs than originally estimated in the restructuring charge recorded in 1999.

Interest expense during the second quarter of 2000 increased 1.7% compared to the second quarter of 1999. Year to date interest expense increased 21.3% from the prior year due to higher debt levels resulting from the Dexter acquisition.

Other income decreased during the second quarter compared to 1999. This decrease for both the quarter and year to date was primarily the result of gains from the sale of the North American flexible packaging coatings business and the sale of the marine coatings business recognized in the prior year.

Net income in the second quarter of 2000 increased 13.0% to $25,371,000 or $.59 per diluted share. Year to date net income increased by 14.5% to $36,826,000 or diluted earnings per share of $.85. Both increases were primarily driven by higher sales and improved operating expense margins.

Financial Condition: The net cash provided by the Company's operations was $17,831,000 for the first six months of 2000, compared with $13,518,000 for the first six months of 1999. The operating cash flow improvement in the second quarter of 2000 was due to higher earnings as well as increased depreciation and amortization resulting from the Dexter acquisition. During the second quarter of 2000, $19,461,000 in proceeds from bank borrowings and cash from operations were used to fund $11,939,000 in capital expenditures, $3,935,000 in Farboil acquisition related building commitments, $5,892,000 net joint venture and other investments, $11,156,000 in dividend payments and $13,891,000 in treasury stock repurchases.

Accounts receivable increased $27,783,000 as sales volumes increased. Inventories and other assets decreased $2,039,000 as a result of tighter inventory controls, primarily within the AAS product line of the Coatings segment. Accounts payable and accrued liabilities decreased $12,659,000 due to the timing of accrued liability disbursements.

Capital expenditures for property, plant and equipment were $11,939,000 in the first six months of 2000, compared with $11,772,000 in the first six months of 1999. Overall capital spending in 2000 is still anticipated to be somewhat higher than 1999 spending levels as the Company moves and upgrades equipment to

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

support the plant and production restructuring actions resulting from the Dexter acquisition.

The ratio of total debt to capital increased to 47.6% at the end of second quarter of 2000 from 47.3% at the close of fiscal 1999. The total debt to capital ratio as of April 30, 1999 was 53.4%. The Company believes its existing lines of credit and access to credit facilities will be sufficient to meet its current and projected needs for financing.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

The company is exposed to market risk from changes in interest rates and foreign currency exchange rates because it funds its operations through long and short-term borrowings and denominates its business transactions in a variety of foreign currencies.

Interest Rate Risk:
The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. The impact of an increase in interest rates by 100 basis points (1%) from April 28, 2000 rates would not be material to the Company's net income.

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

ITEM 2: CHANGES IN SECURITIES:

On April 19, 2000, the Board of Directors of The Valspar Corporation (the "Company"), declared a dividend of one common share purchase right (a "Right") for each outstanding common share, $.50 par value (a "Common Share"), of the Company. The dividend is payable to shareholders of record on May 11, 2000 (the "Record Date").

Each Right entitles the registered holder to purchase from the Company one Common Share at a price of $140.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement, dated as of May 1, 2000 (the "Rights Agreement") between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent.

Initially, the Rights will be evidenced by the certificates representing Common Shares then outstanding, and no separate Right Certificates will be distributed. The Rights will separate from the Common Shares, and a distribution date (a "Distribution Date") for the Rights will occur, upon the earlier of: (i) the 10th day following the first date of public announcement that a person or group of affiliated or associated persons has become an "Acquiring Person" (I.E., has become, subject to certain exceptions, the beneficial owner of 15% or more of the outstanding Common Shares (other than as a result of a Permitted Offer)) and
(ii) the 10th day following the commencement or public announcement of a tender offer or exchange offer, the consummation of which would result in a person or group of affiliated or associated persons becoming an Acquiring Person.

A "Permitted Offer" is a tender offer or an exchange offer for all outstanding Common Shares determined by the Board of Directors of the Company, after receiving such advice as it deems necessary and giving due consideration to all relevant factors, to be in the best interests of the Company and its shareholders.

Until the Distribution Date, (i) the Rights will be evidenced by the Common Share certificates, together with a copy of this Summary of Rights, and will be transferred with and only with the Common Shares, (ii) new Common Share certificates issued after the Record Date upon transfer or new issuance of the Common Shares will contain a notation incorporating the Rights Agreement by reference, and (iii) the surrender for transfer of any Common Share certificate, even without such notation or a copy of this Summary of Rights attached thereto, will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate.

As promptly as practicable following the Distribution Date, separate certificates evidencing the Rights ("Right Certificates") will be mailed to holders of record of the Common Shares as of the close of business on the Distribution Date, and such separate Right Certificates alone will evidence the Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire on May 11, 2010, unless extended or earlier redeemed or exchanged by the Company as described below. No fraction of a Common Share will be issued and, in lieu thereof, an adjustment in cash will be made based on the closing price on the last trading date prior to the date of exercise.

The Purchase Price payable and the number of Common Shares issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution: (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Common Shares, (ii) upon the grant to holders of the Common Shares of certain rights, options or warrants to subscribe for or purchase Common Shares or convertible securities at less than the then current market price of the Common Shares, or (iii) upon the distribution to holders of the Common Shares of evidences of indebtedness or assets (excluding quarterly cash dividends or dividends payable in Common Shares) or of subscription rights or warrants (other than those described in clause (ii) of this paragraph). With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% in the Purchase Price.

In the event any person becomes an Acquiring Person, each holder of a Right (other than the Acquiring Person) shall thereafter have a right to receive, upon exercise thereof at the then current aggregate exercise price, Common Shares having a current aggregate market price equal to twice the current aggregate exercise price.

In the event that at any time after there is an Acquiring Person the Company is acquired in certain mergers or other business combination transactions or 50% or more of the assets or earning power of the Company and its subsidiaries (taken as a whole) are sold, holders of the Rights (other than the Acquiring Person) will thereafter have the right to receive, upon exercise thereof at the then current aggregate exercise price, such number of common shares of the acquiring company (or, in certain cases, one of its affiliates) having a current aggregate market price equal to twice the current aggregate exercise price.

At any time after a person becomes an Acquiring Person (subject to certain exceptions), and prior to the acquisition by a Person of 50% or more of the outstanding Common Shares, the Board of Directors of the Company may exchange all or part of the Rights for Common Shares at an exchange ratio of one Common Share per Right, subject to adjustment.

At any time before a person has become an Acquiring Person, the Board of Directors of the Company may redeem the Rights in whole, but not in part, at a price of $0.001 per Right, subject to adjustment. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish.

Until a Right is exercised, the holder thereof, as such, will have no rights as a shareholder of the Company, including without limitation, the right to vote or to receive dividends.

This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 23, 2000. The stockholders took the following actions:

(i) The stockholders elected three directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                             Votes For         Votes Withheld
                                         ----------------     ----------------
          Susan S. Boren                    39,711,102            339,706
          Jeffrey H. Curler                 39,711,905            338,903
          Edward B. Pollak                  39,709,308            341,500

(ii) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2000. 39,835,587 votes were cast for the resolution; 143,883 votes were cast against the resolution; shares representing 71,338 votes abstained; and there were no broker non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibit 4(a) - Rights Agreement, dated as of May 1, 2000, between the registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

         Exhibit 10(a) - Form of Change in Control Agreement between the registrant and the Company's named executives.

         Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

(b) The registrant did not file any reports on Form 8-K during the three months ended April 28, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE VALSPAR CORPORATION


Date:    June 12, 2000                 By   /s/ R. Engh
                                          -------------------------------
                                            R. Engh
                                            Secretary


Date:    June 12, 2000                 By   /s/ P. C. Reyelts
                                          -------------------------------
                                            P. C. Reyelts
                                            Senior Vice President, Finance
                                            (Chief Financial Officer)