Form 10-Q
period 2000-07-28
VALSPAR CORP
filed 2000-09-11
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Nine Months                                              Commission File
Ended July 28, 2000                                               Number: 1-3011



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

As of August 31, 1999, The Valspar Corporation had 42,578,784 shares of common stock outstanding, excluding 10,742,528 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 28, 2000


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           -------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - July 28, 2000,
           July 30, 1999 and October 29, 1999...........................   2 & 3

         Condensed Consolidated Statements of Income - Three
           months and nine months ended July 28, 2000 and July 30,
           1999.........................................................     4

         Condensed Consolidated Statements of Cash Flows - Nine
           months ended July 28, 2000 and July 30, 1999.................     5

         Notes to Condensed Consolidated Financial Statements -
           July 28, 2000................................................   6 - 9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  9 - 12

Item 3   Quantitative and Qualitative Disclosures About Market Risk.....    12


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings.............................................. 12 - 13

Item 6.  Exhibits and Reports on Form 8-K...............................    13

SIGNATURES..............................................................    13
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                                July 28,        July 30,        October 29,
                                                  2000            1999             1999
                                             ------------     ------------     ------------
                                              (Unaudited)      (Unaudited)        (Note)
ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents                    $     18,608     $     26,288     $     33,189
Accounts receivable less allowance
  7/28/00 - $4,701; 07/30/99 -
  $4,886; 10/29/99 - $4,801)                      287,435          291,583          260,663

Inventories:
  Manufactured products                           112,635          121,086          115,585
  Raw materials, supplies, and work-
  in-process                                       49,015           35,906           47,069
                                             ------------     ------------     ------------
                                                  161,650          156,992          162,654
Other current assets                               68,826           64,822           58,422
                                             ------------     ------------     ------------

    TOTAL CURRENT ASSETS                          536,519          539,685          514,928

GOODWILL, NET                                     212,708          208,780          218,668

OTHER ASSETS, NET                                  68,103           71,215           64,991

PROPERTY, PLANT AND
EQUIPMENT                                         539,628          509,324          533,222
Less allowance for depreciation                  (241,958)        (210,816)        (221,089)
                                             ------------     ------------     ------------
                                                  297,670          298,508          312,133
                                             ------------     ------------     ------------

                                             $  1,115,000     $  1,118,188     $  1,110,720
                                             ============     ============     ============


Note: The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in Thousands)

                                              July 28,         July 30,       October 29,
                                                2000             1999            1999
                                            ------------     ------------    ------------
                                             (Unaudited)      (Unaudited)       (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Notes payable to banks                      $     43,851     $     55,500    $     53,899
Trade accounts payable                           152,894          154,658         154,312
Income taxes                                      21,052           13,120          21,862
Accrued liabilities                              128,853          136,255         144,639
                                            ------------     ------------    ------------

     TOTAL CURRENT LIABILITIES                   346,650          359,533         374,712

LONG TERM DEBT                                   306,100          338,944         298,874

DEFERRED LIABILITIES                              42,322           43,411          43,378

STOCKHOLDERS' EQUITY:
Common Stock (Par value - $.50;
  Authorized - 120,000,000 shares;
  Shares issued, including shares in
  treasury - 53,321,312 shares)                   26,660           26,660          26,660

Additional paid-in capital                        33,357           25,972          28,896

Retained earnings                                474,219          408,513         429,397

Other comprehensive income                        (2,674)              43           1,997
                                            ------------     ------------    ------------
                                                 531,562          461,188         486,950

Less cost of common stock in treasury
  (7/28/00 - 10,743,528 shares; 07/30/99
  - 10,086,599 shares; 10/29/99 -
  10,337,999 shares)                             111,634           84,888          93,194
                                            ------------     ------------    ------------
                                                 419,928          376,300         393,756
                                            ------------     ------------    ------------

                                            $  1,115,000     $  1,118,188    $  1,110,720
                                            ============     ============    ============


Note: The Balance Sheet at October 29, 1999 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Amounts)

                                            THREE MONTHS                     NINE MONTHS
                                               ENDED                            ENDED
                                   ----------------------------     -----------------------------
                                     July 28,        July 30,         July 28,         July 30,
                                       2000            1999             2000             1999
                                   ------------    ------------     ------------     ------------
Net sales                          $    385,070    $    398,076     $  1,101,521     $  1,020,588

Costs and expenses:

  Cost of sales                         267,778         277,455          771,763          712,660

  Research and development               12,071          12,009           35,626           32,868

  Selling and administration             57,489          61,513          176,604          167,369

  Restructuring charge                        0               0           (1,200)           8,346
                                   ------------    ------------     ------------     ------------

Income from Operations                   47,732          47,099          118,728           99,345

  Interest expense                        5,915           5,326           16,424           13,992

  Other expense/(income) - net               69            (788)             187          (10,110)
                                   ------------    ------------     ------------     ------------

Income before income taxes               41,748          42,561          102,117           95,463

Income taxes                             16,282          16,728           39,825           37,469
                                   ------------    ------------     ------------     ------------

Net income                         $     25,466    $     25,833     $     62,292     $     57,994
                                   ============    ============     ============     ============

Net income per common share -
  basic                            $       0.60    $       0.60     $       1.46     $       1.34
                                   ============    ============     ============     ============
Net income per common share -
  diluted                          $       0.59    $       0.59     $       1.44     $       1.32
                                   ============    ============     ============     ============

Average number of common shares
  outstanding - basic                42,607,625      43,226,940       42,777,709       43,343,731
                                   ============    ============     ============     ============
               - diluted             43,110,041      43,867,732       43,336,901       43,884,830
                                   ============    ============     ============     ============

Dividends paid per common share    $      0.130    $      0.115     $      0.390     $      0.345
                                   ============    ============     ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

                                                                    NINE MONTHS ENDED
                                                             -------------------------------
                                                             July 28, 2000     July 30, 1999
                                                             -------------     -------------
OPERATING ACTIVITIES:
Net income                                                   $      62,292     $      57,994
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Restructuring charges                                         (1,200)            8,346
      Depreciation and amortization                                 33,318            28,371
      Gains on sales of assets                                                       (10,520)
      Increase (decrease) in cash due to changes in
         net operating assets, net of effects of acquired
         businesses:
            Accounts and notes receivable                          (26,772)          (46,981)
            Inventories and prepaid assets                          (9,400)           (5,597)
            Trade accounts payable and
               accrued liabilities                                  (9,986)           10,113
            Income taxes payable                                      (810)            6,044
            Other deferred liabilities                                (928)            1,589
      Other                                                          4,939            (8,654)
                                                             -------------     -------------

Net Cash Provided By Operating Activities                           51,453            40,705

INVESTING ACTIVITIES:
Purchases of property, plant and equipment                         (19,876)          (16,901)
Acquired businesses/assets, net of cash                             (3,935)         (229,475)
Divested businesses/assets                                                            35,750
Other investments/advances to joint ventures                        (5,804)             (286)
                                                             -------------     -------------

Net Cash Used in Investing Activities                              (29,615)         (210,912)

FINANCING ACTIVITIES:
Net proceeds from borrowing                                         (2,822)          204,656
Proceeds from sale of treasury stock                                 1,890               805
Purchase of shares of Common Stock for treasury                    (18,829)           (9,008)
Dividends paid                                                     (16,658)          (14,948)
                                                             -------------     -------------

Net Cash (Used in)/Provided by Financing Activities                (36,419)          181,505

(Decrease)/Increase In Cash and Cash Equivalents                   (14,581)           11,298

Cash and Cash Equivalents at Beginning of Period                    33,189            14,990
                                                             -------------     -------------

Cash and Cash Equivalents at End of Period                   $      18,608     $      26,288
                                                             =============     =============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2000

NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 28, 2000 are not necessarily indicative of the results that may be expected for the year ended October 27, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 29, 1999.

NOTE 2: ACCOUNTS PAYABLE
------

Trade accounts payable include $18.7 million at July 28, 2000, $19.8 million at October 29, 1999 and $14.1 million at July 30, 1999 of issued checks which had not cleared the Company's bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES
------

Effective February 26, 1999, the Company acquired the Dexter Corporation's worldwide packaging coatings product lines and its French industrial coatings subsidiary, Dexter SAS. Dexter packaging coatings is a worldwide supplier of beverage can coatings, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of industrial coatings to the European market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The following unaudited pro forma statement of income information for the nine months ended July 30, 1999 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the period presented. The following pro forma data reflects adjustments for interest expense, amortization of goodwill and depreciation of fixed assets. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2000 - CONTINUED

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

(Dollars in thousands, except per share data)                  Nine months ended
                                                                 July 30, 1999
                                                                 -------------
Net sales                                                         $ 1,090,131
Net income                                                             57,213
Net income per share-basic                                               1.32
Net income per share-diluted                                             1.30

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

During the second quarter of fiscal 1999, the Company completed the sale of its marine and flexible packaging coatings businesses. These businesses had revenues of $25 million and $12 million, respectively, for the year ended October 30, 1998. Operating results from these businesses were not material to the results of operations reported for the three month or nine month periods ended July 28, 2000 and July 30, 1999.

NOTE 4: RESTRUCTURING
------

During the second quarter of fiscal 1999 the Company's Board of Directors approved and the Company initiated plans to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations. The formulation of such plans had begun as of the date of acquisition of Dexter. Costs associated with the planned closure of former Dexter locations and workforce reductions totaling $6.4 million were recorded as liabilities in the purchase price allocation. Of the $6.4 million total estimated restructuring liability recorded, $5.3 million relates to employee termination benefits and $0.6 million relates to contract cancellation costs. As of July 28, 2000, costs totaling $5.6 million were charged against accrued expenses pertaining to the closure of former Dexter locations and workforce reductions.

Additionally, costs associated with workforce reductions and the planned closure of existing Valspar locations were reflected as a pre-tax restructuring charge totaling $8.3 million. Of the $8.3 million total estimated restructuring liability recognized,

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 28, 2000 - CONTINUED

$3.5 million relates to employee termination benefits, $3.1 million relates to contract and other program cancellation costs, and $1.0 million relates to recording assets to be disposed of at fair value. As of July 28, 2000, costs totaling $6.3 million were charged against accrued expenses pertaining to the closure of existing Valspar locations and workforce reductions. During the second quarter of 2000, accruals in the amount of $1.2 million were reversed. These reversals were primarily related to lower than estimated employee termination benefits and fewer program cancellation costs than originally estimated.

These plans contemplate a reduction of worldwide headcount of approximately 200. Cash requirements of this restructuring plan are estimated to be $12.5 million with $11.0 million spent through the third quarter of fiscal 2000 and the remainder to be expended during remaining fiscal 2000.

NOTE 5: COMPREHENSIVE INCOME
------

The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consists of foreign currency translation adjustments of $1,204,000, ($4,679,000) and $43,000 as of July 28, 2000, October 29, 1999
and July 30, 1999, respectively.

NOTE 6: SEGMENT INFORMATION
-------

Effective October 29, 1999, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131); "Disclosures about Segments of an Enterprise and Related Information." Net sales and earnings before interest expense and income taxes (EBIT) for the operating segments are as follows:

(Dollars in thousands)          Three Months Ended              Nine Months Ended
                          July 28, 2000   July 30, 1999   July 28, 2000   July 30, 1999
                          -------------   -------------   -------------   -------------
Net sales
 Coatings                 $     358,296   $     371,707   $   1,031,093   $     951,801
 Coating Intermediates           39,824          40,251         108,197         108,350
                          -------------   -------------   -------------   -------------
                                398,120         411,958       1,139,290       1,060,151
Intersegment sales              (13,050)        (13,882)        (37,769)        (39,563)
                          -------------   -------------   -------------   -------------
Total net sales                 385,070         398,076       1,101,521       1,020,588
                          -------------   -------------   -------------   -------------
EBIT:
 Coatings                        47,839          52,975         126,450         119,275
 Coating Intermediates            4,459           4,662          10,838          12,451
                          -------------   -------------   -------------   -------------
                                 52,298          57,637         137,288         131,726
 Corporate                       (4,635)         (9,750)        (18,747)        (22,271)
                          -------------   -------------   -------------   -------------
Total EBIT                       47,663          47,887         118,541         109,455
                          -------------   -------------   -------------   -------------

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2000 - CONTINUED

NOTE 7: NEW ACCOUNTING STANDARDS
------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, which will be effective for the Company's fiscal year 2001, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is currently reviewing the standard and its effect on its financial statements.

NOTE 8: PENDING MERGER
-------

In June 2000, the Company, along with Lilly Industries, Inc., announced that their respective boards of directors have approved a definitive merger agreement under which the Company will acquire all outstanding shares of Lilly Industries common stock for $31.75 per share in cash. Completion of the transaction is expected by calendar year-end and is subject to Lilly shareholder approval and to regulatory approval.

NOTE 9: RECLASSIFICATION
-------

Certain amounts in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter declined 3.3% to $385,070,000 from $398,076,000 in 1999. For the nine month period net sales increased 7.9% to $1,101,521,000 from $1,020,588,000 in 1999. Core business growth was approximately 1.8%, with the impact of acquisitions and divestitures accounting for 7.6% growth and foreign currency translation accounting for an approximate 1.5% reduction in sales reported for the nine month period ended July 28, 2000. The decrease in sales for the third quarter was primarily due to soft architectural coatings sales and the impact of weak foreign currencies. The growth in sales for the nine month period, excluding acquisitions and divestitures, was primarily driven by volume increases in the Industrial product lines. Due to the seasonal nature of the Company's business, sales for the third quarter and nine month period are not necessarily indicative of sales for the full year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

The gross profit margin increased to 30.5% from 30.3% during the third quarter and decreased to 29.9% from 30.2% for the first nine months from the comparable periods last year. The decreased margin for the nine month period was attributable to cost increases for key raw materials.

Operating expenses (research and development, selling and administrative) decreased 5.4% to $69,560,000 (18.1% of net sales) in the third quarter of 2000 compared to $73,522,000 (18.5% of net sales) in the third quarter of 1999. Year to date operating expenses increased 6.0% to $212,230,000 (19.3% of net sales) compared with $200,237,000 (19.6% of net sales) for the same period last year. Excluding the impact of acquisitions and divestitures, operating expenses decreased approximately 2% for the quarter and increased 1% year to date. The year to date increase was primarily attributable to higher promotional and advertising expenditures to support the Architectural, Automotive and Specialty
(AAS) product line of the Coatings segment.

During the second quarter, accrued restructuring costs of $1,200,000 were reversed. The reversal is a result of lower than estimated employee termination benefits and fewer program cancellation costs than originally estimated in the restructuring charge recorded in 1999.

Interest expense during the third quarter of 2000 increased 11.1% compared to the third quarter of 1999. Year to date interest expense increased 17.4% from the prior year due to higher interest rates.

Year to date other income decreased compared to 1999. This decrease was primarily the result of gains from the sale of the North American flexible packaging coatings business and the sale of the marine coatings business recognized in the prior year.

Net income in the third quarter of 2000 decreased 1.4% to $25,466,000 or $.59 per diluted share. Year to date net income increased by 7.4% to $62,292,000 or diluted earnings per share of $1.44.

Financial Condition: The net cash provided by the Company's operations was $51,453,000 for the first nine months of 2000, compared with $40,705,000 for the first nine months of 1999. The operating cash flow improvement in the third quarter of 2000 was due to higher earnings, increased depreciation and amortization resulting from the Dexter acquisition and a decrease in net working capital requirements. During the third quarter of 2000, the cash provided by operations and current cash balances were used largely to fund $2,822,000 in repayment of bank borrowings, $19,876,000 in capital expenditures, $3,935,000 in Farboil acquisition related building commitments, $5,804,000 net joint venture

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

and other investments, $16,658,000 in dividend payments and $18,829,000 in treasury stock repurchases.

Accounts receivable increased $26,772,000 as sales volumes increased during the first nine months of 2000. Inventories and other assets increased $9,400,000 primarily due to increased inventory levels related to slower than expected retail sales during the third quarter. Accounts payable and accrued liabilities decreased $9,986,000 due to the timing of accrued liability disbursements.

Capital expenditures for property, plant and equipment were $19,876,000 for the first nine months of 2000, compared with $16,901,000 in the first nine months of 1999. Overall capital spending in 2000 is still anticipated to be somewhat higher than 1999 spending levels as the Company moves and upgrades equipment to support the plant and production restructuring actions resulting from the Dexter acquisition.

The Company's existing revolving credit facility was replaced by the Company in August 2000 with a new revolving credit facility, with a term of 180 days. The Company expects to replace this new facility with a larger, syndicated revolving credit facility in order to complete the proposed acquisition of Lilly Industries, Inc. The Company and Lilly have entered into a definitive merger agreement under which Valspar will acquire all outstanding shares of Lilly Industries common stock for $31.75 per share in cash. The total value of the transaction is approximately $975 million, including the assumption of $213 million in debt. The transaction is subject to approval of Lilly Industries shareholders and customary conditions including regulatory approvals. It is expected to close by the end of the calendar year. The Company has received a commitment from a group of commercial banks to provide a syndicated revolving credit facility of not less than $1.5 billion to finance completion of the acquisition, to refinance certain indebtedness of Lilly Industries and the Company, to pay certain fees and expenses in connection with the acquisition, and to provide funds for general corporate purposes after the acquisition.

The ratio of total debt to capital decreased to 45.5% at the end of third quarter of 2000 from 47.3% at the close of fiscal 1999. The total debt to capital ratio as of July 30, 1999 was 51.2%. The Company believes its existing lines of credit and access to credit facilities will be sufficient to meet its current and projected needs for financing.

Forward-looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

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

Interest Rate Risk:

The Company's primary interest rate risk exposure results from floating rate debt including various revolving credit and other lines of credit. The impact of an increase in interest rates by 100 basis points (1%) from July 28, 2000 rates would not be material to the Company's net income.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10(a) - 180 Day Credit Agreement dated as of August 25, 2000 among the Registrant and certain subsidiaries of the Registrant and Wachovia Bank, N.A., as Administrative Agent.

             Exhibit 27 - Financial Data Schedule (submitted in electronic format for use of Commission only).

         (b) The registrant did not file any reports on Form 8-K during the three months ended July 28, 2000.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE VALSPAR CORPORATION


Date:   September 11, 2000             By    /s/ R. Engh
                                          ---------------------------------
                                             R. Engh
                                             Secretary


Date:   September 11, 2000             By    /s/ P. C. Reyelts
                                          ---------------------------------
                                             P. C. Reyelts
                                             Senior Vice President, Finance
                                             (Chief Financial Officer)