Form 10-K
period 2000-10-27
VALSPAR CORP
filed 2001-01-25
CIK 102741

Annual Report on Form 10-K

                             THE VALSPAR CORPORATION

                                October 27, 2000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 27, 2000         Commission file number 1-3011
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

            Common Stock, $.50 Par Value             New York Stock Exchange
            Common Stock Purchase Rights             New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to the filing requirements for the past 90 days.

                                 Yes _X_    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 29, 2000 was $747 million based on the closing sales price of $32.18 per share as reported on the New York Stock Exchange. As of such date 42,493,022 shares of Common Stock, $.50 par value per share (net of 10,828,290 shares in treasury) were outstanding.

                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

                   Incorporated Documents                  Location in Form 10-K
                   ----------------------                  ---------------------

1.  The Valspar Corporation Annual Report to Stockholders     Parts II and IV
    for fiscal year ended October 27, 2000

2.  The Valspar Corporation Notice of 2001 Annual Meeting        Part III
    of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended October 27, 2000

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

     Operating Segments                            2000           1999           1998
     ------------------                            ----           ----           ----
     Coatings                                  $ 1,385,765    $ 1,292,475    $ 1,074,416
     Coating Intermediates                         150,139        145,725        126,843
                                               -----------    -----------    -----------
                                                 1,535,904      1,438,200      1,201,259
     Intersegment Sales                            (52,584)       (50,523)       (46,125)
                                               -----------    -----------    -----------
     Total Net Sales - External                $ 1,483,320    $ 1,387,677    $ 1,155,134
                                               -----------    -----------    -----------

     Coatings Segment Product Lines                2000           1999           1998
     ------------------------------                ----           ----           ----

     Architectural, Automotive and Specialty   $   505,087    $   510,960    $   482,295
     Packaging                                     508,536        452,846        319,653
     Industrial                                    372,142        328,669        272,468
                                               -----------    -----------    -----------
                                               $ 1,385,765    $ 1,292,475    $ 1,074,416
                                               -----------    -----------    -----------

For additional financial information about the Company's operating segments, see
Note 11 to the Consolidated Financial Statements included in the 2000 Annual Report to Stockholders, incorporated by reference into this Form 10-K.

In December 2000, the Company acquired Lilly Industries, Inc., a corporation that manufactures and distributes a wide variety of industrial coatings products, in a transaction accounted for under the purchase method. Except with respect to information relating to periods prior to the acquisition or unless the context otherwise requires, the following description of the Company's business reflects the operations of the Company on a post-acquisition basis, including the operations of Lilly Industries, Inc.

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

Within the AAS product line, the Company also manufactures and distributes, primarily in the United States, automotive and fleet refinish coatings marketed under the brand names "Valspar" and "House of Kolor", as well as aerosol spray paints for automotive distributors and mass automotive supply retailers under the brand names "Plasti-Kote", "Tempo" and "Mr. Spray".

In 1998, the Company acquired Plasti-Kote Co., Inc., a manufacturer and distributor of aerosol spray paint with production facilities located in Medina, Ohio. As noted above, Plasti-Kote's broad range of branded and private label products is marketed within the AAS product line.

Specialty products within the AAS product line once included marine, maintenance, functional powder and floor coatings. However, in 1997, the Company sold its maintenance coatings business, and in 1998, the Company sold its functional powder business (powder coatings applied primarily to pipelines). In March 1999, the Company completed the sale of its marine coatings business. The Company continues to manufacture and market, primarily in the United States, high performance floor coatings for industrial and commercial use under the "Valspar" and "Federal" brand names. These products include specialty coatings and resurfacing coatings for concrete and wood floors.

The primary manufacturing plants for the AAS product line are located in Statesville, North Carolina; Tampa, Florida; Medina, Ohio; Chicago, Illinois; Wheeling, Illinois; Rockford, Illinois; Picayune, Mississippi; Grand Prairie, Texas; and Garland, Texas. In addition, in 1999, the Company opened a major distribution facility in Sacramento, California.

The Company's PACKAGING product line includes coatings and inks for rigid packaging, principally food and beverage cans. The Company is the largest global coatings supplier to the rigid packaging industry. Packaging coatings and inks for application to food and beverage can bodies and ends comprise the largest volume of sales in this line. The Company also produces coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures. These coatings are required to meet F.D.A., U.S.D.A. and other country-specific regulations.

In 1996, the Company opened a plant for the manufacture of packaging coatings in the People's Republic of China with the Company's Chinese joint venture partner. In 1996, the Company acquired the can coatings and metal decorating inks business of Coates Coatings. The first phase of the acquisition, completed in May 1996, included businesses in the UK, France, Norway, Spain, Germany, Australia and the U.S.A. The second phase, completed in January 1997, included businesses in Hong Kong and China. In December 1997, as part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as part of the Dexter acquisition, the Company acquired Dexter's majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates' 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa.

The Packaging product line expanded its operations to South America through the formation of a joint venture in June 1997 with Renner Herrmann, S.A., a leading Brazilian coatings manufacturer. In July 1998, the Company increased its ownership position from 49% to 51% of its Valspar Marlux joint venture in Mexico, and in November 2000, the Company acquired the remaining 49% interest of its joint venture partner in Mexico. In April 1998, the Company acquired Anzol Pty. Ltd., an Australian industrial and packaging coatings company based in Sydney, Australia. In February 1999, the Company acquired Dexter Corporation's worldwide Packaging coatings product line. Dexter was a worldwide supplier of beverage can, food can and specialty coatings to the packaging market. In April 1999, the Company completed the sale of its North American flexible packaging coatings business.

The primary manufacturing plants for the PACKAGING product line are located in Birmingham, Alabama; Carol Stream, Illinois; Covington, Georgia; Garland, Texas; Hayward, California; Pittsburgh, Pennsylvania; Rochester, Pennsylvania; West Hill, Ontario, Canada; Deeside, Wales; Durban, South Africa; Gruningen, Switzerland; Machen, Wales; Melbourne, Australia; Mexico City, Mexico; Nantes, France; Sao Paulo, Brazil; Singapore; Sydney, Australia; Tokyo, Japan; Tournus, France; and XiXiang, China.

The Company's INDUSTRIAL product line includes decorative and protective coatings for metal, wood and plastic, primarily for distribution to original equipment manufacturers in North America and selected countries in Europe, Australia and Asia. Products include fillers, primers, stains and topcoats which are used by a wide range of customers, including the automotive parts, building products, railcar, appliance, home and office furniture, cabinets, agricultural equipment, construction equipment and metal fabrication industries. The Company is also a leading U.S. supplier of coating systems which are used to coat coils of metal prior to fabrication into pre-engineered products such as buildings, doors, lighting fixtures and appliances. The Company uses a variety of coatings technologies to meet customer requirements, including electrodeposition, powder, high solids, water-borne and UV light-cured coatings.

During 1997, the Company acquired additional powder and general industrial business through a business exchange with Ameron International Corporation and entered into the mirror backing metals and coatings market by acquiring Sureguard, Incorporated and Hilemn Laboratories, Inc. With the acquisition of Anzol Pty. Ltd. in April 1998, the Industrial product line entered the Australian industrial market, specifically coil coatings and general industrial products, with full manufacturing capabilities. In February 1999, the Company acquired Dexter Corporation's Industrial Coatings subsidiary, Dexter SAS, located in Tournus, France, which supplies a variety of coatings to the European industrial market. In September 1999, the Company acquired the remaining 50% interest in Farboil Company held by its joint venture partner. Farboil Company is located in Baltimore, Maryland and produces decorative powder coatings. In December 2000, the Company acquired Lilly Industries, Inc., one of the five largest industrial coatings manufacturers in North America. Lilly Industries manufactures and distributes coatings for products such as home and office furniture, cabinets, appliances, building products, transportation, agricultural and construction equipment, mirrors and a variety of metal and fiberglass reinforced surfaces. As a condition to receiving approval from the U.S. Federal Trade Commission for the Lilly Industries acquisition, the Company divested its existing mirror coatings business, which had sales of approximately $12 million for fiscal 2000.

The primary manufacturing plants for the INDUSTRIAL product line are located in Baltimore, Maryland; Bowling Green, Kentucky; Charlotte, North Carolina; Dallas, Texas; Davie, Florida; Elkhart, Indiana; Fort Wayne, Indiana; Garland, Texas; High Point, North Carolina; Indianapolis, Indiana; Jackson, Tennessee; Kankakee, Illinois; Kansas City, Missouri; Little Rock, Arkansas; Los Angles, California; Moline, Illinois; Rocky Hill, Connecticut; Seattle, Washington; Cornwall, Ontario, Canada; London, Ontario, Canada; West Hill, Ontario, Canada; Ballinamore, Ireland; Dongguan, China; Eschweiler, Germany; Kaohsiung, Taiwan; Monterrey, Mexico; Sawton, England; Selangor, Malaysia; Shanghai, China; Tournus, France; and Singapore.

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

The Company has formed various international joint ventures over the past several years. In the Mexican and Central American markets, the Company formed a joint venture in 1993 called Valspar-Marlux with Regio Empresas, a Mexican corporation. While the initial focus of the joint venture was to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings, during fiscal year 1996, the joint venture started manufacturing coatings products at its plant in Monterrey, Mexico. During 1998, the Company obtained a majority position of 51% in the joint venture. In 1999, the Dexter acquisition added a manufacturing facility in Mexico City, and the entire business in Mexico is now known as Valspar Mexico. In November 2000, the Company acquired the remaining 49% interest of Regio Empresas, and Valspar Mexico is now wholly owned by the Company. Polycoat Powders Limited, a joint venture of the Company and The Goodlass Nerolac Paint Co., Ltd. in India, manufactures decorative powder coatings for the industrial coatings market in India. Another joint venture company was formed in Hong Kong in 1995 between the Company and China Merchants Hai Hong Holdings Co., Ltd. for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational at the beginning of the 1997 fiscal year and currently manufactures and distributes the Company's packaging coatings products in China, Hong Kong and other Southeast Asian markets. The Company also acquired Coates' packaging coatings and metal decoration inks business in Hong Kong and Guangzhou, China during 1997 and Dexter's packaging coatings business in China during 1999. The Company consolidated these businesses with its Hong Kong joint venture. The Company formed a joint venture in 1997, called Valspar Renner, with Renner Herrmann S.A., a Brazilian company. Valspar Renner supplies packaging coatings and metal decoration inks to the South American market. In December 1997, as part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as part of the Dexter acquisition, the Company acquired Dexter's majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates' 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa. In 1999, the Company also assumed Dexter's majority position in a joint venture with Rock Paint, a Japanese company.

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

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally lowest during the first quarter of the fiscal year, primarily due to the buying cycle in the Coatings Segment product lines. When sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 6 of the Notes to Consolidated Financial Statements on pages 17 and 18 of Valspar's 2000 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 2000, the Company's sales to Lowe's Companies, Inc. exceeded 10% of consolidated net sales.

                        BACKLOG AND GOVERNMENT CONTRACTS

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

                                   COMPETITION

All aspects of the coatings business are highly competitive. The Company has many competitors in all areas of its business, some of which are larger and better capitalized than the Company.

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

                            RESEARCH AND DEVELOPMENT

Research and development costs for fiscal 2000 were $46,353,000, representing a 5.1% increase over fiscal 1999 ($44,091,000). Fiscal 1999 costs increased 11.5% over those of fiscal 1998 ($39,555,000). Primary emphasis has been on emerging technologies in the Industrial and Packaging coatings product lines.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 2000, and capital expenditures for 2001 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 6,500 persons, approximately 900 of whom are members of unions.

                       FOREIGN OPERATIONS AND EXPORT SALES

The Company's foreign operations consist of a mixture of wholly-owned subsidiary companies, joint ventures and, to a limited extent, licensing arrangements with independent third parties. The market for Packaging coatings has become an increasingly global market. During 1996, the Company acquired the metal decorating and packaging coatings business of Coates Coatings to provide global support to the Company's customers. In 1999, the Company acquired the European industrial coatings business and the global packaging coatings business of the Dexter Corporation, adding several manufacturing operations throughout Europe and in Singapore. In December 2000, the Company acquired Lilly Industries, Inc., an industrial coatings company with manufacturing operations in Canada, Mexico, Europe and Asia. The Company now has operations in, among other countries, Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Malaysia, Norway, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. Joint venture companies have been established in Brazil, China, Hong Kong, India, Japan and South Africa. Greater emphasis is being placed on wholly-owned subsidiaries and majority-owned ventures to permit the Company to retain greater control over its technology, but licensing arrangements for the utilization of the Company's technologies in the fields of packaging coatings, colorants, coil coatings, general industrial coatings and architectural coatings continue in over fifty foreign countries. Export sales are increasing as the Company's products are being recognized in the global markets. During fiscal 2000, export sales represented approximately 5.6% of the Company's business. The Company's various acquisitions over the past three years have also increased revenues from foreign subsidiaries and operations, which comprised 23% of the Company's total revenues in fiscal 2000.

ITEM 2. PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at forty-six locations, primarily in Illinois, California, Texas, Indiana, North Carolina and Pennsylvania, with three plants in Canada and three plants in Mexico. Forty-two plants with square footage of 4,620,000 are owned, and four of the plants with square footage of 350,000 are leased. Manufacturing operations in Europe are conducted at ten locations with plants in the United Kingdom, France, Germany, Ireland and Switzerland. The ten plants are owned with a combined square footage of 530,000. The Company owns two plants in Australia and one plant in each of China, Malaysia and Taiwan with a combined square footage of 240,000. The Company leases two plants in both Singapore and China with a combined square footage of 45,000.

The Company considers that the principal properties and facilities owned or leased by it are adequately maintained, in good operating condition and are adequate for the purposes for which they are being used. Operating capacity varies by product line, but for most of the Company's product lines, additional production capacity is available by increasing the number of shifts worked.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various claims relating to environmental and waste disposal matters at the sites of a number of current and former plants. The Company participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, the Company believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 2000 Annual Report to Stockholders incorporated by reference into this Form 10-K.

The Company is a defendant in a number of other legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged. The Company believes that these legal proceedings, individually and in the aggregate, will not have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2000 to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in February 2001, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

         Name              Age    Position
         ----              ---    --------

    Richard M. Rompala      54    Chairman since February 1998, Chief Executive
                                  Officer since October 1995 and President since
                                  March 1994

    John M. Ballbach        40    Senior Vice President, Operations, E-Commerce,
                                  EPS and Color Corporation since December 2000

    Rolf Engh               47    Senior Vice President since November 1998,
                                  General Counsel and Secretary since April 1993

    Steven L. Erdahl        48    Senior Vice President, Industrial Coatings and
                                  Automotive since December 2000

    William L. Mansfield    52    Senior Vice President, Architectural and
                                  Packaging Coatings since December 2000

    Paul C. Reyelts         54    Senior Vice President, Finance and Chief
                                  Financial Officer since November 1998

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to December 2000, Mr. Ballbach was Senior Vice President - Operations, EPS and Color Corporation since February 2000. Prior to February 2000, Mr. Ballbach was Group Vice President - Packaging since November 1998 and President - Europe, Middle East and South Africa since June 1996.

Prior to November 1998, Mr. Engh was Vice President, International since September 1993.

Prior to December 2000, Mr. Erdahl was Senior Vice President - Packaging and Industrial Coatings since February 2000. Prior to February 2000, Mr. Erdahl was Senior Vice President - Operations since November 1998. Prior to November 1998, Mr. Erdahl was Vice President - Industrial Coatings Group since June 1991.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to December 2000, Mr. Mansfield was Senior Vice President - Architectural, Automotive and Specialty Coatings since February 2000. Prior to February 2000, Mr. Mansfield was Senior Vice President - Packaging and Industrial Coatings since November 1998. Prior to November 1998, Mr. Mansfield was Vice President - Packaging Coatings Group since February 1991.

Prior to November 1998, Mr. Reyelts was Vice President, Finance since April
1982.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information in the section titled "Stock Information and Dividends" on pages 6 and 7 of Valspar's 2000 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 29, 2000 was 1,731.

The quarterly dividend declared December 12, 2000, which was paid January 15, 2001 to Common Stockholders of record December 29, 2000, was increased to 13.5(cent) per share.

ITEM 6. SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1996 through 2000 on pages 6 and 7 of Valspar's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 10 of Valspar's 2000 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 22 of Valspar's 2000 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 and 3 of Valspar's Proxy Statement dated January 26, 2001 is incorporated herein by reference. The information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of Valspar's Proxy Statement dated January 26, 2001 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 7 through 9 and the section titled "Director Compensation" on page 5 of Valspar's Proxy Statement dated January 26, 2001 is incorporated herein by reference. The information in the section titled "Change in Control Agreements" on page 9 of Valspar's Proxy Statement dated January 26, 2001 is incorporated herein by reference. The information on pages 10 through 15 of Valspar's Proxy Statement dated January 26, 2001 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 21 and 22 of Valspar's Proxy Statement dated January 26, 2001 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 6 of Valspar's Proxy Statement dated January 26, 2001 is incorporated herein by reference.

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

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended October 27, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)      The following exhibits are filed as part of this report.

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------

         2(a)(6) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

         2(b)(9) DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT BETWEEN DEXTER CORPORATION AND THE REGISTRANT MADE AND ENTERED INTO AS OF AUGUST 21, 1998, AS AMENDED BY THE FIRST AMENDMENT TO DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT DATED FEBRUARY 26, 1999 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

         2(c)(14) AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000.

         3(a)(7) CERTIFICATE OF INCORPORATION--as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997, and to Article Eleven dated February 25, 1987

         3(b)(7)    BY-LAWS--as amended to and including October 15, 1997

         4(a)(11) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT.

         10(a)(1)   THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

         10(b)(1) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

         10(c)(2)   THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)      Index of Exhibits (continued)

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------

         10(d)(10)  THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN--as amended to and including September 20, 1999**

         10(e)(3)   THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

         10(f)(10)  THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as
                    amended to and including October 20, 1999**

         10(g)(7) THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS**

         10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN--as amended August 19, 1997**

         10(i)(4)   THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

         10(j)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

         10(k)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK N.A.

         10(l)(12)  CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE
                    COMPANY'S NAMED EXECUTIVES

         10(m)(13)  180-DAY CREDIT AGREEMENT DATED AS OF AUGUST 25, 2000 AMONG
                    THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND WACHOVIA BANK, N.A., AS ADMINISTRATIVE AGENT.

         10(n)* 364-DAY CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000, AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT.

         10(o)* FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000, AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)      Index of Exhibits (continued)

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------

         10(p)* CREDIT AGREEMENT DATED AS OF DECEMBER 19, 2000, AMONG THE REGISTRANT, CERTAIN BANKS, AND WACHOVIA BANK, N.A., AS ADMINISTRATIVE AGENT.

         13* 2000 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

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

         (8) As filed with Form 10-K for the period ended October 30, 1998.

         (9) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 15, 1999 and with Form 8-K/A filed on May 12, 1999.

         (10) As filed with Form 10-K for the period ended October 29, 1999.

         (11) Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

         (12) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)      Index of Exhibits (continued)

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------

         (13) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 28, 2000.

         (14) Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

         *          As filed with this Form 10-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

         Portions of the 2001 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)      See page F-2 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            THE VALSPAR CORPORATION


                                            /s/Rolf Engh                 1/23/01
                                            ------------------------------------
                                            Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Richard M. Rompala           1/23/01     /s/Susan S. Boren            1/23/01
---------------------------------------     ------------------------------------
Richard M. Rompala, Director                Susan S. Boren, Director
Chairman, President and Chief Executive
Officer (principal executive officer)       /s/Jeffrey H. Curler         1/23/01
                                            ------------------------------------
/s/Paul C. Reyelts              1/23/01     Jeffrey H. Curler, Director
---------------------------------------
Paul C. Reyelts, Senior Vice President,     /s/Charles W. Gaillard       1/23/01
Finance and Chief Financial Officer         ------------------------------------
(principal financial officer)               Charles W. Gaillard, Director

/s/Lori A. Walker               1/23/01
---------------------------------------     ------------------------------------
Lori A. Walker, Controller                  Thomas R. McBurney, Director
(principal accounting officer)

                                            ------------------------------------
                                            Kendrick B. Melrose, Director

                                            /s/Gregory R. Palen          1/23/01
                                            ------------------------------------
                                            Gregory R. Palen, Director


                                            ------------------------------------
                                            Lawrence Perlman, Director

                                            /s/Edward B. Pollak          1/23/01
                                            ------------------------------------
                                            Edward B. Pollak, Director


                                            ------------------------------------
                                            Michael P. Sullivan, Director

                                            /s/Richard L. White          1/23/01
                                            ------------------------------------
                                            Richard L. White, Director

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 27, 2000

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota

                             The Valspar Corporation

                Form 10-K - Item 14(a)(1) and (2) and Item 14(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a) of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 27, 2000:

                                                                      Pages in
                                                                   Annual Report
                                                                   -------------

Report of Independent Auditors ........................................   23

Financial Statements:

  Consolidated Balance Sheets--October 27, 2000 and October 29, 1999 ..   11
  Consolidated Statements of Income--Years ended October 27, 2000,
   October 29, 1999 and October 30, 1998 ..............................   12
  Consolidated Statements of Changes in Stockholders' Equity--Years
   Ended October 27, 2000, October 29, 1999 and October 30, 1998 ......   13
  Consolidated Statements of Cash Flows--Years ended October 27, 2000,
   October 29, 1999 and October 30, 1998 ..............................   14
  Notes to Consolidated Financial Statements .......................... 15 - 22
Selected Quarterly Financial Data (Unaudited) .........................   22


The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

  Years ended October 27, 2000, October 29, 1999 and October 30, 1998

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

                             The Valspar Corporation

           Schedule II--Valuation and Qualifying Accounts and Reserves

------------------------------------------------------------------------------------------------------------------------
                COL. A                    COL. B          COL. C          COL. C           COL. D           COL. E
------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        ------------------------------
                                                           (1)              (2)
                                        Balance at      Charged to    Charged to Other
                                       Beginning of      Expense         Accounts--       Deductions--    Balance at End
             Description                 Period         or (Income)       Describe          Describe        of Period
------------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted
  from asset accounts
   Allowance for doubtful accounts:

     Year ended October 27, 2000        $4,801,000      $  999,313                       $1,084,064 (1)     $4,925,000
                                                                                           (208,751)(2)

     Year ended October 29, 1999         1,464,000       1,937,000      $2,606,000 (3)    1,355,000 (1)      4,801,000
                                                                                           (149,000)(2)

     Year ended October 30, 1998         1,364,000       2,099,000                        2,436,000 (1)      1,464,000
                                                                                           (437,000)(2)


(1)  Uncollectible accounts written off.

(2)  Recoveries on accounts previously written off.

(3)  Consists principally of amounts relating to businesses acquired.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------
         2(a)(6) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

         2(b)(9) DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT BETWEEN DEXTER CORPORATION AND THE REGISTRANT MADE AND ENTERED INTO AS OF AUGUST 21, 1998, AS AMENDED BY THE FIRST AMENDMENT TO DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT DATED FEBRUARY 26, 1999 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

         2(c)(14) AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000.

         3(a)(7) CERTIFICATE OF INCORPORATION--as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997, and to Article Eleven dated February 25, 1987

         3(b)(7)    BY-LAWS--as amended to and including October 15, 1997

         4(a)(11) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT.

         10(a)(l)   THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

         10(b)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

         10(c)(2)   THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

         10(d)(10)  THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN--as amended to and including September 20, 1999**

         10(e)(3)   THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------
         10(f)(10)  THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN--as
                    amended to and including October 20, 1999**

         10(g)(7) THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS**

         10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN--as amended August 19, 1997**

         10(i)(4)   THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

         10(j)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

         10(k)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK N.A.

         10(l)(12)  CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE
                    COMPANY'S NAMED EXECUTIVES

         10(m)(13)  180-DAY CREDIT AGREEMENT DATED AS OF AUGUST 25, 2000 AMONG
                    THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND WACHOVIA BANK, N.A., AS ADMINISTRATIVE AGENT.

         10(n)* 364-DAY CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000, AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT.

         10(o)* FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000, AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT.

         10(p)* CREDIT AGREEMENT DATED AS OF DECEMBER 19, 2000, AMONG THE REGISTRANT, CERTAIN BANKS, AND WACHOVIA BANK, N.A., AS ADMINISTRATIVE AGENT.

         13* 2000 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

         Exhibit
         No.                             Description
         -----------------------------------------------------------------------
         21*        Subsidiaries of the Registrant

         23(a)*     Consent of Independent Auditors--Ernst & Young LLP

         --------------------

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

         (8) As filed with Form 10-K for the period ended October 30, 1998.

         (9) Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 15, 1999 and with Form 8-K/A filed on May 12, 1999.

         (10) As filed with Form 10-K for the period ended October 29, 1999.

         (11) Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

         (12) Incorporated by reference to Exhibit 10(a) to Form 10Q for the quarter ended April 28, 2000.

         (13) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 28, 2000.

         (14) Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

         *          As filed with this Form 10-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.