Form 10-Q
period 2001-01-26
VALSPAR CORP
filed 2001-03-06
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months                                             Commission File
Ended January 26, 2001                                           Number:  1-3011



                             THE VALSPAR CORPORATION
                             -----------------------

State of Incorporation:                                     IRS Employer ID No.:
       Delaware                                                  36-2443580


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

As of February 28, 2001, The Valspar Corporation had 42,588,472 shares of common stock outstanding, excluding 10,732,840 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 26, 2001



PART I.   FINANCIAL INFORMATION                                         Page No.
-------------------------------                                         --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - January 26, 2001,
            January 28, 2000 and October 27, 2000.....................    2 - 3

          Condensed Consolidated Statements of Income - Three months
            ended January 26, 2001 and January 28, 2000...............       4

          Condensed Consolidated Statements of Cash Flows - Three
            months ended January 26, 2001 and January 28, 2000........       5

          Notes to Condensed Consolidated Financial Statements -
            January 26, 2001..........................................    6 - 10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................   10 - 11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..      11


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...........................................      12

Item 6.   Exhibits and Reports on Form 8-K............................      12


SIGNATURES............................................................      13
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                           January 26,     January 28,     October 27,
                                                              2001            2000            2000
                                                           -----------     -----------     -----------
                                                           (Unaudited)     (Unaudited)       (Note)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                               $    27,761     $    27,605     $    20,935

   Accounts receivable less allowance (1/26/01 - $7,361;
    1/28/00 - $5,306; 10/27/00 - $4,925)                       317,557         254,969         277,763

   Inventories:
    Manufactured products                                      143,856         114,533         108,225
    Raw materials, supplies and work-in-process                 76,847          52,120          46,662
                                                           -----------     -----------     -----------
                                                              220, 703         166,653         154,887

   Deferred income taxes                                        21,230          18,742          18,464

   Prepaid expenses and other accounts                          78,725          39,113          61,815
                                                           -----------     -----------     -----------
    TOTAL CURRENT ASSETS                                       665,976         507,082         533,864

GOODWILL, NET                                                1,040,592         215,828         208,748

OTHER ASSETS, NET                                               98,537          66,315          83,671

PROPERTY, PLANT AND EQUIPMENT                                  701,384         533,646         545,475
   Less allowance for depreciation                            (266,169)       (228,791)       (246,728)
                                                           -----------     -----------     -----------
                                                               435,215         304,855         298,747
                                                           -----------     -----------     -----------
                                                           $ 2,240,320     $ 1,094,080     $ 1,125,030
                                                           ===========     ===========     ===========

NOTE: The Balance Sheet at October 27, 2000 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                           January 26,     January 28,    October 27,
                                                              2001            2000           2000
                                                           -----------     -----------    -----------
                                                           (Unaudited)     (Unaudited)      (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                                  $    44,400     $    50,961    $    40,195
   Trade accounts payable                                      167,376         139,497        153,996
   Income taxes                                                 18,477          19,909         10,910
   Accrued liabilities                                         174,515         120,972        129,187
                                                           -----------     -----------    -----------

     TOTAL CURRENT LIABILITIES                                 404,768         331,339        334,288

LONG-TERM DEBT                                               1,340,291         316,734        300,300

DEFERRED INCOME TAXES                                           23,021          11,172         22,366

DEFERRED LIABILITIES                                            32,123          32,453         30,505

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50; Authorized -
    120,000,000 shares;
     Shares issued, including shares
     in treasury - 53,321,312)                                  26,660          26,660         26,660

   Additional paid-in capital                                   34,768          32,347         34,267

   Retained earnings                                           494,887         435,241        490,860

   Other                                                        (3,015)          2,250           (306)
                                                           -----------     -----------    -----------
                                                               553,300         496,498        551,481
   Less cost of Common Stock in treasury (1/26/01 -
    10,809,339 shares; 1/28/00 - 10,258,334; 10/27/00 -
    10,840,142 shares)                                         113,183          94,116        113,910
                                                           -----------     -----------    -----------
                                                               440,117         402,382        437,571
                                                           -----------     -----------    -----------

                                                           $ 2,240,320     $ 1,094,080    $ 1,125,030
                                                           ===========     ===========    ===========

NOTE: The Balance Sheet at October 27, 2000 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                              THREE MONTHS ENDED
                                              ------------------
                                         January 26,      January 28,
                                             2001             2000
                                         ------------     ------------

Net sales                                $    336,980     $    323,671

Costs and expenses:

   Cost of sales                              243,645          231,230

   Research and development                    11,824           11,749

   Selling and administration                  60,158           56,704
                                         ------------     ------------
Income from Operations                         21,353           23,988

   Interest expense                            14,214            4,903

   Other (income)/expense - net                (1,193)             231
                                         ------------     ------------
Income before income taxes                      8,332           18,854

Income taxes                                    3,874            7,399
                                         ------------     ------------
Net income                               $      4,458     $     11,455
                                         ------------     ------------
Net income per common share - basic      $       0.10     $       0.27
                                         ============     ============
Net income per common share - diluted    $       0.10     $       0.26
                                         ============     ============


Average number of common shares
   outstanding - basic                     42,492,227       42,993,438
               - diluted                   42,947,940       43,687,208

Dividends paid per common share          $      0.135     $      0.130



See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                       January 26,   January 28,
                                                         2001          2000
                                                       ---------     ---------
OPERATING ACTIVITIES:
   Net income                                          $   4,458     $  11,455
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                        9,732         9,864
       Amortization                                        4,051         2,475
       Gains on asset divestiture                           (736)            0
       Increase (decrease) in cash due to changes
         in net operating assets, net of effects of
         acquired businesses:
           Accounts and notes receivable                  44,546         5,694
           Inventories and prepaid assets                (12,741)       (3,433)
           Trade accounts payable and accrued
             liabilities                                 (58,549)      (32,923)
           Income taxes payable                            3,442        (1,953)
           Other deferred liabilities                         57           247
       Other                                                (439)          142
                                                       ---------     ---------

   Net Cash Used In Operating Activities                  (6,179)       (8,432)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment             (3,687)       (4,753)
   Acquired businesses/assets, net of cash              (807,042)            0
   Divested businesses/assets                              7,268             0
   Other investments/advances to joint ventures                0        (1,282)
                                                       ---------     ---------

   Net Cash Used In Investing Activities                (803,461)       (6,035)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                          820,930        14,922
   Proceeds from sale of treasury stock                    1,271           356
   Purchase of shares of Common Stock for treasury             0          (784)
   Dividends paid                                         (5,735)       (5,611)
                                                       ---------     ---------

   Net Cash Provided By Financing Activities             816,466         8,883

Increase/(Decrease) in Cash and Cash Equivalents           6,826        (5,584)

Cash and Cash Equivalents at Beginning of Period          20,935        33,189
                                                       ---------     ---------

Cash and Cash Equivalents at End of Period             $  27,761     $  27,605
                                                       =========     =========


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2001

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and three months ended January 26, 2001 are not necessarily indicative of the results that may be expected for the year ended October 26, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 27, 2000.

NOTE 2:  ACCOUNTS PAYABLE

Trade accounts payable include $20.3 million at January 26, 2001, $23.3 million at October 27, 2000 and $17.7 million at January 28, 2000 of issued checks which had not cleared the Company's bank accounts.

NOTE 3:  ACQUISITIONS AND DIVESTITURES

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries is one of the five largest industrial coatings and specialty chemicals manufacturers in North America with reported sales of $656.2 million for the year ended November 30, 1999, and $669.7 million for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The purchase price allocation is preliminary and is subject to change upon completion of final valuations. The excess of the purchase price over the estimated fair value of the net assets acquired is approximately $815 million and has been recorded as goodwill. This amount is being amortized over a 40-year useful life. The following unaudited pro forma combined summary statement of income information for the three month periods ended January 26, 2001 and January 28, 2000 was prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflect adjustments for interest expense and amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2001 - CONTINUED

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars,          Three months ended         Three months ended
except per share data)           January 26, 2001           January 28, 2000
                                 ----------------           ----------------
Net sales                            $434,478                   $477,518
Net income                             (2,428)                     3,981
Net income per share-basic               (.06)                       .09
Net income per share-diluted             (.06)                       .09

During the first quarter of fiscal 2001, the Company completed the sale of its existing mirror coatings businesses as a condition of Federal Trade Commission approval for the Lilly Industries acquisition. This product line had revenues of approximately $12 million for the year ended October 27, 2000. Operating results from this business were not material to the results of operations reported for the three month periods ended January 26, 2001 and January 28, 2000.

In November 2000, the Company acquired the 49% interest in The Valspar (Mexico) Corporation, S.A. de C.V. held by its joint venture partner. The Valspar (Mexico) Corporation has operations in Mexico City and Monterrey and produces Industrial and Packaging coatings. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

In December 1997, as a part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as a part of the Dexter acquisition, the Company acquired Dexter's majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates' 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2001 - CONTINUED

NOTE 4:  COMPREHENSIVE INCOME

The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consists of foreign currency translation adjustments of ($2,981,000), ($1,306,000) and ($4,004,000) as of January 26, 2001, October
27, 2000 and January 28, 2000, respectively.

NOTE 5:  SEGMENT INFORMATION

Prior to the Lilly Industries acquisition, the Company had two reportable segments: Coatings and Coatings Intermediates. After the Lilly Industries acquisition, the Company reviewed its reportable segments. Based on the similar nature of the Company's and Lilly Industries' products, technologies, manufacturing processes, distribution methods, regulatory environment and internal management structure, and considering the aggregation criteria of SFAS 131, the Company included the former Lilly Industries operations in its Coatings segment. As a result, the Coatings Intermediates segment, which had been separately reported, no longer meets the quantitative criteria for separate reporting and is referenced in the table below as "Other."

The Company now operates its business in one reportable segment: Coatings. The Company manufactures and distributes a broad portfolio of coatings products. The Architectural, Automotive and Specialty product line includes interior and exterior decorative paints and aerosols, automotive and fleet refinish and high performance floor coatings. The Packaging product line includes coatings and inks for rigid packaging containers. The Industrial product line includes decorative and protective coatings for wood, metal and plastic substrates. The Other category includes primarily resins, colorants and composites. The resins and colorants are sold to the Company's Coatings segment and to other coatings manufacturers.

There are certain business activities, referred to as "Corporate" in the following table, that do not constitute an operating segment. Included in Corporate are administrative expenses of the headquarters site, gains or losses on the sale of certain assets, and other income or expenses not directly related to an operating segment. The Company evaluates the performance of operating segments and allocates resources based on profit or loss from operations before interest expense and income taxes (EBIT).

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2001 - CONTINUED

Net sales and earnings before interest expense and income taxes (EBIT) for the Coatings segment are as follows:

(Dollars in Thousands)                         Three Months Ended
                                    January 26, 2001          January 28, 2000
                                    ----------------          ----------------
Net Sales:
   Total Coatings                      $ 314,356                 $ 304,210
   Other                                  22,624                    19,461
                                       ---------                 ---------
Total Net Sales                          336,980                   323,671

EBIT:
   Coatings                               25,712                    28,927
   Other                                   2,297                     2,587
                                       ---------                 ---------

Corporate                                 (5,463)                   (7,757)
                                       ---------                 ---------
Total EBIT                                22,546                    23,757
                                       ---------                 ---------

NOTE 6:  NEW ACCOUNTING STANDARDS

Effective October 28, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company has developed procedures and polices for use of derivative instruments and hedging strategies. The Company currently has two forward contracts in place to hedge inter-company loans. These forward contracts do not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Conversion to the Euro

On January 1, 1999, eleven of the member countries of the European Monetary Union converted from their sovereign currencies to a common currency, the euro. At that time, fixed conversion rates between the legacy currencies and the euro were set. The legacy currencies will remain legal tender through July 1, 2002. Beginning January 1, 2002, euro-denominated currency will be issued. No later than July 1, 2002, the participating countries will withdraw all bills and coins so that their legacy currencies will no longer be considered legal tender.

The Company has identified and substantially addressed the significant issues that may have resulted from the euro conversion. These issues include increased competitive pressures from greater price transparency, changes to information systems to accommodate various aspects of the new currency and exposure to market risk with respect to financial instruments. The impact on the Company's operating results and financial condition from the conversion to the euro has not been, and is not expected to be, material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2001 - CONTINUED

NOTE 7:  RECLASSIFICATION

Certain amounts in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 4.1% to $336,980,000 from $323,671,000 in 2000. Core business decline was approximately 3.2%, with the impact of acquisitions and divestitures accounting for 10.6% growth and foreign currency translation accounting for a 3.3% reduction in sales reported for the quarter. The decline in sales, excluding acquisitions and divestitures, was primarily driven by volume decreases in the Industrial and Architectural, Automotive and Specialty product lines. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

The gross profit margin decreased to 27.7% in the first quarter of 2001 from 28.6% in the first quarter of 2000. The lower margin was attributable to cost increases for key raw materials.

Operating expenses (research and development, selling and administrative) increased 5.2% to $71,982,000 (21.4% of net sales) in the first quarter of 2001 compared to $68,453,000 (21.1% of net sales) in 2000. This increase was primarily attributable to higher operating costs associated with the Lilly Industries acquisition as well as the related amortization charges. Excluding the impact of acquisitions and divestitures, operating expenses decreased approximately 6%.

Interest expense increased to $14,214,000 in the first quarter of 2001 from $4,903,000 in 2000 due to higher debt levels resulting from the Lilly Industries acquisition.

Net income in the first quarter of 2001 decreased 61.1% to $4,458,000 or $.10 per diluted share.

Financial Condition: The net cash used by the Company's operations was $6,179,000 for the first three months of 2001, compared with $8,432,000 for the first three months of 2000. During the first quarter of 2001, $820,930,000 in proceeds from bank borrowings were used to fund $807,042,000 in acquisition investments, $3,687,000 in capital expenditures and $5,735,000 in dividend repayments.

Accounts receivable decreased $44,546,000 as higher year-end balances resulting from fourth quarter sales were collected and sales volumes decreased. Inventories and other assets increased $12,741,000 as a result of prepaid acquisition costs. Accounts payable and accrued liabilities decreased $58,549,000 primarily as a result of payment of various year-end accruals and the timing of payables disbursements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital expenditures for property, plant and equipment were $3,687,000 in the first three months of 2001, compared with $4,753,000 in the first three months of 2000. The decrease in capital expenditures in 2001 was related to tight spending controls, and the Company expects capital spending to be somewhat lower than 2000, excluding potential spending due to the Lilly acquisition.

The ratio of total debt to capital increased to 75.9% at the end of first quarter of 2001 from 43.8% at the close of fiscal 2000. The total debt to capital ratio as of January 28, 2000 was 47.7%. The Company believes its existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

Forward Looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include risks related to the Company's recent acquisition of Lilly Industries, Inc., which is the Company's largest acquisition to date, including risks of adverse changes in the results of Lilly Industries operations due to economic conditions or unforeseen factors; risks of higher than anticipated costs of integration of Lilly Industries employees or systems; risks of disruptions in business resulting from the integration process; and significantly higher levels of debt for the Company resulting in higher interest costs. Outside of the Lilly Industries acquisition, general risks and uncertainties facing the Company also include such things as: the Company's reliance on the efforts of vendors, government agencies, utilities, and other third parties to achieve adequate compliance and avoid disruption of its business; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect sales (which may have a greater relative impact on Lilly's sales); and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market Risk. The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. The Company has not hedged its exposure to translation gains and losses; however, it has reduced its exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations. However, including the impact of debt incurred to fund the acquisition of Lilly Industries in fiscal 2001, if interest rates are 10% higher in 2001, interest expense would increase by approximately $10 million.

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 27, 2000.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) During the three months ended January 26, 2001, a report on Form 8-K, dated December 20, 2000, was filed on January 4, 2001, covering the acquisition by the Company of Lilly Industries, Inc., pursuant to the terms of an Agreement and Plan of Merger dated June 23, 2000. Additionally, a report on Form 8-K/A was filed on February 9, 2001, providing the required financial information which was not previously available.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                THE VALSPAR CORPORATION


Date:    March 6, 2001                          By   /s/Rolf Engh
                                                     ---------------------------
                                                     R. Engh
                                                     Secretary


Date:    March 6, 2001                          By   /s/P. C. Reyelts
                                                     ---------------------------
                                                     P. C. Reyelts
                                                     Sr. Vice President, Finance
                                                     (Chief Financial Officer)