Form 10-Q
period 2001-04-27
VALSPAR CORP
filed 2001-06-11
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

Washington, DC

20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months	Commission File
Ended April 27, 2001	Number: 1-3011

THE VALSPAR CORPORATION

State of Incorporation:	IRS Employer ID No.:
Delaware	36-2443580

Principal Executive Offices:

1101 Third Street South
Minneapolis, MN 55415

Telephone Number: 612/332-7371

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

As of May 31, 2001, The Valspar Corporation had 49,518,040 shares of common stock outstanding, excluding 10,703,272 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended April 27, 2001

PART I.	FINANCIAL INFORMATION	PAGE NO.

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets – April 27, 2001, April 28, 2000, and October 27, 2000	2 – 3

Condensed Consolidated Statements of Income - Three months and six months ended April 27, 2001 and April 28, 2000	4

Condensed Consolidated Statements of Cash Flows – Six months ended April 27, 2001 and April 28, 2000	5

Notes to Condensed Consolidated Financial Statements - April 27, 2001	6 – 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 – 11

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 4.	Submission of Matters to a Vote of Security Holders	11 – 12

Item 6.	Exhibits and Reports on Form 8-K	12

SIGNATURES	13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	April 27, 2001 (Unaudited)	April 28, 2000 (Unaudited)	October 27, 2000 (Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$23,266	$24,672	$20,935

Accounts receivable less allowance
(4/27/01-$8,227; 4/28/00- $5,645;
10/27/00 -$4,925)	350,214	288,446	277,763

Inventories:
Manufactured products	130,154	115,160	108,225
Raw materials, supplies and work-in-
process	72,914	49,743	46,662

	203,068	164,903	154,887

Deferred Income Taxes	21,063	18,683	18,464

Prepaid Expenses and other accounts	76,565	35,451	61,815

TOTAL CURRENT ASSETS	674,176	532,155	533,864

GOODWILL, NET	1,028,862	215,600	208,748

OTHER ASSETS, NET	113,691	73,834	83,671

PROPERTY, PLANT AND
EQUIPMENT	701,094	536,533	545,475
Less allowance for depreciation	(273,933)	(233,806)	(246,728)

	427,161	302,727	298,747

	$2,243,890	$1,124,316	$1,125,030

Note:	The Balance Sheet at October 27, 2000 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

	April 27, 2001 (Unaudited)	April 28, 2000 (Unaudited)	October 27, 2000 (Note)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to banks	$14,600	$47,459	$40,195
Trade accounts payable	208,222	154,599	153,996
Income taxes	29,622	22,655	10,910
Accrued liabilities	166,464	124,472	129,187

TOTAL CURRENT LIABILITIES	418,908	349,185	334,288

LONG TERM DEBT	1,135,128	324,775	300,300

DEFERRED INCOME TAXES	22,017	11,783	22,366

DEFERRED LIABILITIES	30,744	29,317	30,505

STOCKHOLDERS’ EQUITY:
Common Stock (Par value - $.50; Authorized -
126,900,000 shares; Shares issued, including
shares in treasury - 60,221,312 shares)	30,110	26,660	26,660

Additional paid-in capital	216,536	32,881	34,267

Retained earnings	508,173	454, 256	490,860

Other	(3,848)	2,280	(306)

	750,971	516,077	551,481

Less cost of common stock in treasury
(4/27/01-10,778,675 shares; 4/28/00 -
10,635,352 shares; 10/27/00-10,840,142
shares)	113,878	106,821	113,910

	637,093	409,256	437,571

	$2,243,890	$1,124,316	$1,125,030

Note:	The Balance Sheet at October 27, 2000 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 27, 2001	April 28, 2000	April 27, 2001	April 28, 2000

Net sales	$513,745	$392,780	$850,725	$716,451

Costs and expenses:

Cost of sales	351,646	272,755	595,291	503,985

Research and development	15,940	11,806	27,762	23,555

Selling and administration	79,299	59,898	135,408	114,127

Amortization	7,821	2,513	11,872	4,988

Restructuring charge		(1,200)		(1,200)

Income from Operations	59,039	47,008	80,392	70,996

Interest expense	23,707	5,606	37,921	10,509

Other (income)/expense - net	157	(113)	(1,036)	118

Income before income taxes	35,175	41,515	43,507	60,369

Income taxes	16,139	16,144	20,013	23,543

Net income	$19,036	$25,371	$23,494	$36,826

Net income per common share - basic	$0.44	$0.59	$0.55	$0.86

Net income per common share - diluted	$0.44	$0.59	$0.54	$0.85

Average number of common shares
outstanding - basic	42,832,481	42,734,764	42,663,294	42,863,221

- diluted	43,353,392	43,256,793	43,113,176	43,476,474

Dividends paid per common share	$0.135	$0.130	$0.270	$0.260

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 27, 2001	April 28,2000
OPERATING ACTIVITIES:
Net income	$23,494	$36,826
Adjustments to reconcile net income to net cash provided
by operating activities:
Restructuring charges		(1,200)
Depreciation	21,476	19,900
Amortization	11,872	4,988
Gains on sales of assets	(736)	0
Increase (decrease) in cash due to changes in net
operating assets, net of effects of acquired businesses:
Accounts and notes receivable	11,887	(27,783)
Inventories and prepaid assets	7,221	2,039
Trade accounts payable and
accrued liabilities	(26,704)	(12,659)
Income taxes payable	14,587	793
Other deferred liabilities	(2,326)	(2,150)
Other	(5,891)	(2,923)

Net Cash Provided By Operating Activities	54,880	17,831

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,955)	(11,939)
Acquired businesses/assets, net of cash	(807,042)	(3,935)
Divested businesses/assets	7,268	0
Other investments/advances to joint ventures	0	(5,892)

Net Cash Used In Investing Activities	(813,729)	(21,766)

FINANCING ACTIVITIES:
Net proceeds from borrowings	770,653	19,461
Proceeds from sale of treasury stock	2,012	1,004
Purchase of shares of Common Stock for treasury	0	(13,891)
Dividends paid	(11,485)	(11,156)

Net Cash (Used in)/Provided by Financing Activities	761,180	(4,582)

(Decrease)/Increase In Cash and Cash Equivalents	2,331	(8,517)

Cash and Cash Equivalents at Beginning of Period	20,935	33,189

Cash and Cash Equivalents at End of Period	$23,266	$24,672

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2001

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 27, 2001 are not necessarily indicative of the results that may be expected for the year ended October 26, 2001. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation’s annual report on Form 10-K for the year ended October 27, 2000.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable include $30.1 million at April 27, 2001, $23.3 million at October 27, 2000 and $24.4 million at April 28, 2000 of issued checks which had not cleared the Company’s bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America with reported net sales of $656.2 million for the year ended November 30, 1999, and $669.7 million for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The purchase price allocation is preliminary and is subject to change upon completion of final valuations. The excess of the purchase price over the estimated fair value of the net assets acquired is approximately $815 million and has been recorded as goodwill. This amount is being amortized over a 40-year useful life. The following unaudited pro forma combined summary statement of income information for the three month period ended April 28, 2000 and the six month periods ended April 27, 2001 and April 28, 2000 were prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflects adjustments for interest expense and amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2001 - CONTINUED

UNAUDITED PRO FORMA
CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars,	Three Months Ended	Six Months Ended
except per share data)	April 28, 2000	April 27, 2001	April 28, 2000

Net sales	$561,261	$948,223	$1,038,779
Net income	20,672	16,608	24,652
Net income per share-basic	.48	.39	.58
Net income per share-diluted	.48	.38	.57

During the first quarter of fiscal 2001, the Company completed the sale of its existing mirror coatings business as a condition of Federal Trade Commission approval for the Lilly Industries acquisition. This product line had revenues of approximately $12 million for the year ended October 27, 2000. Operating results from this business were not material to the results of operations reported for the three or six month periods ended April 27, 2001 and April 28, 2000.

In November 2000, the Company acquired the 49% interest in The Valspar (Mexico) Corporation, S.A. de C.V. held by its joint venture partner. The Valspar (Mexico) Corporation has operations in Mexico City and Monterrey and produces Industrial and Packaging coatings. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In December 1997, as a part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as a part of the Dexter acquisition, the Company acquired Dexter’s majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates’ 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2001 - CONTINUED

NOTE 4: COMPREHENSIVE INCOME

The Company’s components of Shareholders’ Equity relating to cumulative other comprehensive income/(loss) consist of foreign currency translation adjustments of $744,000, ($1,306,000) and ($4,486,000) as of April 27, 2001, October 27, 2000 and April 28, 2000, respectively.

NOTE 5: SEGMENT INFORMATION

Prior to the Lilly Industries acquisition, the Company had two reportable segments: coatings and coatings intermediates. Following the acquisition, the Company included the former Lilly Industries operations in its coatings segment, and the coating intermediates segment no longer meets the quantitative criteria for separate reporting. The Company now refers to these products as Other.

The Company now operates its business in one reportable segment: Coatings. The Company manufactures and distributes a broad portfolio of coatings products. The Industrial product line includes decorative and protective coatings for wood, metal, plastic and glass. The Packaging product line includes coatings and inks for rigid packaging containers. The Architectural, Automotive and Specialty (AAS) product line includes interior and exterior decorative paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, as well as automotive refinish and high performance floor coatings. The Other category includes specialty polymers and colorants, which are used internally and sold to other coatings manufacturers.

Net sales by product line are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 27, 2001	April 28, 2000	April 27, 2001	April 28, 2000
Industrial	210,303	96,057	318,251	178,854
Packaging	123,467	129,937	242,000	252,226
AAS	145,296	143,085	233,171	242,209
Other	34,679	23,701	57,303	43,162

	513,745	392,780	850,725	716,451

NOTE 6: STOCKHOLDERS’ EQUITY

On April 23, 2001, the Company issued and sold 6,900,000 shares of common stock (which includes an over-allotment option of 900,000 shares) at a public offering price of $28.00 per share. Gross proceeds of the offering were approximately $193,200,000 which were used to reduce bank debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2001 - CONTINUED

NOTE 7: NEW ACCOUNTING STANDARDS

Effective October 28, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities.” The Company has developed procedures and policies for use of derivative instruments and hedging strategies. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 8: RECLASSIFICATION

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 30.8% to $513,745,000 from $392,780,000 in 2000. For the six month period net sales increased 18.7% to $850,725,000 from $716,451,000. The sales increase was attributable to the acquisition of Lilly Industries. For the quarter, the impact of acquisitions and divestitures, principally the Lilly acquisition, accounted for 36% growth. This growth was partially offset by a 3.3% decline in core business net sales and a 1.9% reduction in reported net sales as a result of foreign currency translation. The decline in sales, excluding acquisitions and divestitures, was primarily driven by volume decreases in the Industrial product lines. Due to the seasonal nature of the Company’s business, sales for the second quarter and six month period are not necessarily indicative of sales for the full year.

The gross profit margin increased to 31.6% from 30.6% in the second quarter of 2001 and to 30.0% from 29.7% for the first six months from the comparable periods last year. The increased margin was attributable to realization of integration savings on raw materials as a result of the Lilly acquisition.

Operating expenses (research and development, selling and administrative) increased 38.9% to $103,060,000 (20.1% of net sales) in the second quarter of 2001 compared to $74,217,000 (18.9% of net sales) in 2000. Year to date operating expenses increased 22.7% to $175,042,000 (20.6% of net sales) compared with $142,670,000 (19.9% of net sales) for the same period last year. This increase was primarily attributable to higher operating costs associated with the Lilly Industries acquisition as well as the related amortization charges. Excluding the impact of acquisitions and divestitures, operating expenses decreased approximately 8% for the quarter and 7% year to date.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense during the second quarter of 2001 increased to $23,707,000 from $5,606,000 in 2000. Year to date interest expense increased to $37,921,000 from $10,509,000 in the prior year. The increases in both periods are due to higher debt levels resulting from the Lilly Industries acquisition.

Net income in the second quarter of 2001 decreased 25% to $19,036,000 or $.44 per diluted share. Year to date net income deceased 36.2% to $23,494,000 or diluted earnings per share of $.54.

Financial Condition: The net cash provided by the Company’s operations was $54,880,000 for the first six months of 2001, compared with $17,831,000 for the first six months of 2000. During the first six months of 2001, the Company reported $770,653,000 in net proceeds from bank borrowings. This reflected approximately $1,000,000,000 in bank financing in December 2000 in connection with the Lilly Industries acquisition. In April 2001, the Company received gross proceeds of approximately $193,200,000 in the public stock offering. The net proceeds from the stock offering and additional cash from operations were used to reduce the bank debt. See Note 6 to the Consolidated Financial Statements. The cash provided by financing activities was used to fund $807,042,000 in acquisition investments, $13,955,000 in capital expenditures and $11,485,000 in dividend payments.

Accounts receivable decreased $11,887,000 as a result of aggressive collections on past due accounts. Inventories and other assets decreased $7,221,000 as a result of tighter inventory controls. Accounts payable and accrued liabilities decreased $26,704,000 primarily as a result of the timing of payables disbursements and accrued liability disbursements.

Capital expenditures for property, plant and equipment were $13,955,000 in the first six months of 2001, compared with $11,939,000 in the first six months of 2000. The increase in capital expenditures in 2001 was primarily related to the Lilly acquisition.

The ratio of total debt to capital increased to 64.3% at the end of second quarter of 2001 from 43.8% at the close of fiscal 2000. The total debt to capital ratio as of April 28, 2000 was 47.6%. The Company has guaranteed 7 ¾% Senior Notes due in the year 2007 issued by Lilly Industries with a principal amount of $100,000,000 as of April 27, 2001. The Company believes its existing lines of credit and access to credit facilities will be sufficient to meet its current and projected needs for financing.

Forward Looking Statements: This discussion contains certain “forward-looking” statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include risks related to the Company’s recent acquisition of Lilly Industries, Inc., which is the Company’s largest acquisition to

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

date, including risks of adverse changes in the results of Lilly Industries operations due to economic conditions or unforeseen factors; risks of higher than anticipated costs of integration of Lilly Industries employees or systems; risks of disruptions in business resulting from the integration process; and significantly higher levels of debt for the Company resulting in higher interest costs. Outside of the Lilly Industries acquisition, general risks and uncertainties facing the Company also include such things as: the Company’s reliance on the efforts of vendors, government agencies, utilities, and other third parties to achieve adequate compliance and avoid disruption of its business; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry (which may have a greater relative impact on Lilly’s sales); changes in the Company’s relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market Risk. The Company’s foreign sales and results of operations are subject to the impact of foreign currency fluctuations. The Company has not hedged its exposure to translation gains and losses; however, it has reduced its exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates would not have a material effect on the Company’s results of operations or financial position.

The Company is also subject to interest rate risk. The Company has not hedged its exposure to interest rate fluctuations. Including the impact of debt incurred to fund the acquisition of Lilly Industries in fiscal 2001, if interest rates are 10% higher in 2001, interest expense would increase by approximately $7 million.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS:

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any pending legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 27, 2000.

ITEM 4:	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 28, 2001. The stockholders took the following actions:

ITEM 4:	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS - CONTINUED

        (i) The stockholders elected three directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Charles W. Gaillard	36,282,997	3,271,706
Gregory R. Palen	39,074,587	480,116
Lawrence Perlman	39,022,970	531,733

(ii)     The stockholders approved an increase in the shares reserved under the Corporation’s 1991 Stock Option Plan. 31,415,557 votes were cast for the resolution, 2,553,277 votes were cast against the resolution, 722,582 votes abstained; and there were no broker non-votes.

(iii)     The stockholders approved the Corporation’s 2001 Stock Incentive Plan. 28,908,488 votes were cast for the resolution; 5,102,169 votes were cast against the resolution; 680,759 votes abstained; and there were no broker non-votes.

(iv)     The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2001. 39,294,085 votes were cast for the resolution; 184,944 votes were cast against the resolution, shares representing 75,674 votes abstained; and there were no broker non-votes.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K:

(a)	4(a) Indenture, dated November 10, 1997, between Lilly Industries, Inc. and Harris Trust and Savings Bank. This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

4(b) Amendment No. 1, dated March 15, 2001 to Indenture dated November 10, 1997 by and among Valspar Industries, Inc. (formerly named Lilly Industries, Inc.), BNY Midwest Trust Company, Trustee, as successor trustee to Harris Trust and Savings Bank, in order to amend the Indenture dated November 10, 1997.

4(c) Guaranty, dated March 15, 2001 by The Valspar Corporation to BNY Midwest Trust Company.

10(a) The Valspar Corporation 1991 Stock Option Plan –as amended to and including December 12, 2000.

10(b) The Valspar Corporation 2001 Stock Incentive Plan

(b)	The registrant did not file any reports on Form 8-K during the three months ended April 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 11, 2001	By /s/ R. Engh
R. Engh
Secretary

Date: June 11, 2001	By /s/ P. C. Reyelts
P. C. Reyelts
Senior Vice President, Finance
(Chief Financial Officer)