Form 10-Q
period 2001-07-27
VALSPAR CORP
filed 2001-09-10
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Nine Months                                              Commission File
Ended July 27, 2001                                              Number: 1-3011



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

As of August 31, 2001, The Valspar Corporation had 49,535,460 shares of common stock outstanding, excluding 10,685,852 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 27, 2001


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - July 27, 2001,
           July 28, 2000 and October 27, 2000...........................  2 & 3

         Condensed Consolidated Statements of Income - Three months
           and nine months ended July 27, 2001 and July 28, 2000........    4

         Condensed Consolidated Statements of Cash Flows - Nine months
           ended July 27, 2001 and July 28, 2000........................    5

         Notes to Condensed Consolidated Financial Statements -
           July 27, 2001................................................  6 - 10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................... 10 - 12

Item 3   Quantitative and Qualitative Disclosures About Market Risk.....   12



PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings..............................................   13

Item 6.  Exhibits and Reports on Form 8-K...............................   13


SIGNATURES..............................................................   13
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

                                          July 27,         July 28,        October 27,
                                            2001             2000             2000
                                        ------------     ------------     ------------
                                        (Unaudited)      (Unaudited)
ASSETS
------

CURRENT ASSETS:

Cash and cash equivalents               $     23,746     $     18,608     $     20,935
Accounts receivable less allowance
   (7/27/01 - $7,490; 7/28/00 -
   $4,701; 10/27/00 - $4,925)                384,143          287,435          277,763

Inventories:
  Manufactured products                      135,070          112,635          108,225
  Raw materials, supplies, and work-
  in-process                                  58,407           49,015           46,662
                                        ------------     ------------     ------------
                                             193,477          161,650          154,887

Deferred income taxes                         21,121           18,616           18,464

Prepaid expenses and other
accounts                                      75,493           50,210           61,815
                                        ------------     ------------     ------------

    TOTAL CURRENT ASSETS                     697,980          536,519          533,864

GOODWILL, NET                              1,028,590          212,708          208,748

OTHER ASSETS, NET                            109,745           68,103           83,671

PROPERTY, PLANT AND
EQUIPMENT                                    707,762          539,628          545,475
Less allowance for depreciation             (284,862)        (241,958)        (246,728)
                                        ------------     ------------     ------------
                                             422,900          297,670          298,747
                                        ------------     ------------     ------------

                                        $  2,259,215     $  1,115,000     $  1,125,030
                                        ============     ============     ============


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(Dollars in Thousands)

                                               July 27,         July 28,        October 27,
                                                 2001             2000             2000
                                             ------------     ------------     ------------
                                             (Unaudited)      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable to banks and current
     portion of long-term debt               $     17,456     $     43,851     $     40,195
  Trade accounts payable                          205,844          152,894          153,996
  Income taxes                                     44,380           21,052           10,910
  Accrued liabilities                             183,155          128,853          129,187
                                             ------------     ------------     ------------

     TOTAL CURRENT LIABILITIES                    450,875          346,650          334,288

LONG TERM DEBT                                  1,098,113          306,100          300,300

DEFERRED INCOME TAXES                              22,378           29,601           22,366

DEFERRED LIABILITIES                               32,220           12,721           30,505

STOCKHOLDERS' EQUITY:
  Common Stock (Par value - $ .50;
  Authorized - 126,900,000 shares;
  Shares issued, including shares in
  treasury - 60,221,312 shares)                    30,110           26,660           26,660

Additional paid-in capital                        216,460           33,357           34,267

Retained earnings                                 526,989          474,219          490,860

Other                                              (4,244)          (2,674)            (306)
                                             ------------     ------------     ------------
                                                  769,315          531,562          551,481
Less cost of common stock in treasury
  (7/27/01 - 10,759,797 shares; 7/28/00 -
  10,743,528 shares; 10/27/00 -
  10,840,142 shares)                              113,686          111,634          113,910
                                             ------------     ------------     ------------
                                                  655,629          419,928          437,571
                                             ------------     ------------     ------------

                                             $  2,259,215     $  1,115,000     $  1,125,030
                                             ============     ============     ============


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollars in Thousands, Except Per Share Amounts)

                                             THREE MONTHS                    NINE MONTHS
                                                ENDED                           ENDED
                                   -----------------------------    -----------------------------
                                     July 27,         July 28,        July 27,         July 28,
                                       2001             2000            2001             2000
                                   ------------     ------------    ------------     ------------
Net sales                          $    544,888     $    385,070    $  1,395,613     $  1,101,521

Costs and expenses:

  Cost of sales                         374,496          267,778         969,787          771,763

  Research and development               15,797           12,071          43,561           35,626

  Selling and administration             91,333           57,489         238,611          176,604

  Restructuring charge                        0                0               0           (1,200)
                                   ------------     ------------    ------------     ------------

Income from Operations                   63,262           47,732         143,654          118,728

  Interest expense                       19,368            5,915          57,289           16,424

  Other (income)/expense - net              (93)              69          (1,129)             187
                                   ------------     ------------    ------------     ------------

Income before income taxes               43,987           41,748          87,494          102,117

Income taxes                             18,485           16,282          38,498           39,825
                                   ------------     ------------    ------------     ------------

Net income                         $     25,502     $     25,466    $     48,996     $     62,292
                                   ============     ============    ============     ============

Net income per common share -
  basic                            $       0.52     $       0.60    $       1.09     $       1.46
                                   ============     ============    ============     ============
Net income per common share -
  diluted                          $       0.51     $       0.59    $       1.08     $       1.44
                                   ============     ============    ============     ============

Average number of common shares
   outstanding - basic               49,453,561       42,607,625      44,935,038       42,777,709
                                   ============     ============    ============     ============
               - diluted             50,201,842       43,110,041      45,348,308       43,336,901
                                   ============     ============    ============     ============

Dividends paid per common share    $      0.135     $      0.130    $      0.405     $      0.390
                                   ============     ============    ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in Thousands)

                                                                  NINE MONTHS ENDED
                                                           ------------------------------
                                                           July 27, 2001    July 28, 2000
                                                           -------------    -------------
OPERATING ACTIVITIES:
  Net income                                                $     48,996     $     62,292
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Restructuring charges                                            0           (1,200)
      Depreciation                                                32,667           25,382
      Amortization                                                21,021            7,936
      Gain on asset divestiture                                     (736)               0
      Increase (decrease) in cash due to changes in
        net operating assets, net of effects of acquired
        businesses:
            Accounts and notes receivable                        (22,042)         (26,772)
            Inventories and prepaid assets                         3,074           (9,400)
            Trade accounts payable and
              accrued liabilities                                 (8,100)          (9,986)
            Income taxes payable                                  29,345             (810)
            Other deferred liabilities                              (489)            (928)
      Other                                                        1,496            4,939
                                                            ------------     ------------

Net Cash Provided By Operating Activities                        105,232           51,453

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                     (22,984)         (19,876)
  Acquired businesses/assets, net of cash                       (807,042)          (3,935)
  Divested businesses/assets                                       7,268                0
  Other investments/advances to joint ventures                         0           (5,804)
                                                            ------------     ------------

Net Cash Used in Investing Activities                           (822,758)         (29,615)

FINANCING ACTIVITIES:
  Net proceeds from borrowing                                    736,494           (2,822)
  Proceeds from sale of treasury stock                             2,012            1,890
  Purchase of shares of Common Stock for treasury                      0          (18,829)
  Dividends paid                                                 (18,169)         (16,658)
                                                            ------------     ------------

Net Cash Provided by/(Used in) Financing Activities              720,337          (36,419)

Increase/(Decrease) In Cash and Cash Equivalents                   2,811          (14,581)

Cash and Cash Equivalents at Beginning of Period                  20,935           33,189
                                                            ------------     ------------

Cash and Cash Equivalents at End of Period                  $     23,746     $     18,608
                                                            ============     ============


See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 27, 2001

NOTE 1:  BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 27, 2001 are not necessarily indicative of the results that may be expected for the year ending October 26, 2001.

The Balance Sheet at October 27, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 27, 2000.

NOTE 2:  ACCOUNTS PAYABLE
------

Trade accounts payable include $31.5 million at July 27, 2001, $23.3 million at October 27, 2000 and $18.7 million at July 28, 2000 of issued checks which had not cleared the Company's bank accounts.

NOTE 3:  ACQUISITIONS AND DIVESTITURES
------

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America with reported net sales of $656.2 million for the year ended November 30, 1999, and $669.7 million for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 27, 2001 - CONTINUED

statements from the date of acquisition. The purchase price allocation is preliminary and is subject to change upon completion of final valuations. The excess of the purchase price over the estimated fair value of the net assets acquired is approximately $815 million and has been recorded as goodwill. This amount is being amortized over a 40-year useful life. The following unaudited pro forma combined summary statement of income information for the three month period ended July 28, 2000 and the nine month periods ended July 27, 2001 and July 28, 2000 were prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflects adjustments for interest expense and amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

(Thousands of dollars,         Three Months Ended           Nine Months Ended
  except per share data)       ------------------    ------------------------------
                                 July 28, 2000       July 27, 2001    July 28, 2000
                                 -------------       -------------    -------------
Net sales                           $ 548,620         $ 1,493,111      $ 1,587,399
Net income                             20,438              42,110           45,093
Net income per share-basic                .48                 .94             1.05
Net income per share-diluted              .47                 .93             1.04

During the first quarter of fiscal 2001, the Company completed the sale of its existing mirror coatings business as a condition of Federal Trade Commission approval for the Lilly Industries acquisition. This product line had revenues of approximately $12 million for the year ended October 27, 2000. Operating results from this business were not material to the results of operations reported for the three or nine month periods ended July 27, 2001 and July 28, 2000.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 27, 2001 - CONTINUED

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

NOTE 4:  COMPREHENSIVE INCOME
------

The Company's components of Shareholders' Equity relating to accumulated other comprehensive income/(loss) consist of foreign currency translation adjustments of $1,157,000, ($1,306,000) and $1,204,000 as of July 27, 2001, October 27, 2000
and July 28, 2000, respectively.

NOTE 5:  SEGMENT INFORMATION
-------

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 27, 2001 - CONTINUED


Net sales by product line are as follows:

(Dollars in
thousands)                   Three Months Ended                 Nine Months Ended
                       -----------------------------     -----------------------------
                         July 27,         July 28,         July 27,         July 28,
                           2001             2000             2001             2000
                       ------------     ------------     ------------     ------------
Industrial             $    210,551     $     94,233     $    528,802     $    273,087
AAS                         174,004          136,924          407,175          379,133
Packaging                   123,643          127,130          365,644          379,356
Other                        36,690           26,783           93,992           69,945
                       ------------     ------------     ------------     ------------
                       $    544,888     $    385,070     $  1,395,613     $  1,101,521

NOTE 6:  STOCKHOLDERS' EQUITY
------

On April 23, 2001, the Company issued and sold 6,900,000 shares of common stock (which includes an over-allotment option of 900,000 shares) at a public offering price of $28.00 per share. Gross proceeds of the offering were approximately $193,200,000 which were used to reduce bank debt.


NOTE 7:  NEW ACCOUNTING STANDARDS
------

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangibles deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will early adopt these Statements effective October 27, 2001. Application of the nonamortization provisions of the Statement is expected to result in an annual increase in reported earnings of approximately $.35 per share. The Company will perform the first of the required tests for impairment of goodwill and indefinite lived intangible assets as of the beginning of 2002 and will complete the initial impairment test by the second quarter of fiscal 2002. The Company has not yet determined what the effect of these tests will be on the reported earnings and financial position of the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED)
JULY 27, 2001 - CONTINUED

Effective October 28, 2000, the Company adopted Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company has developed procedures and policies for use of derivative instruments and hedging strategies. The Company currently has no derivatives recorded in the Balance Sheet. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 8:  SUBSEQUENT EVENTS
------

Effective July 31, 2001, the Company acquired the packaging coatings businesses of Coates Brothers in Singapore, Malaysia, Indonesia and Thailand. This final phase completes the purchase of Coates' worldwide can coatings and inks business over a five-year period. Revenues for these businesses were approximately $7 million in 2000.

NOTE 9:  RECLASSIFICATION
------

Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 41.5% to $544,888,000 from $385,070,000 in 2000. For the nine month period net sales increased 26.7% to $1,395,613,000 from $1,101,521,000. The sales increase was attributable to the acquisition of Lilly Industries. For the quarter, the impact of acquisitions and divestitures, principally the Lilly acquisition, accounted for 35.7% growth. This growth was partially offset by a 2.0% reduction in reported net sales as a result of foreign currency translation. Core growth of 5.2% was primarily driven by improved market conditions and promotional activity in the Architectural business. Due to the seasonal nature of the Company's business, sales for the third quarter and nine month period are not necessarily indicative of sales for the full year.

The gross profit margin increased to 31.3% from 30.5% in the third quarter of 2001 and to 30.5% from 29.9% for the first nine months from the comparable periods last year. The increased gross margin was primarily attributable to realization of integration savings on raw materials as a result of the Lilly Industries acquisition.

Operating expenses (research and development, selling and administrative) increased 54% to $107,130,000 (19.7% of net sales) in the third quarter of 2001 compared to $69,560,000 (18.1% of net sales) in 2000. Year to date operating expenses

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

increased 32.9% to $282,171,000 (20.2% of net sales) compared with $212,230,000
(19.3% of net sales) for the same period last year. This increase was primarily attributable to higher operating costs associated with the Lilly Industries acquisition as well as the related amortization charges.

Interest expense during the third quarter of 2001 increased to $19,368,000 from $5,915,000 in 2000. Year to date interest expense increased to $57,290,000 from $16,424,000 in the prior year. The increases in both periods are due to higher debt levels resulting from the Lilly Industries acquisition.

The year to date effective tax rate decreased to 44.0% due to further analysis of the tax implication related to non-deductible goodwill associated with the Lilly Industries acquisition.

Net income in the third quarter of 2001 of $25,502,000 was flat with the prior year. Diluted earnings per share of $.51 was down 13.6% from the prior year due to an increase in average shares outstanding (see Note 6 to the Consolidated Financial Statements). Year to date net income decreased 21.3% to $48,996,000 or diluted earnings per share of $1.08.

Financial Condition: The net cash provided by the Company's operations was $105,232,000 for the first nine months of 2001, compared with $51,453,000 for the first nine months of 2000. During the first nine months of 2001, the Company reported $736,494,000 in net proceeds from bank borrowings. This reflected approximately $1,000,000,000 in bank financing in December 2000 in connection with the Lilly Industries acquisition. In April 2001, the Company received gross proceeds of approximately $193,200,000 in the public stock offering. The net proceeds from the stock offering and additional cash from operations were used to reduce the bank debt. See Note 6 to the Consolidated Financial Statements. The cash provided by financing activities along with the cash provided by operations was used to fund $807,042,000 in acquisition investments, $22,984,000 in capital expenditures and $18,169,000 in dividend payments.

Accounts receivable increased $22,042,000 due to higher sales levels in the third quarter. Inventories and other assets decreased $3,074,000 as a result of tighter inventory controls. Accounts payable and accrued liabilities decreased $8,100,000 primarily as a result of the timing of payables disbursements and accrued liability disbursements. Income taxes payable increased $29,345,000 due to timing of tax payments.

Capital expenditures for property, plant and equipment were $22,984,000 in the first nine months of 2001, compared with $19,876,000 in the first nine months of 2000. The increase in capital expenditures in 2001 was primarily related to the Lilly Industries acquisition.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The ratio of total debt to capital increased to 63.0% at the end of third quarter of 2001 from 43.8% at the close of fiscal 2000. The total debt to capital ratio as of July 28, 2000 was 45.5%. The Company has guaranteed 7 3/4% Senior Notes due in the year 2007 issued by Lilly Industries with a principal amount of $100,000,000 as of July 27, 2001. The Company believes its existing lines of credit and access to credit facilities will be sufficient to meet its current and projected needs for financing.

Forward Looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include risks related to the Company's recent acquisition of Lilly Industries, Inc., which is the Company's largest acquisition to date, including risks of adverse changes in the results of Lilly Industries operations due to economic conditions or unforeseen factors; risks of higher than anticipated costs of integration of Lilly Industries employees or systems; risks of disruptions in business resulting from the integration process; and significantly higher levels of debt for the Company resulting in higher interest costs. Outside of the Lilly Industries acquisition, general risks and uncertainties facing the Company also include such things as: the Company's reliance on the efforts of vendors, government agencies, utilities, and other third parties to achieve adequate compliance and avoid disruption of its business; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry (which may have a greater relative impact on Lilly's sales); changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

Market Risk. The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. The Company has not hedged its exposure to translation or transaction gains and losses; however, it has reduced its exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

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


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The registrant did not file any reports on Form 8-K during the three months ended July 27, 2001.



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE VALSPAR CORPORATION


Date:    September 10, 2001             By    /s/R. Engh
                                           ----------------------------------
                                              R. Engh
                                              Secretary


Date:    September 10, 2001             By    /s/P. C. Reyelts
                                           ----------------------------------
                                              P. C. Reyelts
                                              Senior Vice President, Finance
                                              (Chief Financial Officer)