Form 10-K
period 2001-10-26
VALSPAR CORP
filed 2002-01-24
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 26, 2001         Commission file number 1-3011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                                Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of December 31, 2001 was $1.4 billion based on the closing sales price of $39.60 per share as reported on the New York Stock Exchange. As of such date, 49,598,813 shares of Common Stock, $.50 par value per share (net of 10,622,499 shares in treasury), were outstanding.

                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

            Incorporated Documents                  Location in Form 10-K
            ----------------------                  ---------------------

1. The Valspar Corporation Annual Report               Parts II and IV
   to Stockholders for fiscal year ended
   October 26, 2001


2. The Valspar Corporation Notice of 2002                 Part III
   Annual Meeting of Stockholders and Proxy
   Statement to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended October 26, 2001

PART I

ITEM 1. BUSINESS

                                    OVERVIEW

Founded in 1806, The Valspar Corporation ("Valspar" or the "Company") has grown into a leading global paint and coatings manufacturer. The Company manufactures and distributes a broad portfolio of products, including:

   o Industrial coatings for factory application by industrial customers and original equipment manufacturers (OEMs);
   o Packaging coatings and inks for rigid containers, particularly food and beverage cans;
   o Architectural paints, varnishes and stains for the do-it-yourself and professional markets;
   o Automotive refinish and other specialty coatings, including high performance floor coatings; and
   o Specialty polymers and colorants for use by coatings manufacturers including Valspar.

Prior to the acquisition of Lilly Industries, Inc. in December 2000, the Company had two reportable segments: Coatings and Coatings Intermediates. Following the acquisition, the Company included the former Lilly Industries operations in its coatings segment, and the coatings intermediates segment no longer meets the quantitative criteria for separate reporting. The Company now refers to these products as Other. The Company now operates its business in one reportable segment: Coatings.

The Company manufactures and distributes a broad portfolio of coatings products. The Industrial coatings product line includes decorative and protective coatings for wood, metal, plastic and glass. The Architectural, Automotive and Specialty ("AAS") coatings product line includes interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes for the do-it-yourself and professional markets, as well as automotive refinish and high performance floor coatings. The Packaging coatings product line includes coatings and inks for rigid packaging containers. The Other products category includes specialty polymers and colorants, which are used internally and sold to other coatings manufacturers.

The following table shows the net sales by product line for the past three fiscal years:

                                     2001          2000          1999
                                     ----          ----          ----

   Industrial Coatings          $   739,479   $   372,142   $   328,669
   AAS Coatings                     558,262       505,087       510,960
   Packaging Coatings               494,146       508,536       452,846
   Other Products                   129,083        97,555        95,202
                                -----------   -----------   -----------
                                $ 1,920,970   $ 1,483,320   $ 1,387,677
                                ===========   ===========   ===========

For additional financial information about the Company's operating segment, see
Note 11 to the Consolidated Financial Statements included in the 2001 Annual Report to Stockholders, incorporated by reference into this Form 10-K.

                                  ACQUISITIONS

Much of our growth has occurred during the last decade and, more recently, we have expanded our business into international markets. Our business growth has been accomplished mostly through acquisitions. Since 1995, we have made more than 20 acquisitions (including purchases of equity in joint ventures).

The most important of these acquisitions among those described above include our acquisitions of Coates Coatings, Dexter Packaging and Lilly Industries. Our purchase of Coates and its line of packaging coatings products was structured as a series of acquisitions. In the first acquisition, completed in May 1996, we acquired packaging coatings businesses in Europe, Australia and the United States, marking a significant step in the globalization of our Packaging product line. This business had approximately $70 million in sales in its last full fiscal year prior to our acquisition. We completed the second Coates acquisition in January 1997, which included packaging coatings businesses in Hong Kong and China which in the aggregate had approximately $10 million in sales in 1996. We commenced the third acquisition in December 1997 by entering into a joint venture for a packaging coatings business in South Africa. In October 2000, we acquired a majority interest in this business, called ValsparCoates. ValsparCoates had approximately $9 million in net sales in 1999, the last full fiscal year prior to the time we completed this part of the Coates acquisition. In July 2001, we completed the last in the series of Coates acquisitions of packaging coatings businesses in Singapore, Malaysia, Indonesia and Thailand. Sales for these businesses were $7 million in 2000.

In February 1999, we acquired the worldwide packaging and French industrial coatings business of Dexter Corporation. The Dexter acquisition provided us with additional packaging coatings facilities and businesses in Europe, the United States and Asia. Dexter S.A., Dexter's industrial coatings subsidiary in France, expanded our international presence in industrial coatings products. The Dexter businesses that we acquired generated $212 million in sales in 1998, the last full fiscal year prior to the acquisition.

In December 2000, we completed the acquisition of Lilly Industries, our largest acquisition to date. We acquired all outstanding Lilly Industries shares for $31.75 per share in cash in a transaction valued at $1.036 billion, including the assumption of approximately $218 million of debt. The transaction was accounted for under the purchase method of accounting. At the time of the acquisition, Lilly Industries was considered to be one of the five largest industrial coatings and specialty chemical manufacturers in North America, with reported net sales of $670 million for its fiscal year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as furniture, appliances, building products and transportation, agricultural and construction equipment. Lilly Industries has manufacturing facilities and sales offices in the United States, Canada, Mexico, the United Kingdom, Ireland, Germany, China, Malaysia, Taiwan, Singapore and Australia. In connection with the acquisition, the U.S. Federal Trade Commission required us to dispose of our former mirror coatings business, which has been replaced with Lilly Industries' mirror coatings business. The Lilly Industries acquisition was significant not only due to its size but because, through the acquisition, we believe we have become the world's largest supplier of wood, coil and mirror coatings and the leading North American supplier of non-automotive industrial coatings. Lilly Industries also provides us with complementary product lines and new technology, expanding the breadth and depth of our Industrial product line.

As we have done with past acquisitions, we have taken, and are continuing to take, aggressive steps to integrate the Lilly Industries business into our company in order to take advantage of cost savings synergies between the two businesses. Following the acquisition, we eliminated duplicative selling, general and administrative services and personnel and closed redundant production facilities. To date, we have closed seven plants and, with our restructuring plans announced in September 2001, an additional seven plants will be closed and four plants will be partially closed. As of October 2001, we have achieved $70 million in annualized cost savings and, with the additional initiatives announced in September 2001, in the next two years we expect to bring the total integration savings to $90-100 million on an annualized basis.

                                    PRODUCTS

INDUSTRIAL COATINGS

Our Industrial coatings product line includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America and Australia and selected countries in Europe and Asia. Products within our Industrial coatings product line include fillers, primers, stains and topcoats used by customers in a wide range of manufacturing industries, including building products, transportation, appliances, automotive parts, furniture, agricultural equipment, construction equipment and metal fabrication. We are also a leading U.S. supplier of coatings that are applied to metal coils prior to fabrication into pre-engineered products such as doors, building system components, lighting fixtures and appliances.

We utilize a wide variety of coatings technologies to meet our customers' industrial coatings requirements, including electro-deposition, powder, high solids, water-borne and UV light-cured coatings. This broad technical capability allows us to customize our Industrial coatings products to our customers' specifications and to provide "one-stop" integrated solutions. For example, in the appliance coatings market, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance customers.

The major customers of our Industrial coatings product line are coatings applicators. They apply our coatings to metal and, in some cases, fabricate or process the coated metal further. We also market our products to the ultimate users of the coated products because they often specify the coatings to be used by the coatings applicator.

Through our acquisition of Lilly Industries, which reported fiscal 2000 net sales of approximately $670 million primarily in the industrial coatings market segment, we have significantly increased our presence in industrial coatings, particularly in the furniture, appliance, building product, transportation, agriculture and construction equipment and mirror manufacturing industries. In December 2001, we completed the acquisition of the coil, spray applied door and rigid packaging businesses of Technical Coatings, a subsidiary of Benjamin Moore & Co. The acquired businesses had combined sales of approximately $25 million in 2001.

PACKAGING COATINGS

Packaging coatings are a distinct portion of the global industrial coatings market segment. Our Packaging coatings product line provides coatings for both interior and exterior use in rigid packaging containers, principally food containers and beverage cans for global customers. Interior coatings are used to protect the interior surface of packaging materials from consumable products such as beer, soda, fish and other food products, while exterior coatings enhance the appearance of the packaging's exterior. We also produce coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures. These coatings are required to meet the regulations of the U.S. Food and Drug Administration and the U.S. Department of Agriculture, as well as the laws and regulations of the other countries in which we sell our Packaging coatings products.

Historically, we have been a strong competitor in the global packaging coatings market segment, and we believe we have become the world's largest supplier of rigid packaging coatings following our 1996 acquisition of the Coates Coatings business in the United States, Europe and Australia. In addition to providing us with a global manufacturing presence, this acquisition provided us with external packaging coatings and metal decorating ink technologies, thereby improving the depth and breadth of our product line. Our 1999 acquisition of Dexter's packaging coatings business further expanded our international presence, providing us with additional manufacturing facilities in Europe and Asia. We believe we are now the only coatings manufacturer in the global beverage can market that supplies coatings for the entire can.

The major customers of our Packaging coatings product line include global companies that apply our coatings in the production of rigid packaging products, principally food containers and beverage cans. Consolidation and globalization of our customers has been most apparent in this market segment, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

ARCHITECTURAL, AUTOMOTIVE AND SPECIALTY COATINGS

The largest portion of our AAS coatings product line is our architectural coatings products. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, used primarily in the do-it-yourself market. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers and independent dealers, including Lowe's, Wal-Mart and Do-It-Best stores. Due to the weather requirements of house painting, sales of our AAS coatings product line are seasonal, with the lowest levels occurring in the first quarter of our fiscal year when weather conditions in much of North America are ill-suited for exterior painting.

We develop highly customized merchandising and marketing support programs for our architectural coatings customers, enabling them to differentiate their paint departments from their competitors' through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar, Plasti-Kote, Colony, Magicolor and McCloskey. We also manufacture customer exclusive brands such as One & Only, Severe Weather, Enterprise, American Tradition and Decorative Effects, in addition to a variety of other private label brands. At key customers such as Lowe's, we also offer additional marketing and customer support by providing in-store employees to answer coatings questions. We have been recognized as the paint supplier of the year seven times for Lowe's and twice for Wal-Mart.

Within the AAS coatings product line, we also manufacture and distribute automotive refinish coatings under the brand names Valspar and House of Kolor and aerosol spray paints for automotive distributors and large automotive supply retailers under the brand names Plasti-Kote, Tempo and Mr. Spray. Major customers for these products include large automotive supply retailers. We also manufacture and distribute high performance floor coatings for commercial and industrial applications.

OTHER PRODUCTS

In addition to our main product lines, we make and sell specialty polymers and colorants. We produce these products for internal use as well as for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our coatings products provides us with an advantage over some of our competitors who cannot produce these products themselves.

                                   COMPETITION

All aspects of the coatings business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than we are.

Competition in the market segments in which we sell our Industrial and Packaging coatings product lines is based on technical capabilities for specific product formulation, the ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new product concepts. In addition, the markets for industrial coatings are becoming increasingly global, and customers are looking for global coatings solutions. We believe we can provide global coatings solutions to our customers in a manner in which some of our competitors cannot because of our focus on industrial coatings for the global market, our position as one of the world's largest industrial coatings manufacturers and our commitment to developing innovative technologies.

Competition in the markets in which we sell our AAS coatings product line is based on factors such as price, product quality, distribution and consumer recognition. In this market segment, we offer highly customized merchandising and marketing support programs to our AAS customers and have maintained product recognition through high-quality and well-designed products. Relationships, such as the ones we have with key retailers like Lowe's and Wal-Mart, are highly important, as these firms account for most of the growth in the architectural coatings market segment.

                          INTERNATIONAL JOINT VENTURES

The Company has formed various international joint ventures over the past several years.

MEXICO AND CENTRAL AMERICA. In the Mexican and Central American markets, the Company formed a joint venture in 1993 called Valspar-Marlux with Regio Empresas, a Mexican corporation. While the initial focus of the joint venture was to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings, during fiscal year 1996, the joint venture started manufacturing coatings products at its plant in Monterrey, Mexico. During 1998, the Company obtained a majority position of 51% in the joint venture. In 1999, the Dexter acquisition added a manufacturing facility in Mexico City. In November 2000, the Company acquired the remaining 49% interest of Regio Empresas, and Valspar Mexicana is now wholly owned by the Company.

INDIA AND JAPAN. Polycoat Powders Limited, a joint venture of the Company and The Goodlass Nerolac Paint Co., Ltd. in India, manufactures decorative powder coatings for the industrial coatings market in India. In 1999, the Company also assumed Dexter's majority position in a joint venture with Rock Paint, a Japanese company.

HONG KONG AND CHINA. The Company and China Merchants Hai Hong Holdings Co., Ltd. formed a joint venture company in Hong Kong in 1995 for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational at the beginning of the 1997 fiscal year and currently manufactures and distributes the Company's packaging coatings products in China,

Hong Kong and other Southeast Asian markets. The Company also acquired Coates' packaging coatings and metal decoration inks business in Hong Kong and Guangzhou, China during 1997 and Dexter's packaging coatings business in China during 1999. The Company has consolidated these businesses with its Hong Kong joint venture.

SOUTH AMERICA. The Company formed a joint venture in 1997, called Valspar Renner, with Renner Herrmann S.A., a Brazilian company. Valspar Renner supplies packaging coatings and metal decoration inks to the South American market. In December 2001, the Company acquired a plant from Renner Herrmann S.A. and then, in January 2002, the Company acquired the remaining 50% interest in this joint venture.

SOUTH AFRICA. In December 1997, as part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as part of the Dexter acquisition, the Company acquired Dexter's majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates' 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa.

                                  RAW MATERIALS

We obtain raw materials from a number of suppliers. Many of these raw materials are petroleum-based derivatives, minerals and metals. Under normal conditions, all of these materials are generally available on the open market, although prices and availability are subject to fluctuation. In general, higher oil and gas costs result in higher prices for our raw materials. Because our raw material costs average approximately 80% of our costs of goods sold, raw material efficiency is a critical component of the cost of the products we manufacture.

                                     PATENTS

Our policy is to seek patent protection for our products and manufacturing processes when appropriate. We also license some patented technology from other sources. Although we believe our patent rights are valuable, our knowledge and trade secret information regarding our manufacturing processes and materials have also been important in maintaining our competitive position. As a condition of employment, we now require domestic employees to sign a confidentiality agreement relating to proprietary information and patent rights. Our business is not materially dependent upon licenses or similar rights or on any single patent or trademark or group of related patents or trademarks.

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally lowest during the first quarter of the fiscal year, primarily due to the buying cycle in the AAS coatings product line. When sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 6 of the Notes to Consolidated Financial Statements on page 18 of Valspar's 2001 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 2001, the Company's sales to Lowe's Companies, Inc. exceeded 10% of net sales, and our 10 largest customers accounted for approximately 30% of net sales.

                        BACKLOG AND GOVERNMENT CONTRACTS

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

                            RESEARCH AND DEVELOPMENT

Many of the products we offer today have been developed in the last five years. We have adopted a "best practices" approach to technology development by combining our technology efforts with those of the businesses we have acquired. This has resulted in several successful new product developments. For example, we have advanced our Packaging coatings product line technology by focusing on universal coatings for two-piece food cans, and we have further advanced our Industrial coatings product line technology by developing electro-coat technology. Finally, we have continued to expand our line of polymers and now have a full portfolio of both water-based and conventional polymers.

Research and development costs for fiscal 2001 were $58,105,000, representing a 25.3% increase over fiscal 2000 ($46,353,000). Fiscal 2000 costs increased 5.1% over those of fiscal 1999 ($44,091,000). Primary emphasis has been on developing and refining emerging technologies in our Industrial and Packaging product lines.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 2001, and capital expenditures for 2002 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 6,750 persons, approximately 800 of whom are members of unions.

                       FOREIGN OPERATIONS AND EXPORT SALES

Our foreign operations consist of a mixture of subsidiaries, joint ventures and, to a lesser extent, licensing arrangements with independent third parties. In recent years, we have placed greater emphasis on the development of our majority-owned subsidiaries and joint ventures and a reduced emphasis on the use of licensing arrangements. The bulk of our foreign operations have been acquired in the last five years. In 1996, we acquired the European, U.S. and Australian metal decorating inks and packaging coatings business of Coates Coatings to provide our customers with global support. In 1999, we acquired the global packaging coatings business of the Dexter Corporation, along with its industrial coatings business in France. This acquisition added several manufacturing facilities throughout Europe and in Singapore. In December 2000, we completed our acquisition of Lilly Industries, which included its manufacturing operations in Canada, Mexico, Europe and Asia. We now have operations in, among other countries, Australia, Brazil, Canada, France, Germany, Hong Kong, Ireland, Malaysia, Norway, Singapore, Spain, Switzerland, Taiwan and the United Kingdom. We also have joint ventures in China, Hong Kong, India, Japan and South Africa.

Export sales are increasing as the Company's products are being recognized in the global markets. During fiscal 2001, export sales represented approximately 3.4% of the Company's business. The Company's various acquisitions over the past three years have also increased revenues from foreign subsidiaries and operations, which comprised 24% of the Company's total revenues in fiscal 2001.

ITEM 2. PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at 40 locations, primarily in Illinois, California, Texas, Indiana, North Carolina and Pennsylvania, with two plants each in Canada and Mexico. Thirty-seven plants with approximate square footage of 4,250,000 are owned, and three plants with square footage of 330,000 are leased. Manufacturing operations in Europe are conducted at eight owned locations, with plants in the United Kingdom, France, Germany, Ireland and Switzerland with a combined square footage of 510,000. The Company owns two plants in Australia and one plant in each of China, Malaysia and Taiwan with a combined approximate square footage of 240,000. The Company leases two plants in both Singapore and China with a combined square footage of approximately 45,000.

We believe our principal properties and facilities owned or leased are well maintained, in good operating condition and adequate for the purposes for which they are being used. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked.

ITEM 3. LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

The Company is involved in various claims relating to environmental and waste disposal matters at a number of current and former plant sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party ("PRP") under federal and state environmental laws for the remediation of hazardous waste. The Company's management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the Company relative to the other parties, the nature and magnitude of the wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the restoration or other clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

The Company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 2001 Annual Report to Stockholders incorporated by reference into this Form 10-K.

LEGAL MATTERS

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals used in the production of some of the Company's products. The Company is also a defendant in a number of other legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged. The Company believes that these legal proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's business or financial condition.

The Company, along with other companies, is a defendant in a number of legal proceedings and claims brought by governmental bodies and private persons against companies who are alleged to have manufactured and sold paint containing lead pigment. The Company believes that the litigation is without merit and is vigorously defending these matters. It is possible that additional lawsuits or claims could be brought against the Company. At this time, management cannot estimate the scope or amount of potential costs or liabilities relating to these matters. However, based on the outcome of such matters to date, and other factors, management does not believe that the costs and liabilities of such matters will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2001 to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in February 2002, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

          Name            Age   Position
          ----            ---   --------

   Richard M. Rompala     55    Chairman since February 1998 and Chief Executive
                                Officer since October 1995

   John M. Ballbach       41    President and Chief Operating Officer since
                                January 2002

   Rolf Engh              48    Senior Vice President since November 1998,
                                General Counsel and Secretary since April 1993

          Name            Age   Position
          ----            ---   --------

   Steven L. Erdahl       49    Executive Vice President, Industrial and
                                Automotive Coatings since January 2002

   William L. Mansfield   53    Executive Vice President, Architectural,
                                Packaging and Specialty Coatings since January
                                2002

   Paul C. Reyelts        55    Senior Vice President, Finance and Chief
                                Financial Officer since November 1998

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to January 2002, Mr. Rompala was President since March 1994.

Prior to January 2002, Mr. Ballbach was Senior Vice President - Operations, E-Commerce, EPS and Color Corporation of America since December 2000. Prior to December 2000, Mr. Ballbach was Senior Vice President - Operations, EPS and Color Corporation of America since February 2000. Prior to February 2000, Mr. Ballbach was Group Vice President - Packaging since November 1998 and President
- Europe, Middle East and South Africa since June 1996.

Prior to November 1998, Mr. Engh was Vice President - International since September 1993.

Prior to January 2002, Mr. Erdahl was Senior Vice President - Packaging and Industrial Coatings since February 2000. Prior to February 2000, Mr. Erdahl was Senior Vice President - Operations since November 1998. Prior to November 1998, Mr. Erdahl was Vice President - Industrial Coatings Group since June 1991.

Prior to January 2002, Mr. Mansfield was Senior Vice President - Architectural, Automotive and Specialty Coatings since February 2000. Prior to February 2000, Mr. Mansfield was Senior Vice President - Packaging and Industrial Coatings since November 1998. Prior to November 1998, Mr. Mansfield was Vice President - Packaging Coatings Group since February 1991.

Prior to November 1998, Mr. Reyelts was Vice President - Finance since April
1982.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information in the section titled "Stock Information and Dividends" on pages 6 and 7 of Valspar's 2001 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 31, 2001 was 1,688.

The quarterly dividend declared December 12, 2001, which was paid January 15, 2002 to Common Stockholders of record December 31, 2001, was increased to 14(cent) per share.

ITEM 6. SELECTED FINANCIAL DATA

The information in the section titled "Eleven Year Financial Summary" for the years 1997 through 2001 on pages 6 and 7 of Valspar's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 10 of Valspar's 2001 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto on pages 11 through 22 of Valspar's 2001 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 through 4 of Valspar's Proxy Statement dated January 25, 2002 is incorporated herein by reference. The information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of Valspar's Proxy Statement dated January 25, 2002 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information in the section titled "Executive Compensation" on pages 8 through 10 and the section titled "Director Compensation" on page 6 of Valspar's Proxy Statement dated January 25, 2002 is incorporated herein by reference. The information in the section titled "Change in Control Agreements" on page 10 of Valspar's Proxy Statement dated January 25, 2002 is incorporated herein by reference. The information on pages 11 through 16 of Valspar's Proxy Statement dated January 25, 2002 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 20 and 21 of Valspar's Proxy Statement dated January 25, 2002 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information in the section titled "Certain Transactions" on page 7 of Valspar's Proxy Statement dated January 25, 2002 is incorporated herein by reference.

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

(b) During the three months ended October 26, 2001, a report on Form 8-K, dated September 10, 2001, was filed on September 12, 2001, under Item 5 - Other Events.

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

     2(c)(14) AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000

     3(a)(7) CERTIFICATE OF INCORPORATION - as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997 and to Article Eleven dated February 25, 1987

     3(b)(7)      BY-LAWS - as amended to and including October 15, 1997

     4(a)(11) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

     10(a)(1)     THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

     Exhibit
     No.          Description
     ---------------------------------------------------------------------------

     10(b)(1) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

     10(c)(2)     THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

     10(d)* THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN - as amended to and including December 12, 2001**

     10(e)(3)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

     10(f)(10)    THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN - as
                  amended to and including October 20, 1999**

     10(g)* THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - as amended to and including December 11, 2001**

     10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN - as amended August 19, 1997**

     10(i)(4)     THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

     10(j)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK, AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

     10(k)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK, N.A.

     10(l)(12)    CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE
                  COMPANY'S NAMED EXECUTIVES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)  Index of Exhibits (continued)

     Exhibit
     No.          Description
     ---------------------------------------------------------------------------

     10(m)(13)    180-DAY CREDIT AGREEMENT DATED AS OF AUGUST 25, 2000 AMONG THE
                  REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                  WACHOVIA BANK, N.A., AS ADMINISTRATIVE AGENT

     10(n)(15)    364-DAY CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG
                  THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                  THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

     10(o)(15)    FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG
                  THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                  THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

     10(p)(15)    CREDIT AGREEMENT DATED AS OF DECEMBER 19, 2000 AMONG THE
                  REGISTRANT, CERTAIN BANKS AND WACHOVIA BANK, N.A., AS
                  ADMINISTRATIVE AGENT

     13* 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

     21*          Subsidiaries of the Registrant

     23(a)*       Consent of Independent Auditors - Ernst & Young LLP

     ---------------------------------------------------------------------------

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

         (11) Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

         (12) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

         (13) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 28, 2000.

         (14) Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

         (15) As filed with Form 10-K for the period ended October 27, 2000; amendment filed with this Form 10-K.

         *        As filed with this Form 10-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

     Portions of the 2002 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)  See page F-2 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE VALSPAR CORPORATION


                                           /s/Rolf Engh                  1/22/02
                                           -------------------------------------
                                           Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard M. Rompala            1/22/02   /s/Susan S. Boren             1/22/02
----------------------------------------   -------------------------------------
Richard M. Rompala, Director               Susan S. Boren, Director
Chairman and Chief Executive Officer
(principal executive officer)              /s/Jeffrey H. Curler          1/22/02
                                           -------------------------------------
                                           Jeffrey H. Curler, Director
/s/Paul C. Reyelts               1/22/02
----------------------------------------   /s/Charles W. Gaillard        1/22/02
Paul C. Reyelts, Senior Vice President,    -------------------------------------
Finance and Chief Financial Officer        Charles W. Gaillard, Director
(principal financial officer)
                                           /s/Thomas R. McBurney         1/22/02
                                           -------------------------------------
                                           Thomas R. McBurney, Director
/s/Lori A. Walker                1/22/02
----------------------------------------   /s/Gregory R. Palen           1/22/02
Lori A. Walker, Vice President and         -------------------------------------
Controller (principal accounting officer)  Gregory R. Palen, Director


                                           -------------------------------------
                                           Lawrence Perlman, Director

                                           /s/Edward B. Pollak           1/22/02
                                           -------------------------------------
                                           Edward B. Pollak, Director

                                           /s/Michael P. Sullivan        1/22/02
                                           -------------------------------------
                                           Michael P. Sullivan, Director


                                           -------------------------------------
                                           Richard L. White, Director

                           Annual Report on Form 10-K

                       Item 14(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 26, 2001

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota

                             The Valspar Corporation

                Form 10-K - Item 14(a)(1) and (2) and Item 14(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 14(a), of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 26, 2001:

                                                                      Pages in
                                                                   Annual Report
                                                                   -------------

Report of Independent Auditors..........................................   23

Financial Statements:
  Consolidated Balance Sheets - October 26, 2001 and October 27, 2000...   11
  Consolidated Statements of Income - Years ended October 26, 2001,
   October 27, 2000 and October 29, 1999 ...............................   12
  Consolidated Statements of Changes in Stockholders' Equity - Years
   Ended October 26, 2001, October 27, 2000 and October 29, 1999........   13
  Consolidated Statements of Cash Flows -Years ended October 26, 2001,
   October 27, 2000 and October 29, 1999................................   14
  Notes to Consolidated Financial Statements............................ 15-22
Selected Quarterly Financial Data (Unaudited)...........................   22


The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

    Years ended October 26, 2001, October 27, 2000 and October 29, 1999

Schedule                                                                  Page
--------                                                                  ----

   II    Valuation and Qualifying Accounts and Reserves..................  F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                             The Valspar Corporation

          Schedule II - Valuation and Qualifying Accounts and Reserves

---------------------------------------------------------------------------------------------------------------------------------
                COL. A                       COL. B          COL. C           COL. C             COL. D             COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                          --------------------------------
                                                              (1)               (2)
                                           Balance at      Charged to    Charged to Other
                                          Beginning of     Expense or        Accounts -        Deductions -      Balance at End
              Description                    Period         (Income)          Describe           Describe          of Period
---------------------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts:

      Year ended October 26, 2001          $4,925,000      $8,090,468      $1,722,000 (3)    $4,714,694  (1)      $10,212,000
                                                                                               (189,226) (2)

      Year ended October 27, 2000           4,801,000         999,313                         1,084,064  (1)        4,925,000
                                                                                               (208,751) (2)

      Year ended October 29, 1999           1,464,000       1,937,000       2,606,000 (3)     1,355,000  (1)        4,801,000
                                                                                               (149,000) (2)

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

     2(c)(14) AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000

     3(a)(7) CERTIFICATE OF INCORPORATION - as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997 and to Article Eleven dated February 25, 1987

     3(b)(7)      BY-LAWS - as amended to and including October 15, 1997

     4(a)(11) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

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

     10(c)(2)     THE VALSPAR CORPORATION SUPPLEMENTAL BONUS PLAN**

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

     Exhibit
     No.          Description
     ---------------------------------------------------------------------------

     10(d)* THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN - as amended to and including December 12, 2001**

     10(e)(3)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

     10(f)(10)    THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN - as
                  amended to and including October 20, 1999**

     10(g)* THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - as amended to and including December 11, 2001**

     10(h)(7) THE VALSPAR CORPORATION ANNUAL BONUS PLAN - as amended August 19, 1997**

     10(i)(4)     THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

     10(j)(5) CREDIT AGREEMENT DATED AS OF APRIL 20, 1995 AMONG THE REGISTRANT, CERTAIN BANKS, WACHOVIA BANK OF GEORGIA, N.A., AS AGENT, AND CHEMICAL BANK, AS CO-AGENT, AND RELATED SYNDICATED LOAN NOTE, MONEY MARKET LOAN NOTE AND SWING LOAN NOTE

     10(k)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK, N.A.

     10(l)(12)    CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE
                  COMPANY'S NAMED EXECUTIVES

     10(m)(13)    180-DAY CREDIT AGREEMENT DATED AS OF AUGUST 25, 2000 AMONG THE
                  REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                  WACHOVIA BANK, N.A., AS ADMINISTRATIVE AGENT

     10(n)(15)    364-DAY CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG
                  THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                  THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

     Exhibit
     No.          Description
     ---------------------------------------------------------------------------

     10(o)(15)    FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG
                  THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                  THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

     10(p)(15)    CREDIT AGREEMENT DATED AS OF DECEMBER 19, 2000 AMONG THE
                  REGISTRANT, CERTAIN BANKS AND WACHOVIA BANK, N.A., AS
                  ADMINISTRATIVE AGENT

     13* 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

     21*          Subsidiaries of the Registrant

     23(a)*       Consent of Independent Auditors - Ernst & Young LLP

     ---------------------------------------------------------------------------

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

         (11) Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

         (12) Incorporated by reference to Exhibit 10(a) to Form 10Q for the quarter ended April 28, 2000.

         (13) Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended July 28, 2000.

         (14) Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

         (15) As filed with Form 10-K for the period ended October 27, 2000; amendment filed with this Form 10-K.

         *        As filed with this Form 10-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.