Form 10-Q
period 2002-01-25
VALSPAR CORP
filed 2002-03-11
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549




                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Three Months                                             Commission File
Ended January 25, 2002                                           Number: 1-3011



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

As of February 28, 2002, The Valspar Corporation had 49,916,337 shares of common stock outstanding, excluding 10,304,975 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 25, 2002


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - January 25, 2002,
            January 26, 2001 and October 26, 2001.......................  2 - 3

          Condensed Consolidated Statements of Income - Three months
            ended January 25, 2002 and January 26, 2001.................   4

          Condensed Consolidated Statements of Cash Flows - Three
            months ended January 25, 2002 and January 26, 2001..........   5

          Notes to Condensed Consolidated Financial Statements -
            January 25, 2002............................................  6 - 11

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... 11 - 13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk....   13


PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.............................................   13

Item 6.   Exhibits and Reports on Form 8-K..............................   13


SIGNATURES..............................................................   14
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                             January 25,     January 26,     October 26,
                                                2002            2001             2001
                                             -----------     -----------     -----------
                                             (Unaudited)     (Unaudited)        (Note)
ASSETS
------

CURRENT ASSETS:

  Cash and cash equivalents                  $    23,343     $    27,761     $    20,139

  Accounts receivable less allowance
    (1/25/02 - $12,326; 1/26/01 - $7,361;
    10/26/01 - $10,212)                          332,697         317,557         341,383

  Inventories:
    Manufactured products                        129,208         143,856         114,967
    Raw materials, supplies and work-in-
     process                                      72,021          76,847          70,598
                                             -----------     -----------     -----------
                                                 201,229         220,703         185,565

  Deferred income taxes                           40,564          21,230          40,547

  Prepaid expenses and other accounts             64,521          78,725          73,860
                                             -----------     -----------     -----------

    TOTAL CURRENT ASSETS                         662,354         665,976         661,494

GOODWILL, NET                                    937,049         754,417         770,903

INTANGIBLES, NET                                 290,677         286,175         285,725

OTHER ASSETS, NET                                 75,696          98,537          96,769

PROPERTY, PLANT AND EQUIPMENT                    607,674         701,384         700,998
  Less allowance for depreciation               (219,845)       (266,169)       (289,819)
                                             -----------     -----------     -----------
                                                 387,829         435,215         411,179
                                             -----------     -----------     -----------

                                             $ 2,353,605     $ 2,240,320     $ 2,226,070
                                             ===========     ===========     ===========

NOTE: The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

                                                 January 25,     January 26,     October 26,
                                                    2002            2001            2001
                                                 -----------     -----------     -----------
                                                 (Unaudited)     (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                        $    61,900     $    44,400     $    41,600
   Trade accounts payable                            166,431         167,376         174,844
   Income taxes                                       28,142          18,477          23,328
   Accrued liabilities                               195,322         174,515         235,295
                                                 -----------     -----------     -----------

     TOTAL CURRENT LIABILITIES                       451,795         404,768         475,067

LONG-TERM DEBT                                     1,003,248       1,340,291       1,006,217

DEFERRED INCOME TAXES                                167,092          23,021          60,012

DEFERRED LIABILITIES                                  65,984          32,123          30,209

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50;
    Authorized - 120,000,000 shares;
    Shares issued, including shares
    in treasury - 60,221,312)                         30,110          26,660          30,110

   Additional paid-in capital                        226,662          34,768         216,756

   Retained earnings                                 528,463         494,887         522,805

   Other                                             (10,189)         (3,015)         (1,551)
                                                 -----------     -----------     -----------
                                                     775,046         553,300         768,120
   Less cost of Common Stock in treasury
    (1/25/02 - 10,442,813 shares; 1/26/01 -
    10,809,339; 10/26/01 - 10,739,685 shares)        109,560         113,183         113,555
                                                 -----------     -----------     -----------
                                                     665,486         440,117         654,565
                                                 -----------     -----------     -----------

                                                 $ 2,353,605     $ 2,240,320     $ 2,226,070
                                                 ===========     ===========     ===========

NOTE: The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                        ----------------------------
                                                         January 25,     January 26,
                                                            2002            2001
                                                        ------------    ------------
Net sales                                               $    431,040    $    336,980

Costs and expenses:

   Cost of sales                                             299,340         243,645

   Research and development                                   15,204          11,824

   Selling and administration                                 82,956          60,158
                                                        ------------    ------------

Income from Operations                                        33,540          21,353

   Interest expense                                           12,224          14,214

   Other (income)/expense, net                                   476          (1,193)
                                                        ------------    ------------

Income before income taxes                                    20,840           8,332

Income taxes                                                   8,232           3,874
                                                        ------------    ------------

Net income                                              $     12,608    $      4,458
                                                        ============    ============

Net income per common share - basic                     $       0.25    $       0.10
                                                        ============    ============
Net income per common share - diluted                   $       0.25    $       0.10
                                                        ============    ============


Average number of common shares
   outstanding - basic                                    49,547,786      42,492,227
               - diluted                                  50,986,521      42,947,940

Dividends paid per common share                         $      0.140    $      0.135

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                      THREE MONTHS ENDED
                                                                                -----------------------------
                                                                                 January 25,      January 26,
                                                                                   2002              2001
                                                                                ------------     ------------
OPERATING ACTIVITIES:
   Net income                                                                   $     12,608     $      4,458
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                   10,859            9,732
       Amortization                                                                    1,182            4,051
       Gains on asset divestiture                                                          0             (736)
       Changes in certain assets and liabilities, net of effects of acquired businesses:
           Decrease (increase) in accounts and notes receivable                       10,967           44,546
           Decrease (increase) in inventories and prepaid assets                     (17,912)         (12,741)
           Increase (decrease) in trade accounts payable and accrued
              liabilities                                                            (12,543)         (58,549)
           Increase (decrease) in income taxes payable                                 4,814            3,442
           Increase (decrease) in other deferred liabilities                          (2,113)              57
        Other                                                                           (621)            (439)
                                                                                ------------     ------------

   Net Cash Provided /(Used) In Operating Activities                                   7,241           (6,179)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                         (6,468)          (3,687)
   Acquired businesses/assets, net of cash                                           (12,000)        (807,042)
   Divested businesses/assets                                                              0            7,268
                                                                                ------------     ------------

   Net Cash Used In Investing Activities                                             (18,468)        (803,461)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                                       17,331          820,930
   Proceeds from sale of treasury stock                                                4,043            1,271
   Dividends paid                                                                     (6,943)          (5,735)
                                                                                ------------     ------------

   Net Cash Provided By Financing Activities                                          14,431          816,466

Increase in Cash and Cash Equivalents                                                  3,204            6,826

Cash and Cash Equivalents at Beginning of Period                                      20,139           20,935
                                                                                ------------     ------------

Cash and Cash Equivalents at End of Period                                      $     23,343     $     27,761
                                                                                ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 25, 2002

NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and three months ended January 25, 2002 are not necessarily indicative of the results that may be expected for the year ended October 25, 2002.

The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes requires by generally accepted accounting principles for complete financial information.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 26, 2001.

NOTE 2: ACCOUNTS PAYABLE
------

Trade accounts payable include $28.3 million at January 25, 2002, $24.5 million at October 26, 2001 and $20.3 million at January 26, 2001 of issued checks which had not cleared the Company's bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES
------

In December 2001, the Valspar Renner joint venture acquired a plant from Renner Herrmann S.A. (a Brazilian company), and in January 2002, the Company acquired the remaining 50% interest in the Valspar Renner joint venture. Valspar Renner supplies packaging coatings and metal decorating inks to the South American market. Revenues for the joint venture were $17 million in 2001. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

Effective November 30, 2001, Valspar acquired the coil, spray-applied door, and rigid packaging coatings businesses of Technical Coatings Co., a subsidiary of Benjamin Moore and Co. Revenues for these businesses were $25 million in 2001. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 25, 2002 - CONTINUED

Effective July 31, 2001, Valspar acquired the packaging coatings business of Coates Brothers in Singapore, Malaysia, Indonesia and Thailand. Revenues for these businesses were $7 million in 2000. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America with reported sales of $656.2 million for the year ended November 30, 1999, and $669.7 million for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The following unaudited pro forma combined summary statement of income information for the three month period ended January 26, 2001 was prepared in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and assumes the acquisition had occurred at the beginning of the period presented. The following pro forma data reflects adjustments for interest expense and amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

                (Thousands of dollars,           Three months ended
                 except per share data)           January 26, 2001
                                                 ------------------

                Net sales                            $434,478

                Net loss                               (2,428)

                Net loss per share-basic                 (.06)

                Net loss per share-diluted               (.06)

During the first quarter of fiscal 2001, the Company completed the sale of its existing mirror coatings businesses as a condition of Federal Trade Commission approval for the Lilly Industries acquisition. This product line had revenues of approximately $12 million for the year ended October 27, 2000. The pro forma results of operations for this divestiture have not been presented as the impact on reported results is not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 25, 2002 - CONTINUED

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

NOTE 4: COMPREHENSIVE INCOME
------

The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consists of foreign currency translation adjustments of ($8,638,000), ($1,245,000) and ($2,981,000) as of January 25, 2002, October
26, 2001 and January 26, 2001, respectively.

NOTE 5: RESTRUCTURING
------

In September 2001, the Company's Board of Directors approved and the Company initiated actions to eliminate redundant facilities and functions resulting from the Lilly Industries acquisition in order to accelerate performance improvement. These actions resulted in the Company recording aggregate pre-tax charges of $39.3 million. The charges include $21.9 million classified as restructuring and $17.4 million of inventory and other asset write-downs classified as cost of sales. Through January 25, 2002, the Company has paid or incurred $25.5 million of the $39.3 million charge. The Company anticipates that substantially all of the remaining restructuring costs will be paid by October 25, 2002.

(In thousands)                               Incurred through        Balance
                              Total Charge   January 25, 2002   January 25, 2002
                              ------------   ----------------   ----------------

Severance costs                 $  8,384         $  4,191           $  4,193
Exit and termination costs         2,049              508              1,541
Property, plant and equipment     11,497            7,733              3,764
Inventory and other assets        17,370           13,083              4,287
                                --------         --------           --------
                                $ 39,300         $ 25,515           $ 13,785

These plans contemplated a worldwide workforce reduction of 350 people or five percent of the total workforce. As of January 25, 2002, 279 employees have been terminated. The net cash impact of the charges over the next two years will be negligible.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 25, 2002 - CONTINUED

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Effective October 28, 2001, the Company adopted SFAS 142. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. The Company calculates fair value using a discounted cash flow model. In accordance with SFAS 142, the Company has six months from adoption to complete its initial impairment review. The Company does not expect a material impairment from our initial review.

As required by SFAS 142, intangibles with finite lives continue to be amortized. Included in intangibles assets are patents, trademarks, tradenames, customer lists and technology.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

(In thousands)                                      Three Months Ended
                                            January 25, 2002   January 26, 2001
                                            ----------------   ----------------

Reported net income                             $ 12,608          $  4,458
Add-back goodwill and indefinite lived
  intangible asset amortization, net of tax           --             2,636
                                                --------          --------
Adjusted net income                             $ 12,608          $  7,094

Reported basic earnings per share               $   0.25          $   0.10
Add-back goodwill and indefinite lived
  intangible asset amortization                       --               .07
                                                --------          --------
Adjusted basic earnings per share               $   0.25          $   0.17

Reported diluted earnings per share             $   0.25          $   0.10
Add-back goodwill and indefinite lived
  intangible asset amortization                       --               .07
                                                --------          --------
Adjusted diluted earnings per share             $   0.25          $   0.17

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 25, 2002 - CONTINUED

NOTE 7: SEGMENT INFORMATION
-------

The Company operates its business in one reportable segment: Coatings. The Company manufactures and distributes a broad portfolio of coatings products principally in three product lines. The Architectural, Automotive and Specialty product line includes interior and exterior decorative paints and aerosols, automotive and fleet refinish and high performance floor coatings. The Packaging product line includes coatings and inks for rigid packaging containers. The Industrial product line includes decorative and protective coatings for wood, metal and plastic substrates. The Other category includes primarily resins, colorants and composites. The resins and colorants are used internally and sold to other coatings manufacturers.

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

Net sales and earnings before interest expense and income taxes (EBIT) for the Coatings segment are as follows:

                  (Dollars in thousands)            Three Months Ended
                                            January 25, 2002   January 26, 2001
                                            ----------------   ----------------
                  Net Sales:
                     Total Coatings            $  404,230         $  314,356
                     Other                         26,810             22,624
                                               ----------         ----------
                  Total Net Sales                 431,040            336,980

                  EBIT:
                     Coatings                      39,249             25,712
                     Other                          2,705              2,297
                                               ----------         ----------

                  Corporate                        (8,890)            (5,463)
                                               ----------         ----------
                  Total EBIT                       33,064             22,546
                                               ----------         ----------

NOTE 8: FINANCIAL INSTRUMENTS
-------

The Company has limited involvement with derivative financial instrument use to manage well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used to hedge the impact of currency fluctuations on intercompany transactions. The Company also holds interest rate swaps used to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable rate debt. The Company has

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 25, 2002 - CONTINUED

"fixed to floating" interest rate swaps and a "floating to fixed" interest rate swap. These swaps were entered into and are designated and qualifying as hedges of certain of the Company's debt. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

NOTE 9: NEW ACCOUNTING STANDARDS
------

Effective October 27, 2001, the Company adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment and Disposal of Long-Lived Assets." The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Effective October 27, 2001, the Company adopted Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." See Note 6. Application of the non-amortization provisions of Statement 142 is expected to result in an annual increase of earnings of approximately $.36 per share. The impact on earnings in the first quarter ended January 25, 2002 was $.09 per share.

NOTE 10: RECLASSIFICATION
-------

Certain amounts in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 27.9% to $431,040,000 from $336,980,000 in 2001. Core business growth was down .2%, with the impact of acquisitions and divestitures accounting for an increase of 28.1%. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

The gross profit margin increased to 30.6% in the first quarter of 2002 from 27.7% in the first quarter of 2001. The increase in gross margin reflects growth in the proportion of higher margin Industrial revenues, principally from the Lilly acquisition, as well as the continued benefits from manufacturing integration.

Operating expenses (research and development, selling and administrative) increased 36.4% to $98,160,000 (22.8% of net sales) in the first quarter of 2002 compared to $71,982,000 (21.4% of net sales) in 2001. Operating expenses in the first quarter of 2002 increased 2.4 percentage points over first quarter 2001 after adjusting first quarter 2001 for the benefit of early adoption of SFAS 142.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

This increase was primarily attributable to higher operating costs associated with owning Lilly for the entire quarter in fiscal 2002, as well as the product mix difference resulting from the higher proportion of Industrial revenues, which in addition to higher margins have higher operating expenses.

Interest expense decreased to $12,224,000 in the first quarter of 2002 from $14,214,000 in 2001 due to lower debt levels and interest rates.

The effective tax rate decreased to 39.5% resulting from the reduction of non-deductible goodwill amortization following the adoption of SFAS 142.

Net income in the first quarter of 2002 increased 182.8% to $12,608,000 or $.25 per diluted share. On a comparable year over year basis (with adoption of SFAS
142), net income increased 78%.

Financial Condition: The net cash provided by the Company's operations was $7,241,000 for the first three months of 2002, compared with a use of cash of $6,179,000 for the first three months of 2001. During the first quarter of 2002, $17,331,000 in proceeds from bank borrowings and cash from operating activities were used to fund $12,000,000 in acquisition investments, $6,468,000 in capital expenditures and $6,943,000 in dividend payments.

Accounts receivable decreased $10,967,000 as higher year-end balances resulting from fourth quarter sales were collected and sales volumes decreased. Inventories and other assets increased $17,912,000 as a result of seasonality in the Architectural product line. Accounts payable and accrued liabilities decreased $12,543,000 primarily as a result of payment of various year-end accruals and the timing of payables disbursements.

Capital expenditures for property, plant and equipment were $6,468,000 in the first three months of 2002, compared with $3,687,000 in the first three months of 2001. The increase in capital expenditures in 2002 was related to additional spending as a result of manufacturing integration and due to owning Lilly the entire quarter in fiscal 2002. The Company expects capital spending in 2002 to approximate spending in 2001.

The ratio of total debt to capital remained flat at 61.5% at the end of first quarter of 2002 compared to 61.6% at the close of fiscal 2001. The total debt to capital ratio as of January 26, 2001 was 75.9%. The Company believes its existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

Forward Looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include risks related to the Company's acquisitions, including risks of adverse changes in the results of acquired businesses;

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

risks of disruptions in business resulting from the integration process; and significantly higher levels of debt for the Company resulting in higher interest costs. The Company also faces general risks and uncertainties such as the Company's reliance on the efforts of vendors, government agencies, utilities, and other third parties to achieve adequate compliance and avoid disruption of its business; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company is also subject to interest rate risk. The Company has attempted to mitigate a portion of its exposure to interest rate fluctuations through interest rate swaps. Including the impact of debt incurred to fund the acquisition of Lilly Industries in fiscal 2001, if interest rates are 10% higher in 2002, interest expense would increase by approximately $5 million.


                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

         During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 26, 2001.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

         (a) The registrant did not file any reports on Form 8-K during the three months ended January 25, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE VALSPAR CORPORATION


Date:     March 11, 2002                By    /s/ Rolf Engh
                                            ------------------------------------
                                                  R. Engh
                                                  Secretary


Date:     March 11, 2002                By    /s/ P. C. Reyelts
                                            ------------------------------------
                                                  P. C. Reyelts
                                                  Sr. Vice President, Finance
                                                  (Chief Financial Officer)