Form 10-Q
period 2002-04-26
VALSPAR CORP
filed 2002-06-10
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Six Months                                               Commission File
Ended April 26, 2002                                              Number: 1-3011


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

As of May 31, 2002, The Valspar Corporation had 50,060,457 shares of common stock outstanding, excluding 10,160,855 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                      for the Quarter Ended April 26, 2002


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - April 26, 2002,
           April 27, 2001, and October 26, 2001..........................   2-3

         Condensed Consolidated Statements of Income - Three months
           and six months ended April 26, 2002 and April 27, 2001........    4

         Condensed Consolidated Statements of Cash Flows - Six
           months ended April 26, 2002 and April 27, 2001................    5

         Notes to Condensed Consolidated Financial Statements -
           April 26, 2002 ...............................................   6-11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................  11-13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk ......   13


PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings...............................................   14

Item 4.  Submission of Matters to a Vote of Security Holders.............   14

Item 6.  Exhibits and Reports on Form 8-K................................   14

SIGNATURES...............................................................   15
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                      April 26, 2002    April 27, 2001   October 26, 2001
                                                      --------------    --------------   ----------------
                                                       (Unaudited)       (Unaudited)          (Note)
ASSETS
------

CURRENT ASSETS:

  Cash and cash equivalents                            $    37,559       $    23,266       $    20,139

  Accounts receivable less allowance
  (4/26/02 - $12,431; 4/27/01 - $8,227;
  10/26/01 - $10,212)                                      374,545           350,214           341,383

  Inventories:
   Manufactured products                                   129,869           130,154           114,967
   Raw materials, supplies and work-in-
   process                                                  74,399            72,914            70,598
                                                       -----------       -----------       -----------
                                                           204,268           203,068           185,565

  Deferred income taxes                                     40,326            21,063            40,547

  Prepaid expenses and other accounts                       65,924            76,565            73,860
                                                       -----------       -----------       -----------

    TOTAL CURRENT ASSETS                                   722,622           674,176           661,494

GOODWILL, NET                                              934,000           744,367           770,903
INTANGIBLES, NET                                           292,518           284,495           285,725
OTHER ASSETS, NET                                           67,403           113,691            96,769

PROPERTY, PLANT AND
EQUIPMENT                                                  614,302           701,094           700,998
  Less allowance for depreciation                         (229,334)         (273,933)         (289,819)
                                                       -----------       -----------       -----------
                                                           384,968           427,161           411,179
                                                       -----------       -----------       -----------

                                                       $ 2,401,511       $ 2,243,890       $ 2,226,070
                                                       ===========       ===========       ===========

Note: The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                                         April 26, 2002    April 27, 2001   October 26, 2001
                                                                         --------------    --------------    --------------
                                                                          (Unaudited)       (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
 Notes payable to banks                                                   $    95,527       $    14,600       $    41,600
 Trade accounts payable                                                       191,031           208,222           174,844
 Income taxes                                                                  47,716            29,622            23,328
 Accrued liabilities                                                          208,662           166,464           235,295
                                                                          -----------       -----------       -----------

     TOTAL CURRENT LIABILITIES                                                542,936           418,908           475,067

LONG TERM DEBT                                                                940,162         1,135,128         1,006,217

DEFERRED INCOME TAXES                                                         167,133            22,017            60,012

DEFERRED LIABILITIES                                                           58,431            30,744            30,209

STOCKHOLDERS' EQUITY:
 Common Stock (Par value - $.50; Authorized -
 120,000,000 shares; Shares issued, including
 shares in treasury - 60,221,312 shares)                                       30,110            30,110            30,110

 Additional paid-in capital                                                   227,907           216,536           216,756

 Retained earnings                                                            556,002           508,173           522,805

 Other                                                                        (11,260)           (3,848)           (1,551)
                                                                          -----------       -----------       -----------
                                                                              802,759           750,971           768,120
 Less cost of common stock in treasury
 (4/26/02-10,304,509 shares; 4/27/01 -
 10,778,675 shares; 10/26/01 - 10,739,685
 shares)                                                                      109,910           113,878           113,555
                                                                          -----------       -----------       -----------
                                                                              692,849           637,093           654,565
                                                                          -----------       -----------       -----------

                                                                          $ 2,401,511       $ 2,243,890       $ 2,226,070
                                                                          ===========       ===========       ===========

Note: The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 -------------------------------      ------------------------------
                                                   April 26,          April 27,         April 26,         April 27,
                                                     2002               2001              2002              2001
                                                 ------------       ------------      ------------      ------------
Net sales                                        $    554,002       $    513,745      $    985,042      $    850,725

Costs and expenses:

  Cost of sales                                       368,805            351,646           668,145           595,291

  Research and development                             17,165             15,940            32,369            27,762

  Selling and administration                          100,115             87,120           183,071           147,280
                                                 ------------       ------------      ------------      ------------

Income from Operations                                 67,917             59,039           101,457            80,392

  Interest expense                                     11,053             23,707            23,277            37,921

  Other (income)/expense - net                           (218)               157               258            (1,036)
                                                 ------------       ------------      ------------      ------------

Income before income taxes                             57,082             35,175            77,922            43,507

Income taxes                                           22,548             16,139            30,780            20,013
                                                 ------------       ------------      ------------      ------------

Net income                                       $     34,534       $     19,036      $     47,142      $     23,494
                                                 ============       ============      ============      ============

Net income per common share - basic              $       0.69       $       0.44      $       0.95      $       0.55
                                                 ============       ============      ============      ============
Net income per common share - diluted            $       0.67       $       0.44      $       0.92      $       0.54
                                                 ============       ============      ============      ============

Average number of common shares
outstanding - basic                                49,862,123         42,832,481        49,705,086        42,663,294
                                                 ============       ============      ============      ============
            - diluted                              51,594,252         43,353,392        51,206,402        43,113,176
                                                 ============       ============      ============      ============

Dividends paid per common share                  $      0.140       $      0.135      $      0.280      $      0.270
                                                 ============       ============      ============      ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                     April 26, 2002   April 27,2001
                                                                     --------------   -------------
OPERATING ACTIVITIES:
  Net income                                                           $    47,142     $    23,494
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                         21,816          21,476
       Amortization                                                          2,620          11,872
       Gains on sales of assets                                                  0            (736)
       Changes in certain assets and liabilities, net of effects of acquired businesses:
             Decrease (increase) in accounts and notes receivable          (31,807)         11,887
             Decrease (increase) in inventories and prepaid assets         (19,885)          7,221
             Increase (decrease) in trade accounts payable and
               accrued liabilities                                          19,353         (26,704)
             Increase in income taxes payable                               24,388          14,587
             Decrease in other deferred liabilities                         (1,985)         (2,326)
       Other                                                                 5,833          (5,891)
                                                                       -----------     -----------

  Net Cash Provided By Operating Activities                                 67,475          54,880

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (13,587)        (13,955)
  Acquired businesses/assets, net of cash                                  (22,870)       (807,042)
  Divested businesses/assets                                                     0           7,268
                                                                       -----------     -----------

  Net Cash Used In Investing Activities                                    (36,457)       (813,729)

FINANCING ACTIVITIES:
  Net proceeds (payments) from borrowings                                   (7,740)        770,653
  Proceeds from sale of treasury stock                                       8,080           2,012
  Dividends paid                                                           (13,938)        (11,485)
                                                                       -----------     -----------

  Net Cash (Used in)/Provided by Financing Activities                      (13,598)        761,180

Increase In Cash and Cash Equivalents                                       17,420           2,331

Cash and Cash Equivalents at Beginning of Period                            20,139          20,935
                                                                       -----------     -----------

Cash and Cash Equivalents at End of Period                             $    37,559     $    23,266
                                                                       ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2002

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 26, 2002 are not necessarily indicative of the results that may be expected for the year ending October 25, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 26, 2001.


NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable include $39.0 million at April 26, 2002, $24.5 million at October 26, 2001 and $30.1 million at April 27, 2001 of issued checks which had not cleared the Company's bank accounts.


NOTE 3: ACQUISITIONS AND DIVESTITURES

In March 2002, Valspar purchased from its joint venture partner the remaining 20% interest in Dyflex B.V., a resin manufacturer in the Netherlands. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2002 - CONTINUED


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

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America with reported sales of $656.2 million for the year ended November 30, 1999, and $669.7 million for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The following unaudited pro forma combined summary statement of income information for the six month period ended April 27, 2001 was prepared in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and assumes the acquisition had occurred at the beginning of the period presented. The following pro forma data reflects adjustments for interest expense and amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                 (Thousands of dollars,          Six months ended
                  except per share data)          April 27, 2001
                                                  --------------
                 Net sales                           $948,223
                 Net income                            27,620
                 Net income per share-basic               .65
                 Net income per share-diluted             .64

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2002 - CONTINUED


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


NOTE 4: COMPREHENSIVE INCOME

The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consist of foreign currency translation adjustments of ($9,711,000), ($1,245,000) and $744,000 as of April 26, 2002, October 26,
2001 and April 27, 2001, respectively.


NOTE 5: SEGMENT INFORMATION

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

Net sales by product line are as follows:

(Dollars in
 thousands)         Three Months Ended                  Six Months Ended
             -------------------------------     -------------------------------
             April 26, 2002   April 27, 2001     April 26, 2002   April 27, 2001
             --------------   --------------     --------------   --------------
Industrial         $216,955         $211,082           $403,745         $321,835
Packaging           120,944          116,803            229,730          229,259
AAS                 180,399          151,077            289,052          241,179
Other                35,704           34,783             62,515           58,452
             --------------   ---------------     -------------   --------------
                   $554,002         $513,745           $985,042         $850,725

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2002 - CONTINUED


NOTE 6: RESTRUCTURING

In September 2001, the Company's Board of Directors approved and the Company initiated actions to eliminate redundant facilities and functions resulting from the Lilly Industries acquisition in order to accelerate performance improvement. These actions resulted in the Company recording aggregate pre-tax charges of $39.3 million during the fourth quarter of fiscal 2001. The charges include $21.9 million classified as restructuring and $17.4 million of inventory and other asset write-downs classified as cost of sales. Through April 26, 2002, the Company has paid or incurred $31.3 million of the $39.3 million charge. The Company anticipates that substantially all of the remaining restructuring costs will be paid by October 25, 2002.

(In thousands)                                Incurred through        Balance
                              Total Charge     April 26, 2002     April 26, 2002
                              ------------    ----------------    --------------
Severance costs                    $ 8,384             $ 5,863           $ 2,521
Exit and termination costs           2,049               1,497               552
Property, plant and equipment       11,497              10,253             1,244
Inventory and other assets          17,370              13,720             3,650
                              ------------    ----------------    --------------
                                   $39,300             $31,333           $ 7,967

These plans contemplated a worldwide workforce reduction of 350 people or five percent of the total workforce. As of April 26, 2002, 315 employees have been terminated and six of the seven full plant closures/consolidations have occurred. The net cash impact of the charges over the next two years will be negligible.


NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

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

Effective October 27, 2001, the Company adopted SFAS 142, which requires that goodwill and indefinite lived intangible assets be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company completed the required transitional impairment tests of goodwill and indefinite lived intangible assets and determined the fair value to be in excess of the carrying value of these assets.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2002 - CONTINUED


As required by SFAS 142, the Company continues to amortize intangibles with finite lives. Included in intangibles assets are patents, trademarks, tradenames, customer lists and technology.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

(In thousands)                               Three Months Ended           Six Months Ended
                                          ------------------------    ------------------------
                                           April 26,     April 27,     April 26,     April 27,
                                             2002          2001          2002          2001
                                          ----------    ----------    ----------    ----------
Reported net income                       $   34,534    $   19,036    $   47,142    $   23,494
Add-back goodwill and indefinite
  lived intangible asset amortization,
  net of tax                                      --         6,259            --         8,576
                                          ----------    ----------    ----------    ----------
Adjusted net income                       $   34,534    $   25,295    $   47,142    $   32,070

Reported basic earnings per share         $     0.69    $     0.44    $     0.95    $     0.55
Add-back goodwill and indefinite
  lived intangible asset amortization             --          0.15            --          0.20
                                          ----------    ----------    ----------    ----------
Adjusted basic earnings per share         $     0.69    $     0.59    $     0.95    $     0.75

Reported diluted earnings per share       $     0.67    $     0.44    $     0.92    $     0.54
Add-back goodwill and indefinite
  lived intangible asset amortization             --          0.14            --          0.20
                                          ----------    ----------    ----------    ----------
Adjusted diluted earnings per share       $     0.67    $     0.58    $     0.92    $     0.74


NOTE 8: FINANCIAL INSTRUMENTS

The Company's involvement with derivative financial instruments is limited to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used to hedge the impact of currency fluctuations on certain intercompany transactions. The Company also holds interest rate swaps used to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable rate debt. The Company has "fixed to floating" fair value interest rate swaps and "floating to fixed" cash flow interest rate swaps. These swaps were entered into and are designated and qualified as hedges of certain of the Company's debt. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2002 - CONTINUED


NOTE 9: NEW ACCOUNTING STANDARDS

Effective October 27, 2001, the Company adopted Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment and Disposal of Long-Lived Assets." The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

Effective October 27, 2001, the Company adopted Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" and Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." See Note 7. Application of the non-amortization provisions of Statement 142 is expected to result in an annual increase to earnings of approximately $.36 per share, assuming outstanding shares of 50,200,000.


NOTE 10: SUBSEQUENT EVENTS

On April 30, 2002, the Company received the proceeds from the issuance of $350 million five-year bonds at a 6% interest rate. The net proceeds were used to reduce floating rate bank borrowings and as a result the notes payable to banks and long-term debt under the revolver decreased $83.2 million and $263.0 million, respectively.


NOTE 11: RECLASSIFICATION

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 7.8% to $554,002,000 from $513,745,000 in 2001. For the six month period net sales increased 15.8% to $985,042,000 from $850,725,000. Core business growth was up 7.5% and 3.5% for the quarter and six month period, respectively. The quarter sales increase was attributable to continued strength in Architectural coatings. Due to the seasonal nature of the Company's business, sales for the second quarter and six month period are not necessarily indicative of sales for the full year.

The gross profit margin increased to 33.4% from 31.6% in the second quarter of 2002 and to 32.2% from 30.0% for the first six months from the comparable periods last year. The increase in gross margin reflects the continued benefits from manufacturing integration, growth in the proportion of higher margin Industrial product line revenues, principally from the Lilly acquisition, as well as lower raw material costs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Operating expenses (research and development, selling and administrative) increased 13.8% to $117,280,000 (21.2% of net sales) in the second quarter of 2002 compared to $103,060,000 (20.1% of net sales) in 2001. Year to date operating expenses increased 23.1% to $215,440,000 (21.9% of net sales) compared with $175,042,000 (20.6% of net sales) for the same period last year. Operating expenses in the second quarter of 2002 increased 2.4 percentage points over second quarter 2001 after adjusting second quarter 2001 for the benefit of early adoption of SFAS 142. This increase was primarily attributable to variable incentive compensation and increased bad debt reserves, as well as the product mix difference resulting from the higher proportion of Industrial revenues that carry higher operating expenses.

Interest expense during the second quarter of 2002 decreased to $11,053,000 from $23,707,000 in 2001. Year to date interest expense decreased to $23,277,000 from $37,921,000 in the prior year. The decreases in both periods are due to lower debt levels and reduced interest rates as compared to the previous year. In April 2002, the Company completed the issuance of $350 million five-year bonds at a 6% interest rate. Net proceeds were used to reduce floating rate bank borrowings, and as a result the notes payable to banks and long-term debt under the revolving credit line decreased $83.2 million and $263.0 million, respectively. As a result, third and fourth quarter interest expense is expected to increase by approximately $2 million per quarter compared to the second quarter of 2002.

The effective tax rate decreased to 39.5% resulting from the reduction of non-deductible goodwill amortization following the adoption of SFAS 142.

Net income in the second quarter of 2002 increased 81.4% to $34,534,000 or $.67 per diluted share. On a comparable year over year basis (with adoption of SFAS 142 and higher shares outstanding), diluted earnings per share increased 34.0%. Year to date net income increased 100.7% to $47,142,000 or diluted earnings per share of $.92. On a comparable year over year basis, diluted earnings per share increased 45.5%.

Financial Condition: The net cash provided by the Company's operations was $67,475,000 for the first six months of 2002, compared with $54,880,000 for the first six months of 2001. During the first six months of 2002, the cash provided by operating activities and current cash balances were used to fund $7,740,000 in repayment of bank borrowings, $22,870,000 in acquisition investments, $13,587,000 in capital expenditures and $13,938,000 in dividend payments.

Accounts receivable increased $31,807,000 as a result of increased sales primarily in Architectural coatings. Inventories and other assets increased $19,885,000 as a result of seasonality in the Architectural coatings. Accounts payable and accrued liabilities increased $19,353,000 primarily as a result of increased inventory levels and due to the timing of payables and accrued liability disbursements.

Capital expenditures for property, plant and equipment were $13,587,000 in the first six months of 2002, compared with $13,955,000 in the first six months of 2001.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The ratio of total debt to capital decreased to 59.9% at the end of second quarter of 2002 from 61.6% at the close of fiscal 2001. The total debt to capital ratio as of April 27, 2001 was 64.3%. The Company believes its existing lines of credit, access to credit facilities, and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

Forward Looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include risks related to the Company's acquisitions, including risks of adverse changes in the results of acquired businesses; risks of disruptions in business resulting from the integration process; and significantly higher levels of debt for the Company resulting in higher interest costs. The Company also faces general risks and uncertainties, such as the Company's reliance on the efforts of vendors, government agencies, utilities, and other third parties to achieve adequate compliance and avoid disruption of its business; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; changes in raw materials pricing and availability; changes in governmental regulation, including more stringent environmental, health, and safety regulations; the nature, cost and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.


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

The Company is also subject to interest rate risk. At April 26, 2002, approximately 50% of the Company's total debt consisted of floating rate debt after taking into account interest rate swaps entered into during the second quarter as well as the 6% notes due May 1, 2007 which were priced on April 25, 2002 and settled on April 30, 2002. If interest rates were to increase 10% from the rates in effect on April 26, 2002, assuming no change in debt balances, the additional interest expense would be approximately $1 million higher on a pre-tax basis during the second half of the fiscal year.

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


ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS:

The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 27, 2002. The stockholders took the following actions:

(i) The stockholders elected four directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                                       Votes For        Votes Withheld
                                      ----------        --------------
         Thomas R. McBurney           44,892,940           345,352
         Richard M. Rompala           44,953,090           285,202
         Michael P. Sullivan          44,859,410           378,882
         Richard L. White             44,940,250           298,042

(ii) The stockholders approved an amendment to the Corporation's Stock Option Plan for Non-Employee Directors. 42,613,920 votes were cast for the resolution, 2,332,744 votes were cast against the resolution, 291,628 votes abstained; and there were no broker non-votes.

(iii) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2002. 44,409,326 votes were cast for the resolution; 767,774 votes were cast against the resolution, shares representing 61,192 votes abstained; and there were no broker non-votes.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

(a) During the three months ended April 26, 2002, a report on Form 8-K, dated April 18, 2002, was filed on April 18, 2002, under Item 5 - Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE VALSPAR CORPORATION


Date: June 10, 2002                     By /s/ R. Engh
                                           ------------------------------
                                           R. Engh
                                           Secretary


Date: June 10, 2002                     By /s/ P. C. Reyelts
                                           ------------------------------
                                           P. C. Reyelts
                                           Senior Vice President, Finance
                                           (Chief Financial Officer)