Form 10-K/A
period 2001-10-26
VALSPAR CORP
filed 2002-07-26
CIK 102741

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                                       To
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto are amended as of July 26, 2002, specifically Note 8. The amendment affects the pro forma net income and pro forma earnings per share for 2001 under SFAS 123.

The amendment does not affect the Company's historical results of operations, financial condition or cash flows for any period presented.

Other than this change to Note 8, there was no change to the consolidated financial statements, the notes to the consolidated financial statements, the report of the independent auditors or the report of management.

                                                         VALSPAR AR 01   PAGE 11

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, except per share amounts)

                                                                                                 OCTOBER 26,     OCTOBER 27,
                                                                                                    2001            2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
Current Assets                      Cash and cash equivalents                                   $    20,139     $    20,935
                                    ----------------------------------------------------------------------------------------
                                    Accounts and notes receivable, less
                                    allowances for doubtful accounts
                                    (2001 - $10,212; 2000 - $4,925)                                 341,383         277,763
                                    ----------------------------------------------------------------------------------------
                                    Inventories                                                     185,565         154,887
                                    ----------------------------------------------------------------------------------------
                                    Deferred income taxes                                            40,547          18,464
                                    ----------------------------------------------------------------------------------------
                                    Prepaid expenses and other accounts                              73,860          61,815
                                    ----------------------------------------------------------------------------------------
                                    Total Current Assets                                            661,494         533,864
                                    ----------------------------------------------------------------------------------------
Goodwill, net                                                                                     1,056,628         208,748
                                    ----------------------------------------------------------------------------------------
Other Assets, net                                                                                    96,769          83,671
                                    ----------------------------------------------------------------------------------------
Property, Plant and Equipment       Land                                                             35,905          21,093
                                    ----------------------------------------------------------------------------------------
                                    Buildings                                                       144,158         135,205
                                    ----------------------------------------------------------------------------------------
                                    Machinery and equipment                                         520,935         389,177
                                    ----------------------------------------------------------------------------------------
                                                                                                    700,998         545,475
                                    Less accumulated depreciation                                   289,819         246,728
                                    ----------------------------------------------------------------------------------------
                                    Net Property, Plant and Equipment                               411,179         298,747
                                    ----------------------------------------------------------------------------------------
                                    Total Assets                                                $ 2,226,070     $ 1,125,030
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                 Notes payable to banks                                      $    41,114     $    39,731
                                    ----------------------------------------------------------------------------------------
                                    Trade accounts payable                                          174,844         153,996
                                    ----------------------------------------------------------------------------------------
                                    Income taxes                                                     23,328          10,910
                                    ----------------------------------------------------------------------------------------
                                    Accrued liabilities                                             235,295         129,187
                                    ----------------------------------------------------------------------------------------
                                    Current Portion of Long-Term Debt                                   486             464
                                    ----------------------------------------------------------------------------------------
                                    Total Current Liabilities                                       475,067         334,288
                                    ----------------------------------------------------------------------------------------
Long-Term Debt                                                                                    1,006,217         300,300
                                    ----------------------------------------------------------------------------------------
Deferred Income Taxes                                                                                60,012          22,366
                                    ----------------------------------------------------------------------------------------
Deferred Liabilities                                                                                 30,209          30,505
                                    ----------------------------------------------------------------------------------------
                                    Total Liabilities                                             1,571,505         687,459
                                    ----------------------------------------------------------------------------------------
Stockholders' Equity                Common Stock (par value $.50 per share;
                                    shares authorized 126,900,000;
                                    shares issued, including shares in
                                    treasury, 60,221,312 shares in 2001; 53,321,312 in 2000)         30,110          26,660
                                    ----------------------------------------------------------------------------------------
                                    Additional paid-in capital                                      216,756          34,267
                                    ----------------------------------------------------------------------------------------
                                    Retained earnings                                               522,805         490,860
                                    ----------------------------------------------------------------------------------------
                                    Other                                                            (1,551)           (306)
                                    ----------------------------------------------------------------------------------------
                                                                                                    768,120         551,481

                                    Less cost of Common Stock in treasury
                                    (2001 - 10,739,685 shares;
                                    2000 - 10,840,142 shares)                                       113,555         113,910
                                    ----------------------------------------------------------------------------------------
                                    Total Stockholders' Equity                                      654,565         437,571
                                    ----------------------------------------------------------------------------------------
                                    Total Liabilities and Stockholders' Equity                  $ 2,226,070     $ 1,125,030
============================================================================================================================

See Notes to Consolidated Financial Statements

PAGE 12   VALSPAR AR 01


CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands, except per share amounts)

                                          OCTOBER 26,     OCTOBER 27,    OCTOBER 29,
FOR THE YEAR ENDED                           2001            2000            1999
-------------------------------------------------------------------------------------
NET SALES                                $ 1,920,970     $ 1,483,320     $ 1,387,677
-------------------------------------------------------------------------------------
COST AND EXPENSES:
-------------------------------------------------------------------------------------
   Cost of sales                           1,346,934       1,039,267         960,395
-------------------------------------------------------------------------------------
   Research and development                   58,105          46,353          44,091
-------------------------------------------------------------------------------------
   Selling and administrative                303,796         224,290         222,275
-------------------------------------------------------------------------------------
   Amortization Expense                       29,283          10,675           7,559
-------------------------------------------------------------------------------------
   Restructuring                              21,930          (1,200)          8,346
-------------------------------------------------------------------------------------
INCOME FROM OPERATIONS                       160,922         163,935         145,011
   Other (Income)/Expense, net                (2,787)            200          (9,164)
   Interest expense                           72,559          21,989          19,089
-------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                    91,150         141,746         135,086
   Income taxes                               39,650          55,280          52,944
-------------------------------------------------------------------------------------
NET INCOME                               $    51,500     $    86,466     $    82,142
-------------------------------------------------------------------------------------
Net Income Per Common Share - Basic      $      1.12     $      2.02     $      1.90
-------------------------------------------------------------------------------------
Net Income Per Common Share - Diluted    $      1.10     $      2.00     $      1.87
-------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

                                                         VALSPAR AR 01   PAGE 13

CONSOLIDATED STATEMENTS
OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, except per share amounts)

                                                 COMMON STOCK            ADDITIONAL
                                                 ------------              PAID-IN       RETAINED                        TREASURY
                                            SHARES          AMOUNT         CAPITAL       EARNINGS          OTHER           STOCK
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 30, 1998                   53,321,312     $   26,660     $   24,880     $  367,040      $   (2,776)     $   75,616
-----------------------------------------------------------------------------------------------------------------------------------
Common stock options
exercised for 50,007 shares                        --             --            715             --              --            (406)
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of 494,400 shares of
common stock for treasury                          --             --             --             --              --          17,585
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income:                              --             --             --             --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                         --             --             --         82,142              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation, net of tax           --             --             --             --           4,679              --
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common
stock - $.46 per share                             --             --             --        (19,785)             --              --
-----------------------------------------------------------------------------------------------------------------------------------
Other                                              --             --          3,301             --              94             399
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 29, 1999                   53,321,312     $   26,660     $   28,896     $  429,397      $    1,997      $   93,194
-----------------------------------------------------------------------------------------------------------------------------------
Common stock options
exercised for 84,893 shares                        --             --          1,101             --              --            (840)
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of 661,000 shares of
common stock for treasury                          --             --             --             --              --          21,124
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:                              --             --             --             --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                         --             --             --         86,466              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation, net of tax           --             --             --             --          (1,306)             --
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common
stock - $.52 per share                             --             --             --        (22,185)             --              --
-----------------------------------------------------------------------------------------------------------------------------------
Other                                              --             --          4,270         (2,818)           (997)            432
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 27, 2000                   53,321,312     $   26,660     $   34,267     $  490,860      $     (306)     $  113,910
-----------------------------------------------------------------------------------------------------------------------------------
Common stock options
exercised for 141,578 shares                       --             --            918             --              --          (1,225)
-----------------------------------------------------------------------------------------------------------------------------------
Common stock issuance and
sale of 6,900,000 shares, net               6,900,000          3,450        181,239             --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:                              --             --             --             --              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                         --             --             --         51,500              --              --
-----------------------------------------------------------------------------------------------------------------------------------
Foreign currency translation, net of tax           --             --             --             --          (1,245)             --
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends on common
stock - $.54 per share                             --             --             --        (24,856)             --              --
-----------------------------------------------------------------------------------------------------------------------------------
Other                                              --             --            332          5,301              --             870
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 26, 2001                   60,221,312     $   30,110     $  216,756     $  522,805      $   (1,551)     $  113,555
===================================================================================================================================

See Notes to Consolidated Financial Statements

PAGE 14   VALSPAR AR 01


CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

                                                                                       OCTOBER 26,      OCTOBER 27,    OCTOBER 29,
                            FOR THE YEAR ENDED                                            2001             2000           1999
----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES        Net income                                                 $   51,500      $   86,466      $   82,142
                            Adjustments to reconcile net
                            income to net cash provided by
                            operating activities:
                                 Restructuring and non-recurring charge                    39,300          (1,200)          8,346
                            ------------------------------------------------------------------------------------------------------
                                 Depreciation                                              43,767          34,563          32,241
                            ------------------------------------------------------------------------------------------------------
                                 Amortization                                              29,283          10,675           7,559
                            ------------------------------------------------------------------------------------------------------
                                 Deferred income taxes                                     15,055          11,526          (9,619)
                            ------------------------------------------------------------------------------------------------------
                                 Gain on sales or abandonment
                                 of property, plant and equipment                          (3,512)             --           3,358
                            ------------------------------------------------------------------------------------------------------
                                 Gain on sales of investments                                (736)             --         (13,850)
                            ------------------------------------------------------------------------------------------------------
                                 Changes in certain assets and liabilities,
                                 net of effects of acquired businesses:
                                 Decrease (increase) in accounts and
                                 notes receivable                                          20,214         (17,100)         (9,513)
                            ------------------------------------------------------------------------------------------------------
                                 Decrease (increase) in inventories and
                                 other assets                                              10,108         (14,397)         (1,348)
                            ------------------------------------------------------------------------------------------------------
                                 Increase (decrease) in trade accounts
                                 payable and accrued liabilities                          (26,989)         (8,074)         12,687
                            ------------------------------------------------------------------------------------------------------
                                 Increase (decrease) in income taxes payable                8,293         (10,952)         15,849
                            ------------------------------------------------------------------------------------------------------
                                 Increase (decrease) in other deferred liabilities          6,048            (792)            717
                            ------------------------------------------------------------------------------------------------------
                                 Other                                                      5,278           2,623          (1,320)
                            ------------------------------------------------------------------------------------------------------
                            Net Cash Provided by Operating Activities                     197,609          93,338         127,249
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES        Purchases of property, plant and equipment                    (36,200)        (32,425)        (31,400)
                            ------------------------------------------------------------------------------------------------------
                            Acquired businesses, net of cash                             (830,664)         (3,935)       (240,657)
                            ------------------------------------------------------------------------------------------------------
                            Divested businesses/assets                                     22,430              --          37,678
                            ------------------------------------------------------------------------------------------------------
                            Other investments/advances to joint ventures                       --         (15,586)           (459)
                            ------------------------------------------------------------------------------------------------------
                            Net Cash Used in Investing Activities                        (844,434)        (51,946)       (234,838)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES        Net proceeds from borrowings                                  484,053         (12,278)        162,037
                            ------------------------------------------------------------------------------------------------------
                            Proceeds from sales of treasury stock                           2,143           1,941           1,121
                            ------------------------------------------------------------------------------------------------------
                            Proceeds from equity offering                                 184,689              --              --
                            ------------------------------------------------------------------------------------------------------
                            Purchase of shares of Common Stock for treasury                    --         (21,124)        (17,585)
                            ------------------------------------------------------------------------------------------------------
                            Dividends paid                                                (24,856)        (22,185)        (19,785)
                            ------------------------------------------------------------------------------------------------------
                            Net Cash provided by/(used in)
                            financing activities                                          646,029         (53,646)        125,788
                            ------------------------------------------------------------------------------------------------------
                            (Decrease)/Increase in cash and cash equivalents                 (796)        (12,254)         18,199
==================================================================================================================================
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             20,935          33,189          14,990
==================================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF YEAR                                               $   20,139      $   20,935      $   33,189
==================================================================================================================================

See Notes to Consolidated Financial Statements

                                                         VALSPAR AR 01   PAGE 15


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE VALSPAR CORPORATION * Years Ended October 2001, 2000 and 1999 (Dollars in thousands except per share amounts)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR: The Company has a 4-4-5 accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. All years presented include 52 weeks.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the parent company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Investments in which the Company has a 20 to 50 percent interest and where the Company does not have management control are accounted for using the equity method.

ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

REVENUE RECOGNITION: Other than long-term warranty programs, revenue from sales is recognized upon product shipment and passage of title to the customer. Revenue from long-term warranty programs is recognized based on the ratio of costs incurred to estimated total costs at program completion, using historical claim data. Adjustments in estimated costs are reflected in earnings in the current period. Anticipated losses on programs in progress are charged to earnings when identified.

CASH EQUIVALENTS: The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

INVENTORIES: Inventories are stated at the lower of cost or market. The Company's domestic inventories are recorded on the last-in, first-out (LIFO) method. The remaining inventories are recorded using the first-in, first-out
(FIFO) method.

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Provision for depreciation of property is made by charges to operations at rates calculated to amortize the cost of the property over its useful life (twenty years for buildings; three to ten years for machinery and equipment) primarily using the straight-line method. Effective October 30, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

INTANGIBLE AND LONG-LIVED ASSETS: Intangible assets, including goodwill, are carried at cost and amortized using the straight-line method over their estimated period of benefit (6 to 40 years). The Company reviews its intangible and long-lived assets for impairment in accordance with Statement of Financial Accounting Standard No. 121 (SFAS 121). Under SFAS 121, impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

STOCK OPTIONS: As permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" and its interpretations in accounting for its stock options and other stock-based employee compensation awards. Pro forma information regarding net income and earnings per share as calculated under the fair value provisions of SFAS 123 is disclosed in Note 8 to the financial statements.

FOREIGN CURRENCY: Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in other (income)/expense, net.

NET INCOME PER SHARE: The following table reflects the components of common shares outstanding for each of the three years ended October 26, 2001 in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128):

                                            2001          2000          1999
--------------------------------------------------------------------------------
   Weighted average
   common shares
   outstanding-basic                     46,062,459    42,706,168    43,298,367
   Dilutive effect of
   stock options                            595,296       489,599       537,212
--------------------------------------------------------------------------------
   Equivalent average
   common shares
   outstanding diluted                   46,657,755    43,195,767    43,835,579
================================================================================

Under the provisions of SFAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with

PAGE 16   VALSPAR AR 01


exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options.

FINANCIAL INSTRUMENTS: All financial instruments are held for purposes other than trading. The estimated fair values of the Company's financial instruments approximate their carrying amounts in the consolidated balance sheet at October 26, 2001.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and foreign currency translation adjustment and is presented in the Consolidated Statements of Changes in Stockholders' Equity.


NOTE 2 - ACQUISITIONS AND DIVESTITURES

Effective July 31, 2001, the Company acquired the Packaging Coatings business of Coates Brothers in Singapore, Malaysia, Indonesia and Thailand. Revenues for these businesses were $7 million in 2000. This acquisition significantly strengthens the Company's presence in the Southeast Asia packaging coatings market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The effect of this transaction on the Company's results of operations for 2001 was not material.

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America, with reported net sales of $656.2 million for the year ended November 30, 1999, and $669.7 for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation, and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as goodwill, and prior to the adoption of Statement of Financial Accounting Standards No. 142, is being amortized over the estimated period of benefit.

The following unaudited pro forma combined summary statements of income information for the twelve month periods ended October 26, 2001 and October 27, 2000 were prepared in accordance with Accounting Principles Board Opinion No. 16 and assumes the acquisition had occurred at the beginning of the periods presented. The following pro forma data reflect adjustments for interest expense, amortization of goodwill and depreciation of fixed assets. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

              UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                  (Thousands of dollars, except per share data)

                                               YEAR ENDED         YEAR ENDED
                                            OCTOBER 26, 2001   OCTOBER 27, 2000
--------------------------------------------------------------------------------
  Net sales                                      $ 2,018,468        $ 2,153,019
  Net income                                          45,420             57,275
  Net income per share-basic                             .99               1.34
  Net income per share-diluted                           .97               1.33

During the first quarter of fiscal 2001, the Company completed the sale of its existing Mirror Coatings business as a condition of Federal Trade Commission approval for the Lilly Industries acquisition. This product line had revenues of approximately $12 million for the year ended October 27, 2000. The effect of this divestiture on the Company's results of operations for 2001 was not material.

In November 2000, the Company acquired the 49% interest in The Valspar (Mexico) Corporation, S.A. de C.V. held by its joint venture partner. The Valspar (Mexico) Corporation has operations in Mexico City and Monterrey and produces Industrial and Packaging coatings. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The effect of this transaction on the Company's results of operations for 2001 was not material.

In December 1997, as a part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as a part of the Dexter acquisition, the Company acquired Dexter's majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates' 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The effect of this transaction on the Company's results of operations for 2000 was not material.

Effective September 30, 1999, the Company acquired the 50% interest in Farboil Company held by its joint venture partner. Farboil Company, located in Baltimore, Maryland, produces decorative powder coatings with annual revenues in 1999 of $17 million. The transaction was accounted for as a purchase. Accordingly, the net assets and operating

                                                         VALSPAR AR 01   PAGE 17


results have been included in the Company's financial statements from the date of acquisition.

Effective February 26, 1999, the Company acquired Dexter Corporation's worldwide packaging coatings business and its French industrial coatings subsidiary, Dexter SAS. Dexter is a worldwide supplier of beverage can, food can and specialty coatings to the packaging market. Dexter SAS supplies a variety of coatings to the European industrial market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired has been recorded as good will and is being amortized over the estimated period of benefit.

Effective December 17, 1998, the Company acquired a majority interest in Dyflex B.V., a Netherlands based producer of specialty water-based polymers. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition.

Effective March 26 and April 20,1999, the Company completed the sale of its Marine and Flexible Packaging Coatings product lines. These product lines had revenues of $25 million and $12 million, respectively, for the year ended October 1998.


NOTE 3 - RESTRUCTURING

In September 2001, the Company's Board of Directors approved and the Company initiated actions to eliminate redundant facilities and functions resulting from the Lilly Industries acquisition in order to accelerate performance improvement. These actions resulted in the Company recording aggregate pre-tax charges of $39,300. The charges include $21,930 classified as restructuring and $17,370 of inventory and other asset write-downs classified in cost of sales. Through October 26, 2001, the Company has paid or incurred $21,678 of the $39,300 charge. The Company anticipates that substantially all of the remaining restructuring costs will be paid by October 25, 2002.

                                                            INCURRED
                                                             THROUGH    BALANCE
                                                   TOTAL     OCTOBER    OCTOBER
                                                  CHARGE    26, 2001    26, 2001
--------------------------------------------------------------------------------
   Severance costs                                $ 8,384    $   888    $ 7,496
   Exit and termination costs                       2,049        115      1,934
   Property, plant and equipment                   11,497      7,733      3,764
   Inventory and other assets                      17,370     12,942      4,428
--------------------------------------------------------------------------------
                                                  $39,300    $21,678    $17,622
================================================================================

These plans contemplated a workforce reduction of worldwide headcount by 350 or five percent. As of October 26, 2001 the Company had communicated the benefits due to employees resulting from the workforce reduction. The net cash impact of the charges over the next two years will be negligible.

During 1999, the Company initiated actions to eliminate redundant facilities and functions resulting from the acquired Dexter packaging coatings operations, resulting in a pre-tax restructuring charge of $8,346. During 2000, accruals in the amount of $1,200 were reversed related to lower than estimated costs.


NOTE 4 - INVENTORIES

The major classes of inventories consist of the following:

                                                             2001         2000
--------------------------------------------------------------------------------
   Manufactured products                                   $114,967    $108,225
   Raw materials, supplies and work-in-process               70,598      46,662
--------------------------------------------------------------------------------
                                                           $185,565    $154,887
================================================================================

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $128,450 at October 26, 2001 and $108,031 at October 27, 2000,
approximately $28,530 and $27,335 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.


NOTE 5 - TRADE ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade accounts payable include $24,459 and $23,326 of issued checks which had not cleared the Company's bank accounts as of October 26, 2001 and October 27, 2000, respectively.

Accrued liabilities include the following:

                                                             2001         2000
--------------------------------------------------------------------------------
  Employee compensation                                    $ 58,860    $ 43,879
  Uninsured loss reserves                                    56,372      22,575
  Customer volume rebates                                    34,006      25,541
  Contribution to employees'
  retirement trusts                                           5,642       7,789
  Restructuring                                              17,622       1,093
  Deferred Revenue                                           17,619          --
  Other                                                      45,174      28,310
--------------------------------------------------------------------------------
  Total                                                    $235,295    $129,187
================================================================================

The increase in accrued liabilities is due to the Lilly acquisition, restructuring, and deferred revenue.

PAGE 18   VALSPAR AR 01


NOTE 6 - LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

                                                        2001            2000
--------------------------------------------------------------------------------
  Notes to banks
  (3.225% - 5.6233% at October 26, 2001)            $   890,597     $   283,741
  Senior Notes
  (7.75% at October 26, 2001 payable in 2007)           100,000
  Industrial development bonds
  (2.2 - 7.6% at October 26,
  2001, payable in 2015 and 2018)                        14,955          15,204
  Obligations under capital lease
  (7.5% at October 26, 2001,
  payable through 2004)                                   1,151           1,819
--------------------------------------------------------------------------------
                                                    $ 1,006,703     $   300,764
  Less current maturities                                  (486)           (464)
--------------------------------------------------------------------------------
                                                    $ 1,006,217     $   300,300
================================================================================

The Company has $1,150,000 of committed revolving multi-currency credit facilities with two syndicates of banks at optional interest rates of prime or IBOR-based rates. The 364-day facility in the amount of $150,000 matures November 14, 2002 and the five-year facility in the amount of $1,000,000 matures November 17, 2005. Included in the $1 billion credit facility are notes to banks totaling $890,597 at October 26, 2001 and $283,741 at October 27, 2000. The maturities of the remaining long-term debt are as follows: 2002 - $486; 2003 - $519; 2004 - $718; 2005-$150; 2006-$127 and $114,106 thereafter. The revolving credit loan agreement contains covenants that require the Company to maintain certain financial ratios. The Company is in compliance with these covenants as of October 26, 2001.

Under other short-term bank lines of credit around the world, the Company may borrow up to $118,673 on such terms as the Company and the banks may mutually agree. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements, including the revolver, had an average annual interest rate of 6.37% in 2001 and 6.06% in 2000.

The Company had unused lines of credit under short-term bank lines and the revolving credit facility of $688,429 at October 26, 2001, which was reduced by $350 million in November 2001.

Interest paid during 2001, 2000 and 1999 was $67,660, $22,369 and $19,092, respectively.


NOTE 7 - INCOME TAXES

Significant components of the provision for income taxes are as follows:

YEAR ENDED                                      2001          2000        1999
--------------------------------------------------------------------------------
   Current
     Federal                                  $ 14,558     $ 32,312    $ 49,820
     State                                      (1,443)       3,412       5,943
     Foreign                                     7,938        8,212       5,319
--------------------------------------------------------------------------------
   Total Current                                21,053       43,936      61,082
================================================================================
   Deferred
     Federal                                    15,302        9,586      (4,717)
     State                                       2,731        1,565        (860)
     Foreign                                       564          193      (2,561)
--------------------------------------------------------------------------------
   Total Deferred                               18,597       11,344      (8,138)
================================================================================
   Total Income Taxes                         $ 39,650     $ 55,280    $ 52,944
================================================================================


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                               2001          2000        1999
--------------------------------------------------------------------------------
   Deferred tax assets:
     Product liability accruals              $  9,372     $  2,508     $  2,749
     Insurance accruals                         3,392        3,418        4,459
     Deferred compensation                      7,414        7,125        7,797
     Workers' compensation accruals             2,141        2,538        2,177
     Employee compensation accruals             2,693        1,931        2,943
     Other                                     31,769       20,974       19,142
--------------------------------------------------------------------------------
   Total deferred tax assets                   56,781       38,494       39,267
================================================================================
   Deferred tax liabilities:
     Tax in excess of book depreciation       (33,510)     (24,445)     (15,336)
     Other                                    (42,736)     (17,951)     (16,658)
--------------------------------------------------------------------------------
   Total deferred tax liabilities             (76,246)     (42,396)     (31,994)
--------------------------------------------------------------------------------
   Net deferred tax (liabilities)/assets     $(19,465)    $ (3,902)    $  7,273
================================================================================


A reconciliation of income tax computed at the U.S. Federal statutory tax rate to the effective income tax rate is as follows:

                                                    2001       2000       1999
--------------------------------------------------------------------------------
   Tax at U.S. statutory Rate                       35.0%      35.0%      35.0%
   Goodwill Amortization                             5.5%       0.5%       0.4%
   State income taxes, net of Federal benefit        0.8%       2.1%       2.4%
   Non-U.S. Taxes                                    2.7%       0.7%       0.1%
   Other                                            -0.5%       0.7%       1.3%
--------------------------------------------------------------------------------
                                                    43.5%      39.0%      39.2%
================================================================================

                                                         VALSPAR AR 01   PAGE 19


No provision has been made for U.S. Federal Income taxes on certain undistributed earnings of foreign subsidiaries that the Company intends to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $84,931 at October 26, 2001. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, the Company will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2001, 2000 and 1999 were $21,292, $51,669 and $45,749, respectively.


NOTE 8 - STOCK PLANS

Stock Options: Under the Company's Stock Option Plan, options for the purchase of up to 8,000,000 shares of common stock may be granted to officers, employees and non-employee directors. Options are issued at market value at the date of grant and are exercisable in full or in part over a prescribed period of time.

As permitted by SFAS 123, the Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation expense has been recorded for options granted under the stock option plan as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plan been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reported as follows:


                                                 2001       2000         1999
--------------------------------------------------------------------------------
   Pro forma net income                        $45,325    $ 79,406     $ 80,974
   Pro forma earnings per share:
   Basic                                           .98        1.86         1.87
   Diluted                                         .97        1.84         1.85


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2001        2000         1999
--------------------------------------------------------------------------------
   Expected dividend yield                        1.5%         1.5%        1.5%
   Expected stock price volatility               29.8%        27.9%       22.2%
   Risk-free interest rate                        4.2%         5.5%        6.2%
   Expected life of options                    6 years      6 years     6 years


The weighted average fair value for options granted during 2001, 2000 and 1999 is $11.05, $10.83, and $8.71 per share, respectively. Stock option activity for the three years ended October 26, 2001 is summarized as follows:

                                                                      WEIGHTED
                                                                      AVERAGE
                                        SHARES         OPTIONS        EXERCISE
                                       RESERVED      OUTSTANDING       PRICE
--------------------------------------------------------------------------------
   October 30, 1998 Balance            1,691,481      1,600,368     $    22.70
   Shares reserved                     2,250,000             --             --
   Granted                              (706,500)       706,500     $    35.02
   Exercised                             (50,007)                   $    22.40
   Canceled                               28,466        (28,466)    $    32.24
--------------------------------------------------------------------------------
   October 29, 1999 Balance            3,263,447      2,228,395     $    26.49
   Shares reserved                            --             --             --
   Granted                            (1,444,172)     1,444,172     $    33.32
   Exercised                                  --        (84,893)    $    22.86
   Canceled                               68,192        (68,192)    $    37.24
--------------------------------------------------------------------------------
   October 27, 2000 Balance            1,887,467      3,519,482     $    29.47
   Shares reserved                     3,010,000             --             --
   Granted                            (2,428,825)     2,428,825     $    32.16
   Exercised                                  --       (130,364)    $    20.94
   Canceled                              163,554       (163,554)    $    35.92
--------------------------------------------------------------------------------
   October 26, 2001                    2,632,196      5,654,389     $    30.64
================================================================================


Options outstanding at October 26, 2001 had an average remaining contractual life of 7.86 years. Options exercisable of 2,395,331 at October 26, 2001, 1,911,232 at October 27, 2000, and 939,257 at October 29, 1999 had weighted average exercise prices of $26.32, $23.20, and $19.61, respectively. The exercise price for options outstanding as of October 26, 2001 range from $12.00 to $40.31, with 1,372,214 shares outstanding in the $12.00 - $25.00 range and 4,282,175 shares outstanding in the $25.00 - $40.31 range.

EMPLOYEE STOCK OWNERSHIP PLANS: Under the Company's Employee Stock Ownership Plans, substantially all of the Company's domestic employees are eligible to participate and may contribute 1% to 9% of their compensation to the Plans. The Company contributes a minimum amount equal to one-half of the employee contributions up to 3% of employees' compensation, with the potential to match up to 6% based upon the financial performance of the Company. The Company's contributions were $4,328, $3,314 and $5,307, for 2001, 2000 and 1999, respectively.

PAGE 20   VALSPAR AR 01


KEY EMPLOYEE BONUS PLAN: In 1993, the Company established a Key Employee Bonus Plan for certain employees. Under the Plan, participants can elect to convert all or any portion of the cash bonus awarded under certain incentive bonus plans into a grant of restricted stock receivable three years from the date of grant.


NOTE 9 - LEASING ARRANGEMENTS

The Company has operating lease commitments outstanding at October 26, 2001, for plant and warehouse equipment, office and warehouse space, and automobiles. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

                                                                      MINIMUM
                                                                  LEASE PAYMENTS
--------------------------------------------------------------------------------
   2002                                                                 $ 8,533
   2003                                                                   6,595
   2004                                                                   3,867
   2005                                                                   1,045
   2006                                                                     838
   2007 and beyond                                                        2,373
================================================================================
                                                                        $23,251


Rent expense for operating leases was $12,408 in 2001, $6,426 in 2000 and $6,338 in 1999.


NOTE 10 - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a Profit Sharing Plan for substantially all of its domestic employees. Under the Plan, the Company makes a contribution based on return on assets as defined in the Plan up to a maximum of 10% of the aggregate compensation of eligible participants. Contributions to the Profit Sharing Plan totaled $9,264, $10,657, and $9,869, for 2001, 2000, and 1999, respectively.

The Company also sponsors a number of defined benefit pension plans for certain hourly and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions. The Company assumed the liabilities and assets under the Lilly pension plan for employees eligible as of the date of acquisition.

The cost of the pension benefits is as follows:

NET PERIODIC COST
                                                   2001        2000       1999
--------------------------------------------------------------------------------
   Service cost                                  $  1,837    $ 1,185    $ 1,158
   Interest cost                                    7,861      2,328      2,016
   Expected return on plan assets                 (12,774)    (3,818)    (3,059)
   Amortization of transition asset obligation       (301)       (91)       (92)
   Amortization of prior service cost                 817        343        367
   Recognized actuarial gain                         (409)      (406)      (292)
================================================================================
   Net-periodic benefit cost                       (2,969)      (459)        98
   Settlement gain                                     --       (787)        --
   Net-periodic benefit cost after settlement    $ (2,969)   $(1,246)   $    98


The plans' funded status is shown below, along with a description of how the status changed during the past two years. The benefit obligation is the projected benefit obligation--the actuarial present value as of a date of all benefits attributed by the pension benefit formula to employee service rendered prior to that date.


CHANGE IN BENEFIT OBLIGATIONS
                                                          2001           2000
--------------------------------------------------------------------------------
   Benefit obligation at beginning of year             $  37,582     $  35,628
   Service cost                                            1,837         1,185
   Interest cost                                           7,861         2,328
   Plan participants' contributions                          125           134
   Amendments                                              1,316           148
   Actuarial loss                                         20,889         2,278
   Acquisitions                                           79,211            --
   Benefits paid                                          (5,813)       (1,824)
   Settlements                                                --        (2,295)
================================================================================
   Benefit obligation at end of year                   $ 143,008     $  37,582


CHANGE IN PLAN ASSETS
                                                          2001           2000
--------------------------------------------------------------------------------
   Fair value of plan assets at beginning of year      $  51,806     $  47,460
   Actual return on plan assets                           (6,955)        6,759
   Employer contributions                                    628         1,572
   Plan participants' contributions                          125           134
   Benefit payments                                       (5,813)       (1,824)
   Acquisitions                                           94,240            --
   Settlements                                                --        (2,295)
================================================================================
   Fair value of plan assets at end of year            $ 134,031     $  51,806

                                                         VALSPAR AR 01   PAGE 21


FUNDED STATUS
                                                           2001          2000
--------------------------------------------------------------------------------
   Funded status at end of year                          $ (8,977)    $ 14,224
   Unrecognized transition asset                           (1,098)        (871)
   Unrecognized prior service cost                          7,752        3,414
   Unrecognized net loss/(gain)                            24,534      (11,622)
================================================================================
   Net amount recognized in
   statement of financial position                       $ 22,211     $  5,145


The actuarial assumptions were as follows:

                                                          2001          2000
--------------------------------------------------------------------------------
   Discount rate                                        6.0%-7.0%   6.25%-7.25%
   Expected return on plan assets                       7.0%-9.0%     7.0%-9.0%
   Average increase in compensation                    2.75%-4.0%    3.75%-6.0%


In addition to the Company's defined benefit pension plans, the Company sponsors a health care plan that provides post-retirement medical benefits for some of its employees. The Company's policy is to fund these benefits as they are paid. The Company's accrued post-retirement benefit liability recognized in the Company's balance sheet was $5,331 and $1,607 at October 26, 2001 and October 27, 2000, respectively. Net periodic post-retirement expense was $487, $150 and $95 in 2001, 2000 and 1999, respectively.

The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.0% and 7.5% at October 26, 2001 and October 27, 2000, respectively. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 6.5% in 2001, then declining by .5% per year to an ultimate rate of 5.5%. A 1% change in the cost trend rate would not have a material effect on the accumulated post-retirement benefit obligation or net periodic post-retirement expense.


NOTE 11 - SEGMENT INFORMATION

Prior to the Lilly Industries acquisition, the Company had two reportable segments: coatings and coating intermediates. Following the acquisition, the Company included the former Lilly Industries operations in its coatings segment, and the coating intermediates segment no longer meets the quantitative criteria for separate reporting. The Company now refers to these products as Other.

The Company now operates its business in one reportable segment: Coatings. The Company manufactures and distributes a broad portfolio of coatings products. The Industrial product line includes decorative and protective coatings for wood, metal, plastic, and glass. The Architectural, Automotive, and Specialty (AAS) product line includes interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, as well as automotive refinish and high performance floor coatings. The Packaging product line includes coatings and inks for rigid packaging containers. The Other category includes specialty polymers and colorants, which are used internally and sold to other coatings manufacturers.

Net sales by product line are as follows:


                                              2001          2000         1999
--------------------------------------------------------------------------------
   Industrial                             $  739,479    $  372,142   $  328,669
   AAS                                       558,262       505,087      510,960
   Packaging                                 494,146       508,536      452,846
   Other                                     129,083        97,555       95,202
================================================================================
                                          $1,920,970    $1,483,320   $1,387,677

Geographic net sales are based on the country from which the customer was billed for the products sold. The United States is the largest country for customer sales. No single country outside the United States represents more than 10% of consolidated net sales. Long-lived assets include property, plant and equipment and goodwill attributable to each country's operations. No single country outside the United States represents more than 10% of consolidated long-lived assets. Net sales and long-lived assets by geographic region are as follows:


                                              2001          2000         1999
--------------------------------------------------------------------------------
   Net sales-External
     United States                          1,470,394    1,137,219    1,116,347
     Outside United States                    450,576      346,101      271,330
================================================================================
   Total net sales-External                 1,920,970    1,483,320    1,387,677


                                              2001          2000         1999
--------------------------------------------------------------------------------
   Long-lived assets:
     United States                          1,245,059      343,813      339,760
     Outside United States                    222,748      163,682      191,041
================================================================================
   Total long-lived assets                  1,467,807      507,495      530,801

PAGE 22   VALSPAR AR 01


NOTE 12 - QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a tabulation of the unaudited quarterly results for the years ended October 26, 2001 and October 27, 2000:

                                                                     NET INCOME
                                           GROSS           NET       PER SHARE-
                            NET SALES      MARGIN        INCOME       DILUTED
--------------------------------------------------------------------------------
  2001 Quarter Ended:
  January 26               $  336,980    $   93,335    $    4,458    $      .10
  April 27                    513,745       162,099        19,036           .44
  July 27                     544,888       170,392        25,502           .51
  October 26                  525,357       148,210         2,504           .05
--------------------------------------------------------------------------------
                           $1,920,970    $  574,036    $   51,500    $     1.10
================================================================================
  2000 Quarter Ended:
  January 28               $  323,671    $   92,441    $   11,455    $      .26
  April 28                    392,780       120,025        25,371           .59
  July 28                     385,070       117,292        25,466           .59
  October 27                  381,799       114,295        24,174           .56
--------------------------------------------------------------------------------
                           $1,483,320    $  444,053    $   86,466    $     2.00
================================================================================


NOTE 13 - RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards no. 144 (SFAS 144), "Accounting for the Impairment and Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

The Company will early adopt these Statements effective October 27, 2001. Application of the non-amortization provisions of the Statement is expected to result in an annual increase of earnings of approximately $.35 per share. The Company will perform the first of the required tests for impairment of goodwill and indefinite lived intangible assets as of the beginning of Fiscal 2002 and will complete the initial impairment test by the end of the second quarter of 2002.

Effective October 28, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." The Company has developed procedures and policies for the use of derivative instruments and hedging strategies. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

                                                         VALSPAR AR 01   PAGE 23

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
THE VALSPAR CORPORATION

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 26, 2001 and October 27, 2000 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended October 26, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 26, 2001 and October 27, 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 26, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Minneapolis, Minnesota
November 16, 2001



REPORT OF MANAGEMENT

BOARD OF DIRECTORS AND STOCKHOLDERS
THE VALSPAR CORPORATION

The management of The Valspar Corporation is responsible for the integrity and objectivity of the financial statements and related information presented in this report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management's judgment.

Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are recorded and executed in accordance with management's intentions. This system is supported by written policies and procedures, an effective internal audit function and qualified financial staff.

The Audit Committee of the Board of Directors, composed of outside directors, meets regularly with management, the Company's internal auditors and its independent auditors to discuss the adequacy and effectiveness of audit functions, control systems and the quality of financial accounting and reporting. The independent and internal auditors have access to the Audit Committee without management's presence.

/s/ Richard M. Rampala

Richard M. Rampala
Chairman, President and Chief Executive Officer


/s/ Paul C. Reyelts

Paul C. Reyelts
Senior Vice President, Finance and Chief Financial Officer

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(c)   The following exhibits are filed as part of this report.

      Exhibit
      No.         Description
      --------------------------------------------------------------------------

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

      4(a)(11) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

      10(a)(1)    THE VALSPAR CORPORATION SUPPLEMENTAL STOCK OWNERSHIP PLAN**

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)   Index of Exhibits (continued)

      Exhibit
      No.         Description
      --------------------------------------------------------------------------

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

      10(k)(8) CREDIT AGREEMENT DATED AS OF MARCH 16, 1998 AMONG THE REGISTRANT AND WACHOVIA BANK, N.A.

      10(l)(12)   CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE
                  COMPANY'S NAMED EXECUTIVES

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)   Index of Exhibits (continued)

      Exhibit
      No.         Description
      --------------------------------------------------------------------------

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

      10(p)(15)   CREDIT AGREEMENT DATED AS OF DECEMBER 19, 2000 AMONG THE
                  REGISTRANT, CERTAIN BANKS AND WACHOVIA BANK, N.A., AS
                  ADMINISTRATIVE AGENT

      13* 2001 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

      21*         Subsidiaries of the Registrant

      23(a)***    Consent of Independent Auditors - Ernst & Young LLP

      --------------------------------------------------------------------------

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

        (4)       As filed with Form 10-K for the period ended October 30, 1992.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K (CONTINUED)

(c)   Index of Exhibits (continued)

      Exhibit
      No.         Description
      --------------------------------------------------------------------------
        (5)       Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 1995.

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

        *         As filed with original Form 10-K filed on January 24, 2002.
        **        Compensatory Plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
        ***       As filed with this Form 10-K/A.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE VALSPAR CORPORATION


                                        /s/  Paul C. Reyelts       7/26/02
                                        ----------------------------------------
                                        Paul C. Reyelts
                                        Senior Vice President - Finance and
                                        Chief Financial Officer