Form 10-Q
period 2002-07-26
VALSPAR CORP
filed 2002-09-09
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934




For the Nine Months                                           Commission File
Ended July 26, 2002                                           Number: 1-3011



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

As of August 28, 2002, The Valspar Corporation had 50,095,809 shares of common stock outstanding, excluding 10,125,503 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 26, 2002


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - July 26, 2002,
            July 27, 2001 and October 26, 2001..........................  2 - 3

          Condensed Consolidated Statements of Income - Three months
            and nine months ended July 26, 2002 and July 27, 2001.......    4

          Condensed Consolidated Statements of Cash Flows - Nine
            months ended July 26, 2002 and July 27, 2001................    5

          Notes to Condensed Consolidated Financial Statements -
            July 26, 2002 ..............................................  6 - 11

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................... 11 - 13

Item 3.   Quantitative and Qualitative Disclosure about Market Risk ....   13


PART II. OTHER INFORMATION
--------------------------

Item 1.   Legal Proceedings.............................................   14

Item 6.   Exhibits and Reports on Form 8-K..............................   14

SIGNATURES/CERTIFICATIONS............................................... 15 - 16
-------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                       July 26, 2002       July 27, 2001    October 26, 2001
                                                       -------------       -------------    ----------------
                                                        (Unaudited)         (Unaudited)          (Note)
ASSETS
------

CURRENT ASSETS:

  Cash and cash equivalents                             $     19,226        $     23,746        $     20,139

  Accounts receivable less allowance
   (7/26/02 - $14,944; 7/27/01 - $7,490;
   10/26/01 - $10,212)                                       401,460             384,143             341,383

  Inventories:
   Manufactured products                                     132,686             135,070             114,967
   Raw materials, supplies and work-in-
     process                                                  79,435              58,407              70,598
                                                        ------------        ------------        ------------
                                                             212,121             193,477             185,565

  Deferred income taxes                                       40,345              21,121              40,547

  Prepaid expenses and other accounts                         79,892              75,493              73,860
                                                        ------------        ------------        ------------

    TOTAL CURRENT ASSETS                                     753,044             697,980             661,494

GOODWILL, NET                                                941,465           1,028,590           1,056,628
INTANGIBLES, NET                                             299,316              31,185              30,212
OTHER ASSETS, NET                                             55,860              78,560              66,557

PROPERTY, PLANT AND EQUIPMENT                                633,047             707,762             700,998
  Less allowance for depreciation                           (243,747)           (284,862)           (289,819)
                                                        ------------        ------------        ------------
                                                             389,300             422,900             411,179
                                                        ------------        ------------        ------------

                                                        $  2,438,985        $  2,259,215        $  2,226,070
                                                        ============        ============        ============


Note: The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                    July 26, 2002       July 27, 2001    October 26, 2001
                                                    -------------       -------------    ----------------
                                                     (Unaudited)         (Unaudited)          (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Notes payable to banks                             $     30,311        $     17,456        $     41,600
  Trade accounts payable                                  208,865             205,884             174,844
  Income taxes                                             45,360              44,380              23,328
  Accrued liabilities                                     242,131             183,155             235,295
                                                     ------------        ------------        ------------

     TOTAL CURRENT LIABILITIES                            526,667             450,875             475,067

LONG TERM DEBT                                            956,666           1,098,113           1,006,217

DEFERRED INCOME TAXES                                     167,971              22,378              60,012

DEFERRED LIABILITIES                                       61,351              32,220              30,209

STOCKHOLDERS' EQUITY:
  Common Stock (Par value - $.50; Authorized -
  120,000,000 shares; Shares issued, including
  shares in treasury - 60,221,312 shares)                  30,110              30,110              30,110

  Additional paid-in capital                              229,928             216,460             216,756

  Retained earnings                                       583,520             526,989             522,805

  Other                                                    (8,989)             (4,244)             (1,551)
                                                     ------------        ------------        ------------
                                                          834,569             769,315             768,120
  Less cost of common stock in treasury
   (7/26/02-10,128,506 shares; 7/27/01 -
   10,759,797 shares; 10/26/01-10,739,685
   shares)                                                108,239             113,686             113,555
                                                     ------------        ------------        ------------
                                                          726,330             655,629             654,565
                                                     ------------        ------------        ------------

                                                     $  2,438,985        $  2,259,215        $  2,226,070
                                                     ============        ============        ============

Note: The Balance Sheet at October 26, 2001 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                         ----------------------------     ----------------------------
                                            July 26,        July 27,         July 26,       July 27,
                                             2002             2001             2002           2001
                                         ------------    ------------     ------------    ------------
Net sales                                $    575,043    $    544,888     $  1,560,085    $  1,395,613

Costs and expenses:

  Cost of sales                               385,156         374,496        1,053,301         969,787

  Research and development                     15,462          15,797           47,831          43,561

  Selling and administration                   97,152          91,333          280,223         238,611
                                         ------------    ------------     ------------    ------------

Income from Operations                         77,273          63,262          178,730         143,654

  Interest expense                             13,016          19,368           36,293          57,289

  Other (income)/expense - net                  1,358             (93)           1,616          (1,129)
                                         ------------    ------------     ------------    ------------

Income before income taxes                     62,899          43,987          140,821          87,494

Income taxes                                   24,845          18,485           55,625          38,498
                                         ------------    ------------     ------------    ------------

Net income                               $     38,054    $     25,502     $     85,196    $     48,996
                                         ============    ============     ============    ============

Net income per common share - basic      $       0.76    $       0.52     $       1.71    $       1.09
                                         ============    ============     ============    ============
Net income per common share - diluted    $       0.74    $       0.51     $       1.66    $       1.08
                                         ============    ============     ============    ============

Average number of common shares
outstanding - basic                        49,946,161      49,453,561       49,785,690      44,935,038
                                         ============    ============     ============    ============
            - diluted                      51,526,402      50,201,842       51,186,179      45,348,308
                                         ============    ============     ============    ============

Dividends paid per common share          $      0.140    $      0.135     $      0.420    $      0.405
                                         ============    ============     ============    ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                      July 26, 2002     July 27, 2001
                                                                      -------------     -------------
OPERATING ACTIVITIES:
  Net income                                                           $     85,196     $     48,996
  Adjustments to reconcile net income to net cash provided
   by operating activities:
       Depreciation                                                          32,904           32,667
       Amortization                                                           3,759           21,021
       Gains on sales of assets                                                   0             (736)
       Changes in certain assets and liabilities, net of effects of acquired businesses:
             (Increase) in accounts and notes receivable                    (51,369)         (22,042)
             Decrease (increase) in inventories and prepaid assets          (30,250)           3,074
             Increase (decrease) in trade accounts payable and
               accrued liabilities                                           65,920           (8,100)
             Increase in income taxes payable                                22,032           29,345
             Decrease in other deferred liabilities                          (1,541)            (489)
       Other                                                                  1,724            1,496
                                                                       ------------     ------------

  Net Cash Provided By Operating Activities                                 128,375          105,232

INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                (25,739)         (22,984)
  Acquired businesses/assets, net of cash                                   (22,870)        (807,042)
  Divested businesses/assets                                                      0            7,268
                                                                       ------------     ------------

  Net Cash Used In Investing Activities                                     (48,609)        (822,758)

FINANCING ACTIVITIES:
  Net proceeds (payments) from borrowings                                   (71,523)         736,494
  Proceeds from sale of treasury stock                                       11,793            2,012
  Dividends paid                                                            (20,949)         (18,169)
                                                                       ------------     ------------

  Net Cash (Used in)/Provided by Financing Activities                       (80,679)         720,337

Increase/(Decrease) In Cash and Cash Equivalents                               (913)           2,811

Cash and Cash Equivalents at Beginning of Period                             20,139           20,935
                                                                       ------------     ------------

Cash and Cash Equivalents at End of Period                             $     19,226     $     23,746
                                                                       ============     ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 26, 2002

NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended, July 26, 2002 are not necessarily indicative of the results that may be expected for the year ending October 25, 2002. For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 26, 2001.

NOTE 2: ACCOUNTS PAYABLE
------

Trade accounts payable include $51.3 million at July 26, 2002, $24.5 million at October 26, 2001 and $31.5 million at July 27, 2001 of issued checks which had not cleared the Company's bank accounts.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 26, 2002 - CONTINUED

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

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036 million, including the assumption of debt of approximately $218 million. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America with reported sales of $656.2 million for the year ended November 30, 1999, and $669.7 million for the year ended November 30, 2000. Lilly Industries formulates, manufactures and markets industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation and agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The following unaudited pro forma combined summary statement of income information for the nine month period ended July 27, 2001 was prepared in accordance with Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and assumes the acquisition had occurred at the beginning of the period presented. The following pro forma data reflects adjustments for interest expense and amortization of goodwill. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

                               UNAUDITED PRO FORMA
                        CONSOLIDATED STATEMENT OF INCOME

           (Thousands of dollars,                  Nine months ended
            except per share data)                   July 27, 2001
                                                     -------------

           Net sales                                   $1,493,111
           Net income                                      59,052
           Net income per share-basic                        1.31
           Net income per share-diluted                      1.30

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 26, 2002 - CONTINUED

In November 2000, the Company acquired the 49% interest in The Valspar (Mexico) Corporation, S.A. de C.V. held by its joint venture partner. The business, now known as Valspar Mexicana, has operations in Mexico City and Monterrey and produces Industrial and Packaging coatings. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

NOTE 4: OTHER COMPREHENSIVE INCOME
------

The Company's components of Shareholders' Equity relating to cumulative other comprehensive income/(loss) consist of foreign currency translation adjustments of ($5,284,000), $1,468,000 and ($1,157,000) as of July 26, 2002, October 26,
2001, and July 27, 2001, respectively. Additionally there is a $2,248,000 pretax adjustment to Shareholders' Equity to reflect the decline in fair value relating to interest rate swaps as of July 26, 2002 (see additional information in Note 8, Financial Instruments).

NOTE 5: SEGMENT INFORMATION
-------

The Company operates its business in one reportable segment: Coatings. The Company manufactures and distributes a broad portfolio of coatings products principally in three product lines. The Architectural, Automotive and Specialty
(AAS) product line includes interior and exterior decorative paints and aerosols, automotive and fleet refinish and high performance floor coatings. The Packaging product line includes coatings and inks for rigid packaging containers. The Industrial product line includes decorative and protective coatings for wood, metal and plastic substrates. The Other category includes primarily resins, colorants and composites. The resins and colorants are used internally and sold to other coatings manufacturers.

Net sales by product line are as follows:

(Dollars in
  thousands)         Three Months Ended                 Nine Months Ended
               ------------------------------    ------------------------------
               July 26, 2002    July 27, 2001    July 26, 2002    July 27, 2001
               -------------    -------------    -------------    -------------
Industrial       $  225,943       $  216,478       $  629,688       $  538,313
Packaging           126,642          112,650          356,372          341,909
AAS                 184,570          180,199          473,622          421,378
Other                37,888           35,561          100,403           94,013
                 ----------       ----------       ----------       ----------
                 $  575,043       $  544,888       $1,560,085       $1,395,613

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 26, 2002 - CONTINUED

NOTE 6: RESTRUCTURING
------

In September 2001, the Company's Board of Directors approved and the Company initiated actions to eliminate redundant facilities and functions resulting from the Lilly Industries acquisition in order to accelerate performance improvement. These actions resulted in the Company recording aggregate pre-tax charges of $39.3 million during the fourth quarter of fiscal 2001. The charges include $21.9 million classified as restructuring and $17.4 million of inventory and other asset write-downs classified as cost of sales. Through July 26, 2002, the Company has paid or incurred $34.1 million of the $39.3 million charge. The Company anticipates that substantially all of the remaining restructuring costs will be paid by October 25, 2002.

(In thousands)                                  Incurred through      Balance
                                 Total Charge     July 26, 2002    July 26, 2002
                                 ------------     -------------    -------------

Severance costs                   $    8,384       $    7,228       $    1,156
Exit and termination costs             2,049            2,017               32
Property, plant and equipment         11,497           10,253            1,244
Inventory and other assets            17,370           14,554            2,816
                                  ----------       ----------       ----------
                                  $   39,300       $   34,052       $    5,248

These plans contemplated a worldwide workforce reduction of 350 people or five percent of the total workforce. As of July 26, 2002, 339 employees have been terminated and six of the seven full plant closures/consolidations have occurred.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
-------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

Effective October 27, 2001, the Company adopted SFAS 142, which requires goodwill and indefinite lived intangible assets be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount. In accordance with SFAS 142, the Company completed the required transitional impairment tests of goodwill and indefinite lived intangible assets and determined the fair value to be in excess of the carrying value of these assets.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 26, 2002 - CONTINUED

As required by SFAS 142, the Company continues to amortize intangibles with finite lives. Included in intangibles assets are patents, trademarks, tradenames, customer lists and technology.

A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

(In thousands)                                Three Months Ended             Nine Months Ended
                                              ------------------             -----------------
                                            July 26,       July 27,       July 26,       July 27,
                                              2002           2001           2002           2001
                                           ----------     ----------     ----------     ----------
Reported net income                        $   38,054     $   25,502     $   85,196     $   48,996
Add-back goodwill and indefinite
  lived intangible asset amortization,
  net of tax                                       --          5,930             --         14,510
                                           ----------     ----------     ----------     ----------
Adjusted net income                        $   38,054     $   31,432     $   85,196     $   63,506

Reported basic earnings per share          $     0.76     $     0.52     $     1.71     $     1.09
Add-back goodwill and indefinite
  lived intangible asset amortization,             --           0.12             --           0.32
                                           ----------     ----------     ----------     ----------
Adjusted basic earnings per share          $     0.76     $     0.64     $     1.71     $     1.41

Reported diluted earnings per share        $     0.74     $     0.51     $     1.66     $     1.08
Add-back goodwill and indefinite
  lived intangible asset amortization              --           0.12             --           0.32
                                           ----------     ----------     ----------     ----------
Adjusted diluted earnings per share        $     0.74     $     0.63     $     1.66     $     1.40

NOTE 8: FINANCIAL INSTRUMENTS
-------

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

As of July 26, 2002, the Company's total lines of credit were $1,247 million, with $725 million available under the lines of credit.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 26, 2002 - CONTINUED

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations: Net sales for the quarter increased 5.5% to $575,043,000 from $544,888,000 in 2001. For the nine month period net sales increased 11.8% to $1,560,085,000 from $1,395,613,000. Core business growth was up 4.0% for the quarter and 4.3% for the nine month period. The quarter sales increase was attributable to growth in all of our major product lines. Due to the seasonal nature of the Company's business, sales for the third quarter and nine month period are not necessarily indicative of sales for the full year.

The gross profit margin increased to 33.0% from 31.3% in the third quarter of 2002 and to 32.5% from 30.5% for the first nine months from the comparable periods last year. The increase in gross margin reflects lower raw material costs and continued benefits from manufacturing integration.

Operating expenses (research and development, selling and administrative) increased 5.1% to $112,614,000 (19.6% of net sales) in the third quarter of 2002 compared to $107,130,000 (19.7% of net sales) in 2001. Year to date operating expenses increased 16.3% to $328,054,000 (21.0% of net sales) compared with $282,172,000 (20.2% of net sales) for the same period last year. Operating expenses in the third quarter of 2002 increased 1.4 percentage points over third quarter 2001 after adjusting third quarter 2001 for the benefit of early adoption of SFAS 142. This increase was primarily attributable to variable incentive compensation and increased bad debt accruals.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Interest expense during the third quarter of 2002 decreased to $13,016,000 from $19,368,000 in 2001. Year to date interest expense decreased to $36,293,000 from $57,289,000 in the prior year. The decreases in both periods are due to lower debt levels and reduced interest rates as compared to the previous year. In April 2002, the Company completed the issuance of $350 million five-year bonds at a 6% interest rate. Net proceeds were used to reduce floating rate bank borrowings, and as a result the notes payable to banks and long-term debt under the revolving credit line decreased $83.2 million and $263.0 million, respectively. As a result, third quarter interest expense increased by approximately $2 million compared to the second quarter of 2002.

The effective tax rate decreased to 39.5% resulting from the reduction of non-deductible goodwill amortization following the adoption of SFAS 142.

Net income in the third quarter of 2002 increased 49.2% to $38,054,000 or $.74 per diluted share. On a comparable year over year basis (adjusted for adoption of SFAS 142), diluted earnings per share increased 17.5%. Year to date net income increased 73.9% to $85,196,000 or diluted earnings per share of $1.66. On a comparable year over year basis (adjusted for adoption of SFAS 142 and higher shares outstanding due to the April 2001 equity offering), diluted earnings per share increased 31.2%.

Financial Condition: The net cash provided by the Company's operations was $128,375,000 for the first nine months of 2002, compared with $105,232,000 for the first nine months of 2001. During the first nine months of 2002, the cash provided by operating activities and current cash balances were used to fund $71,523,000 in repayment of bank borrowings, $22,870,000 in acquisition investments, $25,739,000 in capital expenditures and $20,949,000 in dividend payments.

Accounts receivable increased $51,369,000 as a result of increased sales in all of our major product lines, primarily Architectural coatings. Inventories and other assets increased $30,250,000 as a result of seasonality in Architectural coatings sales. Accounts payable and accrued liabilities increased $65,920,000, primarily as a result of increased inventory levels and the timing of payables and accrued liability disbursements.

Capital expenditures for property, plant and equipment were $25,739,000 in the first nine months of 2002, compared with $22,984,000 in the first nine months of 2001.

The ratio of total debt to capital decreased to 57.6% at the end of the third quarter of 2002 from 61.6% at the close of fiscal 2001. The total debt to capital ratio as of July 27, 2001 was 63.0%. The Company believes its existing lines of credit, access to credit facilities, and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

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

The Company is also subject to interest rate risk. At July 26, 2002, approximately 50% of the Company's total debt consisted of floating rate debt after taking into account interest rate swaps entered into during the second quarter as well as the 6% notes due May 1, 2007 which were priced on April 25, 2002 and settled on April 30, 2002. If interest rates were to increase 10% from the rates in effect on July 26, 2002, assuming no change in debt balances, the additional interest expense would be approximately $500,000 higher on a pre-tax basis during the fourth quarter of the fiscal year.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits

                  99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) The registrant did not file any reports on Form 8-K during the three months ended July 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           THE VALSPAR CORPORATION


Date:   September 9, 2002                  By   /s/ R. Engh
                                              -------------------------------
                                               R. Engh
                                               Secretary

Date:   September 9, 2002                  By   /s/ P. C. Reyelts
                                              -------------------------------
                                               P. C. Reyelts
                                               Senior Vice President, Finance
                                               (Chief Financial Officer)

CERTIFICATIONS

I, Richard M. Rompala, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Valspar
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 9, 2002
                                        /s/ Richard M. Rompala
                                        ------------------------------------
                                         Richard M. Rompala
                                         Chief Executive Officer


I, Paul C. Reyelts, certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Valspar
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: September 9, 2002

                                        /s/ Paul C. Reyelts
                                        ------------------------------------
                                         Paul C. Reyelts
                                         Chief Financial Officer