Form 10-K
period 2002-10-25
VALSPAR CORP
filed 2003-01-23
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended October 25, 2002         Commission file number 1-3011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __X__ No _____


The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 26, 2002 was $1.8 billion based on the closing sales price of $45.98 per share as reported on the New York Stock Exchange. As of December 31, 2002, 50,207,636 shares of Common Stock, $.50 par value per share (net of 10,013,676 shares in treasury), were outstanding.

                   DOCUMENTS INCORPORATED IN PART BY REFERENCE

              Incorporated Documents                    Location in Form 10-K
              ----------------------                    ---------------------

1.       The Valspar Corporation Annual Report to         Parts II and IV
         Stockholders for fiscal year ended
         October 25, 2002

2.       The Valspar Corporation Notice of 2003                Part III
         Annual Meeting of Stockholders
         and Proxy Statement to be filed with
         the Securities and Exchange
         Commission within 120 days of fiscal
         year ended October 25, 2002

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

     o Automotive refinish and other specialty coatings, including high performance floor coatings; and

     o Specialty polymers, composites and colorants for use by coatings manufacturers and others, including Valspar.

Prior to the acquisition of Lilly Industries, Inc. in December 2000, the Company had two reportable segments: Coatings and Coatings Intermediates. Following the acquisition, the Company included the former Lilly Industries operations in its coatings segment, and the coatings intermediates segment no longer met the quantitative criteria for separate reporting. The Company now refers to these products as Other. The Company now operates its business in one reportable segment: Coatings.

The Company manufactures and distributes a broad portfolio of coatings products. The Industrial coatings product line includes decorative and protective coatings for wood, metal, plastic and glass. The Architectural, Automotive and Specialty ("AAS") coatings product line includes interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes for the do-it-yourself and professional markets, as well as automotive refinish and high performance floor coatings. The Packaging coatings product line includes coatings and inks for rigid packaging containers. The Other products category includes specialty polymers, composites and colorants, which are used internally and sold to other coatings manufacturers.

The following table shows the net sales by product line for the past three fiscal years:

     (Dollars in thousands)       2002          2001          2000
                               ----------    ----------    ----------

     Industrial Coatings       $  836,750    $  734,302    $  384,027
     AAS Coatings                 640,516       575,365       510,055
     Packaging Coatings           511,585       482,238       483,548
     Other Products               138,002       129,065       105,690
                               ----------    ----------    ----------
                               $2,126,853    $1,920,970    $1,483,320
                               ==========    ==========    ==========

For additional financial information about the Company's operating segment, see
Note 14 to the Consolidated Financial Statements included in the 2002 Annual Report to Stockholders, incorporated by reference into this Form 10-K.

                                  ACQUISITIONS

Much of our growth has occurred during the last decade and, more recently, we have expanded our business into international markets. A significant portion of our business growth has been accomplished mostly through acquisitions. Since 1995, we have made more than 20 acquisitions (including purchases of equity in joint ventures).

The most important of these acquisitions among those described above include our acquisitions of Coates Coatings, Dexter Packaging and Lilly Industries. Our purchase of Coates and its line of packaging coatings products was structured as a series of acquisitions. In the first acquisition, completed in May 1996, we acquired packaging coatings businesses in Europe, Australia and the United States, marking a significant step in the globalization of our Packaging coatings product line. This business had approximately $70 million in sales in its last full fiscal year prior to our acquisition. We completed the second Coates acquisition in January 1997, which included packaging coatings businesses in Hong Kong and China which in the aggregate had approximately $10 million in sales in 1996. We commenced the third acquisition in December 1997 by entering into a joint venture for a packaging coatings business in South Africa. In October 2000, we acquired a majority interest in this business, called ValsparCoates. ValsparCoates had approximately $9 million in net sales in 1999, the last full fiscal year before we completed this part of the Coates acquisition. In July 2001, we completed the last in the series of Coates acquisitions of packaging coatings businesses in Singapore, Malaysia, Indonesia and Thailand. Sales for these businesses were $7 million in 2000.

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

In December 2000, we completed the acquisition of Lilly Industries, our largest acquisition to date. We acquired all outstanding Lilly Industries shares for $31.75 per share in cash in a transaction valued at $1.036 billion, including the assumption of approximately $218 million of debt. At the time of the acquisition, Lilly Industries was considered to be one of the five largest industrial coatings and specialty chemical manufacturers in North America, with reported net sales of $670 million for its fiscal year ended November 30, 2000. Lilly Industries formulated, manufactured and marketed industrial coatings and specialty chemicals to original equipment manufacturers for products such as furniture, appliances, building products and transportation, agricultural and construction equipment. Through the acquisition of Lilly Industries, we acquired manufacturing facilities and sales offices in the United States, Canada, Mexico, the United Kingdom, Ireland, Germany, China, Malaysia, Taiwan, Singapore and Australia. In connection with the acquisition, the U.S. Federal Trade Commission required us to sell our former mirror coatings business, which has been replaced with Lilly Industries' mirror coatings business. The Lilly Industries acquisition was significant not only due to its size but because, through the acquisition, we believe we have become the world's largest supplier of wood, coil and mirror coatings and the leading North American supplier of non-automotive industrial coatings. Lilly Industries also provided us with complementary product lines and new technology, expanding the breadth and depth of our Industrial coatings product line.

As we have done with past acquisitions, we took aggressive steps to integrate Lilly Industries into the Company in order to take advantage of cost savings synergies between the two businesses. Following the acquisition, we consolidated raw material purchases, eliminated duplicative selling, general and administrative services, reduced personnel and closed redundant production facilities. To date, we have closed twelve facilities and relocated production of more than 20 million gallons of coatings. Through these efforts, we have achieved more than $90 million in cost savings over the last two years.

                                    PRODUCTS

INDUSTRIAL COATINGS

Our Industrial coatings product line includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America, Australia, Europe and Asia. Products within our Industrial coatings product line include fillers, primers, stains and topcoats used by customers in a wide range of manufacturing industries, including building products, transportation, appliances, automotive parts, furniture, agricultural equipment, construction equipment and metal fabrication. We are also a leading U.S. supplier of coatings that are applied to metal coils prior to fabrication into pre-engineered products such as doors, building system components, lighting fixtures and appliances.

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

Through our acquisition of Lilly Industries, which reported fiscal 2000 net sales of approximately $670 million primarily in the industrial coatings market segment, we have significantly increased our presence in industrial coatings, particularly in the furniture, appliance, building products, transportation, agriculture and construction equipment and mirror manufacturing industries.

ARCHITECTURAL, AUTOMOTIVE AND SPECIALTY COATINGS

Our Architectural coatings products comprise the largest portion of our AAS coatings product line. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, used primarily in the do-it-yourself market. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers and independent dealers, including Lowe's, Wal-Mart and Do it Best stores. Due to the weather requirements of house painting, sales of our AAS coatings product line are seasonal, with the lowest levels occurring in the first quarter of our fiscal year when weather conditions in much of North America are ill-suited for exterior painting.

We develop highly customized merchandising and marketing support programs for our architectural coatings customers, enabling them to differentiate their paint departments from their competitors' through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar, Plasti-Kote, Magicolor and McCloskey. We also manufacture customer exclusive brands such as American Tradition, One & Only, Severe Weather, Enterprise and Decorative Effects, in addition to a variety of other private label brands. At key customers such as Lowe's, we also offer additional marketing and customer support by providing in-store employees to answer coatings questions. We have been recognized as the paint supplier of the year seven times for Lowe's and twice for Wal-Mart.

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

PACKAGING COATINGS

Packaging coatings comprise a portion of the global industrial coatings market segment. Our Packaging coatings product line includes coatings for both interior and exterior use in rigid packaging containers, principally food containers and beverage cans for global customers. Interior coatings are used to protect the interior surface of packaging materials from consumable products such as beer, soda, fish and other food products, while exterior coatings enhance the appearance of the packaging's exterior. We also produce coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures. These coatings are required to meet the regulations of the U.S. Food and Drug Administration and the U.S. Department of Agriculture, as well as the laws and regulations of the other countries in which we sell our Packaging coatings products.

Historically, we have been a strong competitor in the global packaging coatings market segment, and we believe we became the world's largest supplier of rigid packaging coatings following our 1996 acquisition of the Coates Coatings business in the United States, Europe and Australia. In addition to providing us with a global manufacturing presence, this acquisition provided us with external packaging coatings and metal decorating ink technologies, thereby improving the depth and breadth of our product line. Our 1999 acquisition of Dexter's packaging coatings business further expanded our international presence, providing us with additional manufacturing facilities in Europe and Asia. We believe we are now the only coatings manufacturer in the global beverage can market that supplies coatings for the entire can.

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

OTHER PRODUCTS

In addition to our main product lines, we make and sell specialty polymers, composites and colorants. We produce specialty polymers and colorants for internal use as well as for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our coatings products provides us with an advantage over some of our competitors who cannot produce these products themselves. Our composites products include gelcoats and related products that are sold to boat manufacturers, shower and tub manufacturers and others.

                                   COMPETITION

All aspects of the coatings business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than we are.

Competition in the market segments in which we sell our Industrial and Packaging coatings product lines is based on technical capabilities for specific product formulation, the ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for industrial coatings are becoming increasingly global, and customers are looking for global coatings solutions. We believe we can provide global coatings solutions to our customers in a manner in which some of our competitors cannot because of our focus on industrial coatings for the global market, our position as one of the world's largest industrial coatings manufacturers and our commitment to developing innovative technologies.

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

MEXICO AND CENTRAL AMERICA. In the Mexican and Central American markets, the Company formed a joint venture in 1993 called Valspar-Marlux with Regio Empresas, a Mexican corporation. While the initial focus of the joint venture was to engage in the marketing, sales, distribution and technical service of packaging, coil, wood and general metals coatings, during fiscal year 1996, the joint venture started manufacturing coatings products at its plant in Monterrey, Mexico. During 1998, the Company obtained a majority position of 51% in the joint venture. In 1999, the Dexter acquisition added a manufacturing facility in Mexico City. In November 2000, the Company acquired the remaining 49% interest in the Valspar-Marlux joint venture. The former joint venture company is now known as Valspar Mexicana.

INDIA AND JAPAN. Polycoat Powders Limited, a joint venture of the Company and The Goodlass Nerolac Paint Co., Ltd. in India, manufactures decorative powder coatings for the industrial coatings market in India. In 1999, the Company also assumed Dexter's majority position in a joint venture with Rock Paint, a Japanese company, to manufacture and sell packaging coatings in Japan.

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

SOUTH AMERICA. The Company formed a joint venture in 1997, called Valspar Renner, with Renner Herrmann S.A., a Brazilian company. Valspar Renner supplies packaging coatings and metal decorating inks to the South American market. In December 2001, the Company acquired a plant from Renner Herrmann S.A. and then, in January 2002, the Company acquired the remaining 50% interest in this joint venture. This company is now known as The Valspar Corporation Limitada.

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

NETHERLANDS. In March 2002, the Company acquired from its joint venture partner the remaining 20% interest in Dyflex B.V., a resin manufacturer in the Netherlands.

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

                                     PATENTS

Our policy is to seek patent protection for our products and manufacturing processes when appropriate. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents. Although we believe our patent rights are valuable, our knowledge and trade secret information regarding our manufacturing processes and materials have also been important in maintaining our competitive position. As a condition of employment, we now require domestic employees to sign a confidentiality agreement relating to proprietary information.

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

                      SEASONALITY AND WORKING CAPITAL ITEMS

The Company's sales volume is traditionally lowest during the first quarter of the fiscal year, primarily due to the buying cycle in the AAS coatings product line. When sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 6 of the Notes to Consolidated Financial Statements on page 18 of Valspar's 2002 Annual Report to Stockholders incorporated by reference into this Form 10-K.

                              SIGNIFICANT CUSTOMERS

In 2002, the Company's sales to Lowe's Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 30% of net sales.

                        BACKLOG AND GOVERNMENT CONTRACTS

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

                            RESEARCH AND DEVELOPMENT

Many of the products we offer today have been developed in the last five years. We have adopted a "best practices" approach to technology development by combining our technology efforts with those of the businesses we have acquired. This has resulted in several successful new product developments. For example, we have advanced our Packaging coatings product line technology by focusing on universal coatings for two-piece food cans, and we have further advanced our Industrial coatings product line technology by developing electro-coat technology. We have continued to expand our line of polymers, and we now have a full portfolio of both water-based and conventional polymers for industrial, architectural and packaging markets.

Research and development costs for fiscal 2002 were $65,924,000, representing a 13.5% increase over fiscal 2001 ($58,105,000). Fiscal 2001 costs increased 25.3% over those of fiscal 2000 ($46,353,000). Our primary emphasis has been on developing and refining emerging technologies in our Industrial and Packaging coatings product lines.

                            ENVIRONMENTAL COMPLIANCE

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers' safety. Capital expenditures for this purpose were not material in fiscal 2002, and capital expenditures for 2003 to comply with existing laws and regulations are also not expected to be material.

                                    EMPLOYEES

The Company employs approximately 7,000 persons, approximately 700 of whom are members of unions.

                       FOREIGN OPERATIONS AND EXPORT SALES

Our foreign operations consist of a mixture of subsidiaries, joint ventures and, to a lesser extent, licensing arrangements with independent third parties. In recent years, we have placed greater emphasis on the development of our majority-owned subsidiaries and joint ventures and a reduced emphasis on the use of licensing arrangements. The bulk of our foreign operations have been acquired in the last seven years. In 1996, we acquired the European, U.S. and Australian metal decorating inks and packaging coatings business of Coates Coatings to provide our packaging coatings customers with global support. In 1999, we acquired the global packaging coatings business of the Dexter Corporation, along with its industrial coatings business in France. This acquisition added several manufacturing facilities throughout Europe and in Singapore. In December 2000, we completed our acquisition of Lilly Industries, which had manufacturing operations in Canada, Mexico, Europe and Asia. We now have manufacturing operations in, among other countries, Australia, Brazil, Canada, China, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, Singapore, Switzerland, Taiwan and the United Kingdom. We also have joint ventures in China, Hong Kong, India, Japan and South Africa and sales offices in other foreign countries.

Export sales are increasing as the Company's products are being recognized in the global markets. During fiscal 2002, export sales from the United States represented approximately 3.4% of the Company's business. The Company's various acquisitions over the past three years have also increased revenues from foreign subsidiaries and operations, which comprised 25% of the Company's total revenues in fiscal 2002.

ITEM 2. PROPERTIES

The Company's principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at 38 locations, primarily in Illinois, California, Texas, Indiana, North Carolina and Pennsylvania, with two plants each in Canada and Mexico. Thirty-four plants with approximate square footage of 4,100,000 are owned, and four plants with square footage of 330,000 are leased. Manufacturing operations in Europe are conducted at eight owned locations and one leased location, with plants in the United Kingdom, France, Germany, Ireland, the Netherlands and Switzerland with a combined square footage of 510,000. The Company owns one plant in South Africa, one plant in Brazil, two plants in Australia and one plant in each of China, Malaysia and Taiwan with a combined approximate square footage of 360,000. The Company leases one plant in both Singapore and China with a combined square footage of approximately 35,000.

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

The Company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of the Company's ultimate environmental liabilities, management believes that such liabilities, individually and in the aggregate, will not have a material adverse effect on the Company's financial condition or results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of the Company's 2002 Annual Report to Stockholders incorporated by reference into this Form 10-K.

OTHER LEGAL MATTERS

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

The Company, along with other companies, is a defendant in several legal proceedings and claims brought against companies who are alleged to have manufactured and sold paint containing lead pigment. The Company believes that the litigation is without merit and is vigorously defending these matters. It is possible that additional lawsuits or claims could be brought against the Company. At this time, management cannot estimate the scope or amount of potential costs or liabilities relating to these matters. However, based on the outcome of such matters to date, and other factors, management does not believe that the costs and liabilities of such matters will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2002 to a vote of security holders.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of the registrant's executive officers, all of whose terms expire in February 2003, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.


   Name                               Age       Position
   ----                               ---       --------

   Richard M. Rompala                 56        Chairman since February 1998 and Chief Executive Officer since
                                                October 1995






PART I (CONTINUED)

   Name                               Age       Position
   ----                               ---       --------

   John M. Ballbach                   42        President and Chief Operating Officer since January 2002


   Rolf Engh                          49        Senior Vice President since November 1998, General Counsel and
                                                Secretary since April 1993

   Steven L. Erdahl                   50        Executive Vice President, Industrial and Automotive Coatings since
                                                January 2002

   William L. Mansfield               54        Executive Vice President, Architectural, Packaging and Specialty
                                                Coatings since January 2002

   Paul C. Reyelts                    56        Senior Vice President, Finance and Chief Financial Officer since
                                                November 1998

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to January 2002, Mr. Rompala also was President from March 1994 to December 2001.

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

Prior to November 1998, Mr. Reyelts was Vice President - Finance since April
1982.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ---------------------------------------------------------------------

The information in the section titled "Stock Information and Dividends" on pages 6 and 7 of Valspar's 2002 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company's Common Stock at December 31, 2002 was 1,642.

The quarterly dividend declared December 11, 2002, which was paid January 15, 2003 to Common Stockholders of record December 31, 2002, was increased to 15(cent) per share.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The information in the section titled "Eleven Year Financial Summary" for the years 1998 through 2002 on pages 6 and 7 of Valspar's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ----------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 10 of Valspar's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" on page 10 of Valspar's 2002 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------

The consolidated financial statements and notes thereto on pages 11 through 22 of Valspar's 2002 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ----------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information regarding directors set forth on pages 2 through 4 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference. The information in the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The information in the section titled "Executive Compensation" on pages 8 through 11 and the section titled "Director Compensation" on pages 5 and 6 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference. The information in the section titled "Termination of Employment and Change in Control Agreements" on pages 11 and 12 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference. The information on pages 12 through 18 of Valspar's Proxy Statement dated January 24, 2003 is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information in the section titled "Share Ownership of Certain Beneficial Owners" and "Share Ownership of Management" on pages 24 and 25 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference. The information in the section titled "Equity Compensation Plans" on page 11 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information in the section titled "Certain Transactions" on pages 6 and 7 of Valspar's Proxy Statement dated January 24, 2003 is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES
         -----------------------

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------

(a) For financial statements and the financial statement schedule filed as a part of this report, reference is made to "Index to Financial Statements and Financial Statement Schedule" on page F-2 of this report. For a list of exhibits filed as a part of this report, see Item 15(c) below. Compensatory Plans listed in Item 15(c) are denoted by a double asterisk.

(b) During the three months ended October 25, 2002, a report on Form 8-K, dated August 14, 2002, was filed on August 14, 2002, under Item 5 - Other Events and Regulation FD Disclosure.

(c)   The following exhibits are filed as part of this report.

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

      2(a)(4) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

      2(b)(6) DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT BETWEEN DEXTER CORPORATION AND THE REGISTRANT MADE AND ENTERED INTO AS OF AUGUST 21, 1998, AS AMENDED BY THE FIRST AMENDMENT TO DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT DATED FEBRUARY 26, 1999 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

      2(c)(10) AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000

      3(a)(5) CERTIFICATE OF INCORPORATION - as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997 and to Article Eleven dated February 25, 1987

      3(b)(5)      BY-LAWS - as amended to and including October 15, 1997

      4(a)(8) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------
         (CONTINUED)

(c) Index of Exhibits (continued)

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

      4(b)* INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT'S 6% NOTES DUE 2007

      4(c)* FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT'S 6% NOTES DUE 2007

      4(d)*        FORM OF REGISTRANT'S 6% NOTES DUE 2007

      4(e)(13) INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant Agrees to Furnish to the Commission on Request Copies of All Other Instruments Relating to the 7.75% Senior Notes

      10(a)(1) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

      10(b)(12)    THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN - as amended to and including December 12, 2001**

      10(c)(2)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

      10(d)(7) THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN - as amended to and including October 20, 1999**

      10(e)(12)    THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE
                   DIRECTORS - as amended to and including December 11, 2001**

      10(f)(5) THE VALSPAR CORPORATION ANNUAL BONUS PLAN - as amended August 19, 1997**

      10(g)(3)     THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------
         (CONTINUED)

(c) Index of Exhibits (continued)

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

      10(h)*       THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

      10(i)* THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA**

      10(j)* THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM**

      10(k)(9) CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY'S NAMED EXECUTIVES

      10(l)(11)    364-DAY CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG
                   THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                   THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

      10(m)(11)    FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000
                   AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE
                   REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE
                   AGENT

      13* 2002 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

      21*          Subsidiaries of the Registrant

      23(a)*       Consent of Independent Auditors - Ernst & Young LLP

      99(a)*       Certification of Chief Executive Officer

      99(b)*       Certification of Chief Financial Officer

      -----------

          1        As filed with Form 10-K for the period ended
                   October 31, 1981.

          2        As filed with Form 10-K for the period ended October
                   25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
         --------------------------------------------------------------
         (CONTINUED)

(c) Index of Exhibits (continued)

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

          3 As filed with Form 10-K for the period ended October 30, 1992.

          4 Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

          5 As filed with Form 10-K for the period ended October 31, 1997.

          6 Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 15, 1999 and with Form 8-K/A filed on May 12, 1999.

          7 As filed with Form 10-K for the period ended October 29, 1999.

          8 Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

          9 Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

         10 Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

         11 As filed with Form 10-K for the period ended October 27, 2000; amendment filed with Form 10-K for the period ended October 26, 2001.

         12        As filed with Form 10-K for the period ended
                   October 26, 2001.

         13 This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

          *        As filed with this Form 10-K.

         ** Compensatory Plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

      Portions of the 2003 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12 and 13 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d) See page F-2 of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              THE VALSPAR CORPORATION


                                                              /s/Rolf Engh                            1/21/03
                                                              -----------------------------------------------
                                                              Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard M. Rompala                     1/21/03             /s/Susan S. Boren                       1/21/03
-------------------------------------------------             -----------------------------------------------
Richard M. Rompala, Director                                  Susan S. Boren, Director
Chairman and Chief Executive Officer
(principal executive officer)                                 /s/Jeffrey H. Curler                    1/21/03
                                                              -----------------------------------------------
                                                              Jeffrey H. Curler, Director
/s/Paul C. Reyelts                        1/21/03
-------------------------------------------------             /s/Charles W. Gaillard                  1/21/03
Paul C. Reyelts, Senior Vice President,                       -----------------------------------------------
Finance and Chief Financial Officer                           Charles W. Gaillard, Director
(principal financial officer)
                                                              /s/Mae C. Jemison                       1/21/03
                                                              -----------------------------------------------
/s/Lori A. Walker                         1/21/03             Mae C. Jemison, Director
-------------------------------------------------
Lori A. Walker, Vice President and                            /s/Thomas R. McBurney                   1/21/03
Controller (principal accounting officer)                     -----------------------------------------------
                                                              Thomas R. McBurney, Director

                                                              /s/Gregory R. Palen                     1/21/03
                                                              -----------------------------------------------
                                                              Gregory R. Palen, Director

                                                              -----------------------------------------------
                                                              Lawrence Perlman, Director

                                                              /s/Edward B. Pollak                     1/21/03
                                                              -----------------------------------------------
                                                              Edward B. Pollak, Director

                                                              /s/Michael P. Sullivan                  1/21/03
                                                              -----------------------------------------------
                                                              Michael P. Sullivan, Director

                                                              /s/Richard L. White                     1/21/03
                                                              -----------------------------------------------
                                                              Richard L. White, Director

                                 CERTIFICATIONS

I, Richard M. Rompala, certify that:

1. I have reviewed this annual report on Form 10-K of The Valspar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    1/21/03                            /s/Richard M. Rompala
                                            Richard M. Rompala
                                            Chairman and Chief Executive Officer


I, Paul C. Reyelts, certify that:

1. I have reviewed this annual report on Form 10-K of The Valspar Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    1/21/03                            /s/Paul C. Reyelts
                                            Paul C. Reyelts
                                            Senior Vice President and Chief
                                                Financial Officer

                           Annual Report on Form 10-K

                       Item 15(a)(1) and (2), (c) and (d)

                            Financial Statements and
                          Financial Statement Schedule

                                Certain Exhibits

                           Year ended October 25, 2002

                             THE VALSPAR CORPORATION
                             Minneapolis, Minnesota

                             The Valspar Corporation

                Form 10-K - Item 15(a)(1) and (2) and Item 15(d)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 15(a), of this report by reference to the Registrant's Annual Report to Stockholders for the year ended October 25, 2002:

                                                                                                        Pages in
                                                                                                     Annual Report
                                                                                                     -------------
Report of Independent Auditors...................................................................          23

Financial Statements:
    Consolidated Balance Sheets - October 25, 2002 and October 26, 2001..........................          11
    Consolidated Statements of Income - Years ended October 25, 2002,
       October 26, 2001 and October 27, 2000 ....................................................          12
    Consolidated Statements of Changes in Stockholders' Equity - Years
       ended October 25, 2002, October 26, 2001 and October 27, 2000.............................          13
    Consolidated Statements of Cash Flows -Years ended October 25, 2002,
       October 26, 2001 and October 27, 2000.....................................................          14
    Notes to Consolidated Financial Statements...................................................        15-22
Selected Quarterly Financial Data (Unaudited)....................................................          22


The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

    Years ended October 25, 2002, October 26, 2001 and October 27, 2000

Schedule                                                                                                  Page
--------                                                                                                  ----
    II        Valuation and Qualifying Accounts and Reserves.....................................         F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                             The Valspar Corporation

          Schedule II - Valuation and Qualifying Accounts and Reserves

--------------------------------------    ------------  ---------- ---------------- ------------- ---------------
              COL. A                         COL. B      COL. C         COL. C          COL. D        COL. E
--------------------------------------    ------------  ---------- ---------------- ------------- ---------------
                                                               Additions
                                                        --------------------------
                                                           (1)         (2)
                                            Balance at  Charged to Charged to Other
                                          Beginning of  Expense or    Accounts -    Deductions -  Balance at End
             Description                     Period      (Income)     Describe        Describe      of Period
--------------------------------------    ------------  ---------- ---------------- ------------- ---------------
Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts:


      Year ended October 25, 2002         $10,212,000   $14,222,873                 $7,757,724  (1)  $17,013,000
                                                                                      (335,851) (2)

      Year ended October 26, 2001           4,925,000     8,090,468  $1,722,000 (3)  4,714,694  (1)   10,212,000
                                                                                      (189,226) (2)

      Year ended October 27, 2000           4,801,000       999,313                  1,084,064  (1)    4,925,000
                                                                                      (208,751) (2)

(1) Uncollectible accounts written off.

(2) Recoveries on accounts previously written off.

(3) Consists principally of amounts relating to businesses acquired.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

      2(a)(4) ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

      2(b)(6) DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT BETWEEN DEXTER CORPORATION AND THE REGISTRANT MADE AND ENTERED INTO AS OF AUGUST 21, 1998, AS AMENDED BY THE FIRST AMENDMENT TO DEXTER COATINGS BUSINESS PURCHASE AND SALE AGREEMENT DATED FEBRUARY 26, 1999 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

      2(c)(10) AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000

      3(a)(5) CERTIFICATE OF INCORPORATION - as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992 and February 26, 1997 and to Article Eleven dated February 25, 1987

      3(b)(5)      BY-LAWS - as amended to and including October 15, 1997

      4(a)(8) RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

      4(b)* INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT'S 6% NOTES DUE 2007

      4(c)* FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT'S 6% NOTES DUE 2007

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

      4(d)*        FORM OF REGISTRANT'S 6% NOTES DUE 2007

      4(e)(l3) INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the Registrant Agrees to Furnish to the Commission on Request Copies of All Other Instruments Relating to the 7.75% Senior Notes

      10(a)(l) THE VALSPAR CORPORATION KEY EMPLOYEES' SUPPLEMENTARY RETIREMENT PLAN**

      10(b)(12)    THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN - as amended to and including December 12, 2001**

      10(c)(2)     THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

      10(d)(7) THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN - as amended to and including October 20, 1999**

      10(e)(12)    THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE
                   DIRECTORS - as amended to and including December 11, 2001**

      10(f)(5) THE VALSPAR CORPORATION ANNUAL BONUS PLAN - as amended August 19, 1997**

      10(g)(3)     THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

      10(h)*       THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

      10(i)* THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA**

      10(j)* THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM**

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

      10(k)(9) CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY'S NAMED EXECUTIVES

      10(l)(11)    364-DAY CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG
                   THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND
                   THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

      10(m)(11)    FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000
                   AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE
                   REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE
                   AGENT

      13* 2002 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

      21*          Subsidiaries of the Registrant

      23(a)*       Consent of Independent Auditors - Ernst & Young LLP

      99(a)*       Certification of Chief Executive Officer

      99(b)*       Certification of Chief Financial Officer

      -----------

          1        As filed with Form 10-K for the period ended
                   October 31, 1981.

          2 As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

          3        As filed with Form 10-K for the period ended
                   October 30, 1992.

          4 Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

          5 As filed with Form 10-K for the period ended October 31, 1997.

          6 Incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 15, 1999 and with Form 8-K/A filed on May 12, 1999.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

      Exhibit
      No.          Description
      --------------------------------------------------------------------------

          7        As filed with Form 10-K for the period ended
                   October 29, 1999.

          8 Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

          9 Incorporated by reference to Exhibit 10(a) to Form 10Q for the quarter ended April 28, 2000.

         10 Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

         11        As filed with Form 10-K for the period ended October
                   27, 2000; amendment filed with Form 10-K for the period ended October 26, 2001.

         12        As filed with Form 10-K for the period ended
                   October 26, 2001.

         13 This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.'s Registration Statement on Form S-4 filed with the Commission on December 5, 1997
                   (Commission No. 333-41587).

           *       As filed with this Form 10-K.
          ** Compensatory Plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.