Form 10-Q
period 2003-01-24
VALSPAR CORP
filed 2003-03-10
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months                                             Commission File
Ended January 24, 2003                                           Number:  1-3011



                             THE VALSPAR CORPORATION
                             -----------------------

State of Incorporation:                                     IRS Employer ID No.:
       Delaware                                                  36-2443580


                          Principal Executive Offices:

                             1101 Third Street South
                              Minneapolis, MN 55415

                         Telephone Number: 612/332-7371


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

As of February 28, 2003, The Valspar Corporation had 50,378,740 shares of common stock outstanding, excluding 9,842,572 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 24, 2003


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - January 24, 2003,
              January 25, 2002 and October 25, 2002.....................   2 - 3

            Condensed Consolidated Statements of Income - Three months
              ended January 24, 2003 and January 25, 2002...............     4

            Condensed Consolidated Statements of Cash Flows - Three
              months ended January 24, 2003 and January 25, 2002........     5

            Notes to Condensed Consolidated Financial Statements -
              January 24, 2003..........................................   6 - 9

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................  9 - 11

Item 3.     Quantitative and Qualitative Disclosures about Market Risk..    11

Item 4.     Controls and Procedures..................................... 11 - 12


PART II. OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings...........................................    12

Item 6.     Exhibits and Reports on Form 8-K............................    12


SIGNATURES/CERTIFICATIONS............................................... 13 - 15
-------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                January 24,    January 25,     October 25,
                                                  2003            2002            2002
                                               -----------     -----------     -----------
                                               (Unaudited)     (Unaudited)        (Note)
ASSETS
------
CURRENT ASSETS:

   Cash and cash equivalents                  $    26,967     $    23,343     $    22,715

   Accounts receivable less allowance
    (1/24/03 - $16,058; 1/25/02 - $12,326;
    10/25/02 - $17,013)                           352,917         332,697         368,134

   Inventories:
    Manufactured products                         137,124         129,208         123,274
    Raw materials, supplies and work-
      in-process                                   81,622          72,021          77,371
                                              -----------     -----------     -----------
                                                  218,746         201,229         200,645

   Deferred income taxes                           29,174          40,564          30,498

   Prepaid expenses and other                      78,367          64,521          79,796
                                              -----------     -----------     -----------

    TOTAL CURRENT ASSETS                          706,171         662,354         701,788

GOODWILL                                          946,476         937,049         938,759
INTANGIBLES, NET                                  292,202         290,677         293,208
OTHER ASSETS, NET                                  73,513          75,696          68,333
LONG-TERM DEFERRED INCOME TAX                      16,223              --          14,989

PROPERTY, PLANT AND EQUIPMENT                     667,581         607,674         652,164
  Less allowance for depreciation                (264,662)       (219,845)       (249,689)
                                              -----------     -----------     -----------
                                                  402,919         387,829         402,475
                                              -----------     -----------     -----------

                                              $ 2,437,504     $ 2,353,605     $ 2,419,552
                                              ===========     ===========     ===========

NOTE: The Balance Sheet at October 25, 2002 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

                                                 January 24,     January 25,     October 25,
                                                    2003            2002            2002
                                                 -----------     -----------     -----------
                                                 (Unaudited)     (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                        $    55,607     $    61,900     $    40,579
   Trade accounts payable                            178,386         166,431         197,047
   Income taxes                                       32,965          28,142          20,998
   Accrued liabilities                               220,281         195,322         245,271
                                                 -----------     -----------     -----------

     TOTAL CURRENT LIABILITIES                       487,239         451,795         503,895

LONG-TERM DEBT                                       890,236       1,003,248         885,819

DEFERRED INCOME TAXES                                181,296         167,092         180,592

DEFERRED LIABILITIES                                 118,977          65,984         111,993

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50;
   Authorized - 120,000,000 shares;
   Shares issued, including shares
   in treasury - 60,221,312)                          30,110          30,110          30,110

   Additional paid-in capital                        236,271         226,662         230,163

   Retained earnings                                 623,072         528,463         614,964

   Other                                             (23,082)        (10,189)        (29,919)
                                                 -----------     -----------     -----------
                                                     866,371         775,046         845,318
   Less cost of Common Stock in treasury
    (1/24/03 - 9,859,050 shares; 1/26/01 -
    10,442,813; 10/25/02 - 10,117,299 shares)        106,615         109,560         108,065
                                                 -----------     -----------     -----------
                                                     759,756         665,486         737,253
                                                 -----------     -----------     -----------

                                                 $ 2,437,504     $ 2,353,605     $ 2,419,552
                                                 ===========     ===========     ===========

NOTE: The Balance Sheet at October 25, 2002 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED
                                         --------------------------
                                         January 24,    January 25,
                                            2003           2002
                                         -----------    -----------

Net sales                                $   468,971    $   431,040

Costs and expenses:

   Cost of sales                             325,323        299,340

   Research and development                   16,617         15,204

   Selling and administration                 89,884         82,956
                                         -----------    -----------

Income from Operations                        37,147         33,540

   Interest expense                           11,817         12,224

   Other (income)/expense - net                  140            476
                                         -----------    -----------

Income before income taxes                    25,190         20,840

Income taxes                                   9,572          8,232
                                         -----------    -----------
Net income                               $    15,618    $    12,608
                                         ===========    ===========
Net income per common share - basic      $      0.31    $      0.25
                                         ===========    ===========
Net income per common share - diluted    $      0.30    $      0.25
                                         ===========    ===========
Average number of common shares
   outstanding - basic                    50,205,519     49,547,786
                                         ===========    ===========
               - diluted                  51,558,029     50,986,521
                                         ===========    ===========

Dividends paid per common share          $     0.150    $     0.140
                                         ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                         January 24,  January 25,
                                                                            2003         2002
                                                                          --------     --------
OPERATING ACTIVITIES:
   Net income                                                             $ 15,618     $ 12,608
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation                                                         11,692       10,859
       Amortization                                                          1,112        1,182
       Gains on asset divestiture                                              783           --
       Changes in certain assets and liabilities, net of effects of acquired businesses:
           Decrease (increase) in accounts and notes receivable             20,301       10,967
           Decrease (increase) in inventories and other current assets     (13,925)     (17,912)
           Increase (decrease) in trade accounts payable and accrued
              liabilities                                                  (44,581)     (12,543)
           Increase (decrease) in income taxes payable                      11,843        4,814
           Increase (decrease) in other deferred liabilities                 1,196       (2,113)
       Other                                                                (2,771)        (621)
                                                                          --------     --------

    Net Cash Provided/(Used) In Operating Activities                         1,268        7,241

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                               (8,546)      (6,468)
   Acquired businesses/assets, net of cash                                       0      (12,000)
                                                                          --------     --------

    Net Cash Used In Investing Activities                                   (8,546)     (18,468)
FINANCING ACTIVITIES:
   Net proceeds from borrowings                                             14,541       17,331
   Proceeds from sale of treasury stock                                      4,499        4,043
   Dividends paid                                                           (7,510)      (6,943)
                                                                          --------     --------

   Net Cash Provided By Financing Activities                                11,530       14,431

Increase in Cash and Cash Equivalents                                        4,252        3,204

Cash and Cash Equivalents at Beginning of Period                            22,715       20,139
                                                                          --------     --------

Cash and Cash Equivalents at End of Period                                $ 26,967     $ 23,343
                                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2003


NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 24, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

The Condensed Consolidated Balance Sheet at October 25, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 25, 2002.


NOTE 2: ACCOUNTS PAYABLE
------

Trade accounts payable include $38,500,000 at January 24, 2003, $41,100,000 at October 25, 2002 and $28,300,000 at January 25, 2002 of issued checks which had not cleared the Company's bank accounts.


NOTE 3: ACQUISITIONS AND DIVESTITURES
------

In March 2002, the Company purchased from its joint venture partner the remaining 20% interest in Dyflex B.V., a resin manufacturer in the Netherlands. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results is not material.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2003 - CONTINUED


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


NOTE 4: OTHER COMPREHENSIVE INCOME
------

For the three months ended January 24, 2003 and January 25, 2002, the activity within the components of other comprehensive income, classified as a component of Other within Stockholders' Equity, was as follows:

                                             Three Months Ended
                                        ---------------------------
                                        January 24,     January 25,
                                           2003            2002
                                        -----------     -----------
Other Comprehensive Income:
     Foreign currency translation        $ 8,583         $(7,393)
     Deferred loss on hedging
          activities, net of tax             461              --
     Minimum pension liability,
          net of tax                      (2,425)             --
                                         -------         -------
Total Other Comprehensive Income         $ 6,619         $(7,393)


NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
------

The carrying amount of goodwill for the quarter ended January 24, 2003 increased by $7,717,000 to $946,476,000 due to foreign currency translation.

Total intangible amortization expense for the three months ended January 24, 2003 was $1,112,000. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 24, 2003 is expected to be approximately $4,900,000 annually.

NOTE 6: SEGMENT INFORMATION
------

The Company operates its business in one reportable segment: Coatings. The Company manufactures and distributes a broad portfolio of coatings products principally in three product lines. The Industrial product line includes decorative and protective coatings for wood, metal and plastic substrates. The Architectural, Automotive and Specialty (AAS) product line includes interior and exterior decorative paints and aerosols, automotive and fleet refinish and high performance floor coatings. The Packaging product line includes coatings and inks for rigid packaging containers. The Other category primarily includes resins, colorants and composites. The resins and colorants are used internally and sold to other coatings manufacturers.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2003 - CONTINUED


Net sales by product line are as follows (dollars in thousands):

                            Three Months Ended
                       ---------------------------
                       January 24,     January 25,
                          2003            2002
                       -----------     -----------
Industrial             $   202,370     $   186,790
Packaging                  115,470         108,787
AAS                        120,952         108,653
Other                       30,179          26,810
                       -----------     -----------
                       $   468,971     $   431,040


NOTE 7: FINANCIAL INSTRUMENTS
------

The Company's involvement with derivative financial instruments is limited to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used to hedge the impact of currency fluctuations on certain inter-company transactions.

The Company also holds interest rate swaps used to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable rate debt. The interest rate swap contracts are reflected at fair value in the consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense.

At January 24, 2003, the Company had interest rate swap contracts designated as fair value hedges to pay fixed rates of interest and receive variable rates of interest based on one-month and three-month LIBOR on $200,000,000 notional amount of indebtedness. The $200,000,000 notional amount of outstanding contracts will mature $100,000,000 during fiscal 2003 and $100,000,000 during fiscal 2004. At January 24, 2003, the Company had interest rate swap contracts designated as cash flow hedges to pay floating rates of interest based on three-month LIBOR on $100,000,000 notional amount of indebtedness. The $100,000,000 notional amount of outstanding contracts will mature during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges.


NOTE 8: GUARANTEES AND CONTRACTUAL OBLIGATIONS
------

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2003 - CONTINUED


The Company sells extended furniture protection plans and offers warranties for certain of its products. These items are required to be disclosed in periodic financial statements under the interpretation. For the furniture protection plans, revenue is deferred over the contract period, generally five years, and is recognized based on the ratio of costs incurred to estimated total costs at program completion. For product warranties, the Company estimates the costs that may be incurred under these warranties based on historical claim data and records a liability in the amount of such costs at the time revenue is recognized. The Company periodically assesses the adequacy of these recorded amounts and adjusts as necessary.

Changes in the recorded amounts during the period are as follows:

         Balance, October 25, 2002                   $53,026,108
         Additional accrual made during the period     5,629,448
         Payments made during the period              (5,677,014)
         Balance, January 24, 2003                   $52,978,542


NOTE 9: RECLASSIFICATION
------

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.


NOTE 10: RECENT ACCOUNTING PRONOUNCEMENTS
-------

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Statement 148 amends Statement 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to apply Accounting Principles Board Opinion No. 25 as the method used to account for stock-based compensation, but will adopt the disclosure timing requirements of Statement 148 beginning with the second quarter ending April 25, 2003.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

There were no material changes in the Company's critical accounting policies during the quarter ended January 24, 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


Operations: Net sales for the quarter increased 8.8% to $468,971,000 from $431,040,000 in 2002. Core business growth was up 7.7% due to strong sales across all product lines, with the impact of foreign currency translation and acquisition and divestitures accounting for 0.9% and 0.2% of the increase, respectively. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

The gross profit margin remained constant at 30.6% in the first quarter of 2003 and 2002. Increases in raw material costs were effectively offset through customer pricing increases and the continued benefits from manufacturing integration.

Operating expenses (research and development, selling and administrative) increased 8.5% to $106,501,000 (22.7% of net sales) in the first quarter of 2003 compared to $98,160,000 (22.8% of net sales) in 2002. This increase was primarily attributable to increased employment cost, specifically related to higher medical expenses, and the investment in Far East infrastructure for growth in the Industrial product line.

Interest expense decreased to $11,817,000 in the first quarter of 2003 from $12,224,000 in 2002 due to lower debt levels.

The effective tax rate decreased to 38.0% from 39.5% due to a more favorable mix of income from foreign subsidiaries, which generally represent lower tax jurisdictions.

Net income in the first quarter of 2003 increased 23.9% to $15,618,000 or $.30 per diluted share.

Financial Condition: The net cash provided by the Company's operations was $1,268,000 for the first quarter of 2003, compared with $7,241,000 for the first quarter of 2002. During the first quarter of 2003, $14,541,000 in proceeds from bank borrowings and cash provided by operations were used to fund $8,546,000 in capital expenditures and $7,510,000 in dividend payments.

Accounts receivable decreased $20,301,000 as higher year-end balances resulting from fourth quarter sales were collected and sales volumes decreased. Inventories and other current assets increased $13,925,000 due to seasonality in the AAS product line. Accounts payable and accrued liabilities decreased $44,581,000 primarily as a result of payment of various year-end accruals and the timing of accounts payable and interest disbursements.

Capital expenditures for property, plant and equipment were $8,546,000 in the first quarter of 2003, compared with $6,468,000 in the first quarter of 2002. The Company expects capital spending in 2003 to be approximately $50,000,000.

The ratio of total debt to capital decreased to 55.4% at the end of first quarter of 2003 compared to 55.7% at the close of fiscal 2002. The total debt to capital ratio as of January 26, 2002 was 61.5%. The Company believes its existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


There were no material changes in the Company's fixed cash obligations during the quarter ended January 24, 2003.

Forward Looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; risks related to any future significant acquisitions, including risks of adverse changes in the results of acquired businesses, risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in the Company's relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; changes in raw materials pricing and availability; changes in governmental regulation, including more stringent environmental, health, and safety regulations; the nature, cost, and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is also subject to interest rate risk. At January 24, 2003, approximately 50% of the Company's total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would increase the Company's interest expense for the second quarter of 2003 by approximately $300,000.


ITEM 4: CONTROLS AND PROCEDURES

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


                           PART II. OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 25, 2002.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10(a) The Valspar Corporation Deferred Compensation Plan for Richard
                M. Rompala

          99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) The registrant did not file any reports on Form 8-K during the three months ended January 24, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE VALSPAR CORPORATION


Date:  March 10, 2003                          By /s/ Rolf Engh
                                                  ------------------------------
                                                  Rolf Engh
                                                  Secretary


Date:  March 10, 2003                          By /s/ Paul C. Reyelts
                                                  ------------------------------
                                                  Paul C. Reyelts
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 10, 2003
                                            /s/ Richard M. Rompala
                                          --------------------------------------
                                            Richard M. Rompala
                                            Chairman and Chief Executive Officer


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003                              /s/ Paul C. Reyelts
                                                --------------------------------
                                                  Paul C. Reyelts
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)