Form 10-Q
period 2003-04-25
VALSPAR CORP
filed 2003-06-09
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the Six Months                                               Commission File
Ended April 25, 2003                                             Number:  1-3011


                             THE VALSPAR CORPORATION
                             -----------------------

State of Incorporation:                                     IRS Employer ID No.:
Delaware                                                         36-2443580


                          Principal Executive Offices:

                             1101 Third Street South
                              Minneapolis, MN 55415

                         Telephone Number: 612/332-7371


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No

As of May 30, 2003, The Valspar Corporation had 50,476,497 shares of common stock outstanding, excluding 9,744,815 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                      for the Quarter Ended April 25, 2003


PART I.  FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets -
              April 25, 2003, April 26, 2002 and
              October 25, 2002......................................     2 - 3

            Condensed Consolidated Statements of Income -
              Three months and six months ended April 25, 2003
              and April 26, 2002....................................       4

            Condensed Consolidated Statements of Cash Flows -
              Six months ended April 25, 2003 and April 26, 2002....       5

            Notes to Condensed Consolidated Financial Statements -
              April 25, 2003........................................     6 - 10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    10 - 12

Item 3.     Quantitative and Qualitative Disclosures about
              Market Risk...........................................      12

Item 4.     Controls and Procedures.................................      12

PART II. OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings.......................................      12

Item 4.     Submission of Matters to a Vote of Security Holders.....      13

Item 6.     Exhibits and Reports on Form 8-K........................      13


SIGNATURES/CERTIFICATIONS...........................................    14 - 16
-------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                               April 25,       April 26,      October 25,
                                                 2003            2002            2002
                                              -----------     -----------     -----------
                                              (Unaudited)     (Unaudited)        (Note)
ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents                  $    20,417     $    37,559     $    22,715

   Accounts receivable less allowance
    (4/25/03 - $14,051; 4/26/02 - $12,431;
    10/25/02 - $17,013)                           400,141         374,545         368,134

   Inventories:
    Manufactured products                         139,539         129,869         123,274
    Raw materials, supplies and work-
      in-process                                   76,498          74,399          77,371
                                              -----------     -----------     -----------
                                                  216,037         204,268         200,645
   Deferred income taxes                           29,224          40,326          30,498

   Prepaid expenses and other                      70,155          65,924          79,796
                                              -----------     -----------     -----------
    TOTAL CURRENT ASSETS                          735,974         722,622         701,788

GOODWILL                                          950,991         934,000         938,759
INTANGIBLES, NET                                  291,098         292,518         293,208
OTHER ASSETS, NET                                  73,865          67,403          68,333
DEFERRED INCOME TAX                                16,329              --          14,989

PROPERTY, PLANT AND EQUIPMENT                     687,074         614,302         652,164
  Less allowance for depreciation                (281,815)       (229,334)       (249,689)
                                              -----------     -----------     -----------
                                                  405,259         384,968         402,475
                                              -----------     -----------     -----------
                                              $ 2,473,516     $ 2,401,511     $ 2,419,552
                                              ===========     ===========     ===========

NOTE: The Balance Sheet at October 25, 2002 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                April 25,       April 26,     October 25,
                                                  2003            2002            2002
                                              -----------     -----------     -----------
                                              (Unaudited)     (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                     $    49,095     $    95,527     $    40,579
   Trade accounts payable                         190,160         191,031         197,047
   Income taxes                                    43,840          47,716          20,998
   Accrued liabilities                            220,562         208,662         245,271
                                              -----------     -----------     -----------

     TOTAL CURRENT LIABILITIES                    503,657         542,936         503,895

LONG-TERM DEBT                                    873,043         940,162         885,819

DEFERRED INCOME TAXES                             181,628         167,133         180,592

DEFERRED LIABILITIES                              119,781          58,431         111,993

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50;
   Authorized - 120,000,000 shares;
   Shares issued, including shares
   in treasury - 60,221,312)                       30,110          30,110          30,110

   Additional paid-in capital                     240,084         227,907         230,163

   Retained earnings                              647,654         556,002         614,964

   Other                                          (16,250)        (11,260)        (29,919)
                                              -----------     -----------     -----------
                                                  901,598         802,759         845,318
   Less cost of Common Stock in treasury
    (4/25/03 - 9,784,310 shares; 4/26/02 -
    10,304,509 shares; 10/25/02 -
    10,117,299 shares)                            106,191         109,910         108,065
                                              -----------     -----------     -----------
                                                  795,407         692,849         737,253
                                              -----------     -----------     -----------

                                              $ 2,473,516     $ 2,401,511     $ 2,419,552
                                              ===========     ===========     ===========

NOTE: The Balance Sheet at October 25, 2002 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                         ----------------------------     ----------------------------
                                           April 25,       April 26,        April 25,       April 26,
                                             2003            2002             2003            2002
                                         ------------    ------------     ------------    ------------
Net sales                                $    561,770    $    554,002     $  1,030,741    $    985,042

Costs and expenses:

  Cost of sales                               383,854         368,805          709,176         668,145

  Research and development                     18,110          17,165           34,727          32,369

  Selling and administration                   96,156         100,115          186,040         183,071
                                         ------------    ------------     ------------    ------------

Income from Operations                         63,650          67,917          100,798         101,457

  Interest expense                             11,508          11,053           23,325          23,277

  Other (income)/expense - net                    275            (218)             416             258
                                         ------------    ------------     ------------    ------------

Income before income taxes                     51,867          57,082           77,057          77,922

Income taxes                                   19,710          22,548           29,281          30,780
                                         ------------    ------------     ------------    ------------

Net income                               $     32,157    $     34,534     $     47,776    $     47,142
                                         ============    ============     ============    ============

Net income per common share - basic      $       0.64    $       0.69     $       0.95    $       0.95
                                         ============    ============     ============    ============
Net income per common share - diluted    $       0.62    $       0.67     $       0.92    $       0.92
                                         ============    ============     ============    ============

Average number of common shares
outstanding - basic                        50,386,741      49,862,123       50,297,951      49,705,086
                                         ============    ============     ============    ============
            - diluted                      51,618,420      51,594,252       51,730,317      51,206,402
                                         ============    ============     ============    ============

Dividends paid per common share          $      0.150    $      0.140     $      0.300    $      0.280
                                         ============    ============     ============    ============

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                             SIX MONTHS ENDED
                                                                          ----------------------
                                                                          April 25,    April 26,
                                                                            2003         2002
                                                                          --------     --------
OPERATING ACTIVITIES:
   Net income                                                             $ 47,776     $ 47,142
   Adjustments to reconcile net income to net cash provided
      by operating activities:
       Depreciation                                                         24,431       21,816
       Amortization                                                          2,225        2,620
       Loss on asset divestiture                                               783           --
       Changes in certain assets and liabilities, net of effects of acquired businesses:
           Decrease (increase) in accounts and notes receivable            (23,899)     (31,807)
           Decrease (increase) in inventories and other current assets      (1,140)     (19,885)
           Increase (decrease) in trade accounts payable and accrued
              liabilities                                                  (34,410)      19,353
           Increase (decrease) in income taxes payable                      25,035       24,388
           Increase (decrease) in other deferred liabilities                   426       (1,985)
       Other                                                                (1,978)       5,833
                                                                          --------     --------
    Net Cash Provided By Operating Activities                               39,249       67,475

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                              (21,007)     (13,587)
   Acquired businesses/assets, net of cash                                      --      (22,870)
                                                                          --------     --------
    Net Cash Used In Investing Activities                                  (21,007)     (36,457)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                            (12,275)      (7,740)
   Proceeds from sale of treasury stock                                      6,804        8,080
   Dividends paid                                                          (15,069)     (13,938)
                                                                          --------     --------
   Net Cash Used In Financing Activities                                   (20,540)     (13,598)

(Decrease)/increase in Cash and Cash Equivalents                            (2,298)      17,420
                                                                          --------     --------
Cash and Cash Equivalents at Beginning of Period                            22,715       20,139
                                                                          --------     --------
Cash and Cash Equivalents at End of Period                                $ 20,417     $ 37,559
                                                                          ========     ========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2003


NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended April 25, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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


NOTE 2: ACCOUNTS PAYABLE
------

Trade accounts payable include $34,610,000 at April 25, 2003, $41,100,000 at October 25, 2002 and $39,020,000 at April 26, 2002 of issued checks that had not cleared the Company's bank accounts.


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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2003 - CONTINUED


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


NOTE 4: OTHER COMPREHENSIVE INCOME
------

For the three and six months ended April 25, 2003 and April 26, 2002, the activity within the components of other comprehensive income, classified as a component of Other within Stockholders' Equity, was as follows:

                                             Three Months Ended                Six Months Ended
                                      -------------------------------   -------------------------------
                                      April 25, 2003   April 26, 2002   April 25, 2003   April 26, 2002
                                      --------------   --------------   --------------   --------------
Other Comprehensive Income:
     Foreign currency translation        $  6,770         $ (2,778)        $ 15,353         $(10,171)
     Deferred loss on hedging
         activities, net of tax              (170)              --              291               --
     Minimum pension liability,
         net of tax                            --               --           (2,425)              --
                                         --------         --------         --------         --------
Total Other Comprehensive Income         $  6,600         $ (2,778)        $ 13,219         $(10,171)


NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
------

The carrying amount of goodwill for the quarter ended April 25, 2003 increased from the end of fiscal 2002 by $12,232,000 to $950,991,000 due to foreign currency translation.

Total intangible amortization expense for the six months ended April 25, 2003 was $2,225,000. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 25, 2003 is expected to be approximately $5,000,000 annually.


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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2003 - CONTINUED


Net sales by product line are as follows:

(Dollars in
  thousands)        Three Months Ended                   Six Months Ended
            --------------------------------    --------------------------------
            April 25, 2003    April 26, 2002    April 25, 2003    April 26, 2002
            --------------    --------------    --------------    --------------
Industrial    $  212,084        $  216,955        $  414,453        $  403,745
Packaging        131,049           120,944           246,519           229,730
AAS              180,277           180,399           301,229           289,052
Other             38,360            35,704            68,540            62,515
              ----------        ----------        ----------        ----------
              $  561,770        $  554,002        $1,030,741        $  985,042


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

At April 25, 2003, the Company had $100,000,000 notional amount interest rate swap contracts designated as cash flow hedges to pay fixed rates of interest and receive variable rates of interest based on three-month LIBOR; these contracts will mature during fiscal 2004. At April 25, 2003, the Company also had a $100,000,000 notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on three-month LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.


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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2003 - CONTINUED


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

Changes in the recorded amounts during the period are as follows:

         Balance, October 25, 2002                       $ 53,026,108
         Additional accrual made during the period         14,157,408
         Payments made during the period                  (14,840,000)
                                                         ------------
         Balance, April 25, 2003                         $ 52,343,516


NOTE 9: STOCK PLANS
------

Under the Company's Stock Option Plans, options for the purchase of up to 8,250,000 shares of common stock may be granted to officers, employees, and non-employee directors. Options are issued at market value at the date of grant and are exercisable in full or in part over a prescribed period of time. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation is reflected in income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                 Three Months Ended                Six Months Ended
                                          -------------------------------   -------------------------------
                                          April 25, 2003   April 26, 2002   April 25, 2003   April 26, 2002
                                          --------------   --------------   --------------   --------------
Net income, as reported                       32,157           34,534           47,776           47,142
Deduct: Total stock-based employee             1,768            1,915            3,921            4,334
compensation expense determined under
fair value based method for all awards,
net of related tax effects

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2003 - CONTINUED

                                       Three Months Ended                Six Months Ended
                                -------------------------------   -------------------------------
                                April 25, 2003   April 26, 2002   April 25, 2003   April 26, 2002
                                --------------   --------------   --------------   --------------
Pro forma net income                30,389           32,619           43,855           42,808
Earnings per share:
     Basic - as reported             $0.64            $0.69            $0.95            $0.95
     Basic - pro forma               $0.60            $0.65            $0.87            $0.86
     Diluted - as reported           $0.62            $0.67            $0.92            $0.92
     Diluted - pro forma             $0.59            $0.63            $0.85            $0.84


NOTE 10: RECLASSIFICATION
-------

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:
----------------------------

There were no material changes in the Company's critical accounting policies during the quarter and six months ended April 25, 2003.

Operations: Net sales for the quarter increased 1.4% to $561,770,000 from $554,002,000 in 2002. For the six month period net sales increased 4.6% to $1,030,741,000 from $985,052,000. Adjusting for acquisitions of $1,030,700 and with the impact of foreign currency translation of $15,461,100, sales increased by 3.0% for the six months ended April 25, 2003. Due to the seasonal nature of the Company's business, sales for the second quarter and six month period are not necessarily indicative of sales for the full year.

The gross profit margin declined to 31.7% from 33.4% in the second quarter of 2003 and decreased to 31.2% from 32.2% for the first six months from the comparable periods last year. The decrease in gross margin is attributable to changes in product mix and increases in raw material costs.

Operating expenses (research and development, selling and administrative) decreased 2.6% to $114,266,000 (20.3% of net sales) in the second quarter of 2003 compared to $117,280,000 (21.2% of net sales) in 2002. Year to date operating expenses increased 2.5% to $220,767,000 (21.4% of net sales) compared with $215,440,000 (21.9% of net sales) for the same period last year. The decrease in the second quarter is due to tight expense controls, while the year-to-date increase is primarily attributable to increased employment cost, specifically higher medical expenses.

Interest expense increased to $11,508,000 in the second quarter of 2003 from $11,053,000 in the second quarter of 2002 due to higher average interest rates which more than offset the effect of lower debt balances. Year to date interest expense increased to $23,325,000 in 2003 from

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


$23,277,000 for the comparable period in 2002. Higher average interest rates for the year to date period were offset by lower debt balances.

The effective tax rate decreased to 38.0% from 39.5% due to a more favorable mix of income from foreign subsidiaries, which generally represent lower tax jurisdictions.

Net income in the second quarter of 2003 decreased 6.9% to $32,157,000 or $.62 per diluted share. Year to date net income increased 1.3% to $47,776,000 or $.92 per diluted share.

Financial Condition: The net cash provided by the Company's operations was $39,249,000 for the first six months of 2003, compared with $67,475,000 for the first six months of 2002. During the first six months of 2003, the cash provided by operating activities and current cash balances were used to fund $12,275,000 in repayment of bank borrowings, $21,007,000 in capital expenditures and $15,069,000 in dividend payments.

Accounts receivable increased $23,899,000 as a result of increased sales primarily in the Architectural and Packaging product lines. Inventories and other current assets increased $1,140,000 due to seasonality in the AAS product line. Accounts payable and accrued liabilities decreased $34,410,000 primarily as a result of timing of payables and accrued liability disbursements.

Capital expenditures for property, plant and equipment were $21,007,000 in the first six months of 2003, compared with $13,587,000 in the first six months of 2002. The Company expects capital spending in 2003 to be in the range of $45,000,000 to $50,000,000.

The ratio of total debt to capital decreased to 53.7% at the end of second quarter of 2003 compared to 55.7% at the close of fiscal 2002. The total debt to capital ratio as of April 26, 2002 was 59.9%. The Company believes its existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company's fixed cash obligations during the six months ended April 25, 2003.

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

The Company is also subject to interest rate risk. At April 25, 2003, approximately 50% of the Company's total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would increase the Company's interest expense for the third quarter of 2003 by approximately $250,000.


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

ITEM 4: SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 26, 2003. The stockholders took the following actions:

(i) The stockholders elected three directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

                               Votes For     Votes Withheld
                              ----------     --------------
        Susan S. Boren        45,056,470        1,332,832
        Jeffrey H. Curler     45,114,631        1,274,671
        Edward B. Pollak      45,454,396          934,906

(ii) The stockholders approved an increase of 2 million shares in the shares reserved under the Corporation's 1991 Stock Option Plan. 40,477,595 votes were cast for the resolution; 5,674,285 votes were cast against the resolution; 237,422 votes abstained; and there were no broker non-votes.

(iii) The stockholders approved an amendment of Article Fourth of the Certificate of Incorporation to increase the authorized number of shares of common stock from 120 million to 250 million. 36,348,658 votes were cast for the amendment; 9,869,804 votes were cast against the amendment; 170,840 votes abstained; and there were no broker non-votes.

(iv) The stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2003. 43,600,872 votes were cast for the resolution; 2,709,428 votes were cast against the resolution, shares representing 79,002 votes abstained; and there were no broker non-votes.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               3.1  Certificate of Incorporation, as amended through May 22,
                    2003

               10.1 1991 Stock Option Plan, as amended through December 11, 2002

               99.1 Certification of Chief Executive Officer Pursuant to 18
                    U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Chief Financial Officer Pursuant to 18
                    U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) During the three months ended April 25, 2003, a report on Form 8-K, dated February 10, 2003 was filed on February 10, 2003 under
               Item 9 - Regulation FD Disclosure; a report on Form 8-K, dated April 14, 2003, was filed on April 14, 2003, under Item 9 - Regulation FD Disclosure.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE VALSPAR CORPORATION


Date: June 9, 2003                           By   /s/ Rolf Engh
                                                  ------------------------------
                                                  Rolf Engh
                                                  Secretary


Date: June 9, 2003                           By   /s/ Paul C. Reyelts
                                                  ------------------------------
                                                  Paul C. Reyelts
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)

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

Date: June 9, 2003
                                            /s/Richard M. Rompala
                                          --------------------------------------
                                            Richard M. Rompala
                                            Chairman and Chief Executive Officer

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

Date: June 9, 2003                                /s/ Paul C. Reyelts
                                                --------------------------------
                                                  Paul C. Reyelts
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)