Form 10-Q
period 2003-07-25
VALSPAR CORP
filed 2003-09-08
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549


                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For the Nine Months                                              Commission File
Ended July 25, 2003                                              Number:  1-3011


                             THE VALSPAR CORPORATION
                             -----------------------

State of Incorporation:                                     IRS Employer ID No.:
Delaware                                                         36-2443580


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

As of August 29, 2003, The Valspar Corporation had 50,630,149 shares of common stock outstanding, excluding 9,591,163 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                       for the Quarter Ended July 25, 2003


PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets - July 25, 2003,
              July 26, 2002 and October 25, 2002.......................   2 - 3

            Condensed Consolidated Statements of Income - Three months
              and nine months ended July 25, 2003 and July 26, 2002....     4

            Condensed Consolidated Statements of Cash Flows - Nine
              months ended July 25, 2003 and July 26, 2002.............     5

            Notes to Condensed Consolidated Financial Statements -
              July 25, 2003............................................   6 - 10

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  10 - 12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.    12

Item 4.     Controls and Procedures....................................    12


PART II. OTHER INFORMATION
--------------------------

Item 1.     Legal Proceedings..........................................    12

Item 6.     Exhibits and Reports on Form 8-K...........................    13


SIGNATURES.............................................................    14
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                July 25,        July 26,      October 25,
                                                  2003            2002            2002
                                              -----------     -----------     -----------
                                              (Unaudited)     (Unaudited)        (Note)
ASSETS
------
CURRENT ASSETS:

   Cash and cash equivalents                  $    20,625     $    19,226     $    22,715

   Accounts receivable less allowance
    (7/25/03 - $14,611; 7/26/02 - $14,944;
    10/25/02 - $17,013)                           411,088         401,460         368,134

   Inventories:
    Manufactured products                         134,047         132,686         123,274
    Raw materials, supplies and work-
      in-process                                   74,651          79,435          77,371
                                              -----------     -----------     -----------
                                                  208,698         212,121         200,645

   Deferred income taxes                           27,958          40,345          30,498
   Prepaid expenses and other                      75,382          79,892          79,796
                                              -----------     -----------     -----------
    TOTAL CURRENT ASSETS                          743,751         753,044         701,788

GOODWILL                                          957,615         941,465         938,759
INTANGIBLES, NET                                  290,353         299,316         293,208
OTHER ASSETS, NET                                  83,016          55,860          68,333
DEFERRED INCOME TAX                                15,831              --          14,989

PROPERTY, PLANT AND EQUIPMENT                     707,727         633,047         652,164
  Less allowance for depreciation                (296,793)       (243,747)       (249,689)
                                              -----------     -----------     -----------
                                                  410,934         389,300         402,475
                                              -----------     -----------     -----------
                                              $ 2,501,500     $ 2,438,985     $ 2,419,552
                                              ===========     ===========     ===========

NOTE: The Balance Sheet at October 25, 2002 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                July 25,        July 26,      October 25,
                                                  2003            2002            2002
                                              -----------     -----------     -----------
                                              (Unaudited)     (Unaudited)        (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Notes payable to banks                     $    47,689     $    30,311     $    40,579
   Trade accounts payable                         201,885         208,865         197,047
   Income taxes payable                            54,032          45,360          20,998
   Accrued liabilities                            232,615         242,131         245,271
                                              -----------     -----------     -----------

     TOTAL CURRENT LIABILITIES                    536,221         526,667         503,895

LONG-TERM DEBT                                    818,104         956,666         885,819

DEFERRED INCOME TAXES                             181,700         167,971         180,592

DEFERRED LIABILITIES                              120,961          61,351         111,993

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50;
   Authorized - 120,000,000 shares;
   Shares issued, including shares
   in treasury - 60,221,312)                       30,110          30,110          30,110

   Additional paid-in capital                     242,764         229,928         230,163

   Retained earnings                              680,204         587,055         614,964

   Other                                           (3,868)        (12,524)        (29,919)
                                              -----------     -----------     -----------
                                                  949,210         834,569         845,318
   Less cost of Common Stock in treasury
    (7/25/03 - 9,673,503 shares; 7/26/02 -
    10,128,506 shares; 10/25/02 -
    10,117,299 shares)                            104,696         108,239         108,065
                                              -----------     -----------     -----------
                                                  844,514         726,330         737,253
                                              -----------     -----------     -----------

                                              $ 2,501,500     $ 2,438,985     $ 2,419,552
                                              ===========     ===========     ===========

NOTE: The Balance Sheet at October 25, 2002 has been derived from the audited financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                               --------------------------    --------------------------
                                                  July 25,       July 26,       July 25,       July 26,
                                                   2003           2002           2003           2002
                                               -----------    -----------    -----------    -----------
Net sales                                      $   598,179    $   575,043    $ 1,628,920    $ 1,560,085

Costs and expenses:

  Cost of sales                                    403,908        385,165      1,113,084      1,053,301

  Research and development                          17,580         15,462         52,307         47,831

  Selling and administration                        99,674         97,152        285,714        280,223
                                               -----------    -----------    -----------    -----------

Income from operations                              77,017         77,273        177,815        178,730

  Interest expense                                  11,077         13,016         34,403         36,293

  Other (income)/expense - net                       1,240          1,358          1,655          1,616
                                               -----------    -----------    -----------    -----------

Income before income taxes                          64,700         62,899        141,757        140,821

Income taxes                                        24,586         24,845         53,868         55,625
                                               -----------    -----------    -----------    -----------

Net income                                     $    40,114    $    38,054    $    87,889    $    85,196
                                               ===========    ===========    ===========    ===========

Net income per common share - basic            $      0.79    $      0.76    $      1.75    $      1.71
                                               ===========    ===========    ===========    ===========
Net income per common share - diluted          $      0.77    $      0.74    $      1.70    $      1.66
                                               ===========    ===========    ===========    ===========

Average number of common shares outstanding
   - basic                                      50,500,156     49,946,161     50,365,736     49,785,690
                                               ===========    ===========    ===========    ===========
   - diluted                                    51,889,457     51,526,402     51,783,890     51,186,179
                                               ===========    ===========    ===========    ===========

Dividends paid per common share                $     0.150    $     0.140    $     0.450    $     0.420
                                               ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                              ----------------------
                                                                               July 25,     July 26,
                                                                                 2003         2002
                                                                              ---------    ---------
OPERATING ACTIVITIES:
        Net income                                                            $  87,889    $  85,196
        Adjustments to reconcile net income to net cash provided
           by operating activities:
            Depreciation                                                         36,532       32,904
            Amortization                                                          3,344        3,759
            Loss on asset divestiture                                               783           --
            Changes in certain assets and liabilities, net of effects of acquired businesses:
                Increase in accounts and notes receivable                       (28,276)     (51,369)
                Decrease (increase) in inventories and other current assets       7,107      (30,250)
                Increase (decrease) in trade accounts payable and accrued
                   liabilities                                                  (26,887)      65,920
                Increase in income taxes payable                                 35,171       22,032
                Increase (decrease) in other deferred liabilities                 2,479       (1,541)
            Other                                                                   110        1,724
                                                                              ---------    ---------

         Net Cash Provided By Operating Activities                              118,252      128,375

     INVESTING ACTIVITIES:
        Purchases of property, plant and equipment                              (33,343)     (25,739)
        Acquired businesses/assets, net of cash                                      --      (22,870)
                                                                              ---------    ---------
         Net Cash Used In Investing Activities                                  (33,343)     (48,609)

     FINANCING ACTIVITIES:
        Net repayment of borrowings                                             (75,327)     (71,523)
        Proceeds from sale of treasury stock                                     10,976       11,793
        Dividends paid                                                          (22,648)     (20,949)
                                                                              ---------    ---------

        Net Cash Used In Financing Activities                                   (86,999)     (80,679)

     Decrease in Cash and Cash Equivalents                                       (2,090)        (913)

     Cash and Cash Equivalents at Beginning of Period                            22,715       20,139
                                                                              ---------    ---------

     Cash and Cash Equivalents at End of Period                               $  20,625    $  19,226
                                                                              =========    =========

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 25, 2003


NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended July 25, 2003 are not necessarily indicative of the results that may be expected for the year ending October 31, 2003.

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


NOTE 2: ACCOUNTS PAYABLE
------

Trade accounts payable include $29,110,000 at July 25, 2003, $41,100,000 at October 25, 2002 and $51,330,000 at July 26, 2002 of issued checks that had not cleared the Company's bank accounts.


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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 25, 2003 - CONTINUED


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


NOTE 4: OTHER COMPREHENSIVE INCOME
------

For the three and nine months ended July 25, 2003 and July 26, 2002, the activity within the components of other comprehensive income, classified as a component of Other within Stockholders' Equity, was as follows:

(Dollars in thousands)                         Three Months Ended                Nine Months Ended
                                          -----------------------------    ------------------------------
                                          July 25, 2003   July 26, 2002    July 25, 2003    July 26, 2002
                                            --------        --------         --------         --------
Other Comprehensive Income:
     Foreign currency translation           $  9,993        $   (116)        $ 25,346         $(10,287)
     Deferred gain/(loss) on hedging
         activities, net of tax                2,359          (2,248)           2,650           (2,248)
     Minimum pension liability,
         net of tax                               --              --           (2,425)              --
                                            --------        --------         --------         --------
Total Other Comprehensive Income            $ 12,352        $ (2,364)        $ 25,571         $(12,535)


NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
------

The carrying amount of goodwill for the quarter ended July 25, 2003 increased from the end of fiscal 2002 by $18,856,000 to $957,615,000 due to foreign currency translation.

Total intangible amortization expense for the nine months ended July 25, 2003 was $3,344,000. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 25, 2003 is expected to be approximately $4,500,000 annually.


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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 25, 2003 - CONTINUED


Net sales by product line are as follows:

(Dollars in
  thousands)           Three Months Ended                    Nine Months Ended
                 -------------------------------     -------------------------------
                 July 25, 2003     July 26, 2002     July 25, 2003     July 26, 2002
                  ----------        ----------        ----------        ----------
Industrial        $  224,272        $  225,943        $  638,725        $  629,699
Packaging            138,214           126,642           384,733           356,372
AAS                  196,136           184,570           497,365           473,622
Other                 39,557            37,888           108,097           100,403
                  ----------        ----------        ----------        ----------
                  $  598,179        $  575,043        $1,628,920        $1,560,085


NOTE 7: FINANCIAL INSTRUMENTS
------

The Company's involvement with derivative financial instruments is limited to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used to hedge the impact of currency fluctuations on certain inter-company transactions.

The Company also holds interest rate swaps used to manage the interest rate risk associated with its borrowings and to manage the Company's mix of fixed and variable rate debt. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense.

At July 25, 2003, the Company had $100,000,000 notional amount interest rate swap contracts designated as cash flow hedges to pay fixed rates of interest and receive variable rates of interest based on three-month LIBOR; these contracts will mature during fiscal 2004. The Company also has a $100,000,000 notional amount forward interest rate swap contract, which will begin during fiscal 2004 and mature during fiscal 2008 to pay fixed rates of interest and receive variable rates of interest based on three-month LIBOR. At July 25, 2003, the Company also had a $100,000,000 notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on three-month LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.


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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 25, 2003 - CONTINUED


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

Changes in the recorded amounts during the period are as follows (in thousands):

         Balance, October 25, 2002                       $ 53,026
         Additional accrual made during the period         25,540
         Payments made during the period                  (24,184)
                                                         --------
         Balance, July 25, 2003                          $ 54,382


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

                                                     Three Months Ended                        Nine Months Ended
                                             ----------------------------------       ----------------------------------
                                             July 25, 2003        July 26, 2002       July 25, 2003        July 26, 2002
                                             -------------        -------------       -------------        -------------
Net income, as reported                          40,114               38,054               87,889               85,196
Deduct: Total stock-based employee                1,608                1,909                5,510                6,243
compensation expense determined under
fair value based method for all awards,
net of related tax effects

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 25, 2003 - CONTINUED

                                                     Three Months Ended                        Nine Months Ended
                                             ----------------------------------       ----------------------------------
                                             July 25, 2003        July 26, 2002       July 25, 2003        July 26, 2002
                                             -------------        -------------       -------------        -------------
Pro forma net income                            38,506               36,145               82,379               78,953
Earnings per share:
     Basic - as reported                       $  0.79              $  0.76              $  1.75              $  1.71
     Basic - pro forma                         $  0.76              $  0.72              $  1.64              $  1.59
     Diluted - as reported                     $  0.77              $  0.74              $  1.70              $  1.66
     Diluted - pro forma                       $  0.74              $  0.70              $  1.59              $  1.54


NOTE 10: RECLASSIFICATION
-------

Certain amounts in the 2002 financial statements have been reclassified to conform with the 2003 presentation.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Policies:
-----------------------------

There were no material changes in the Company's critical accounting policies during the quarter and nine months ended July 25, 2003.

Operations: Net sales for the quarter increased 4.0% to $598,179,000 from $575,043,000 in 2002. For the nine month period net sales increased 4.4% to $1,628,920,000 from $1,560,085,000. Adjusting for the impact of foreign currency translation of $31,654,000 sales increased by 2.4% for the nine months ended July 25, 2003. Due to the seasonal nature of the Company's business, sales for the third quarter and nine month period are not necessarily indicative of sales for the full year.

The gross profit margin declined to 32.5% from 33.0% in the third quarter of 2003 and decreased to 31.7% from 32.5% for the first nine months from the comparable period last year. The decrease in gross margin is largely due to continuing raw material cost pressures which were not completely offset by pricing actions.

Operating expenses (research and development, selling and administrative) increased 4.1% to $117,254,000 (19.6% of net sales) in the third quarter of 2003 compared to $112,614,000 (19.6% of net sales) in 2002. Year to date operating expenses increased 3.0% to $338,021,000 (20.8% of net sales) compared with $328,054,000 (21.0% of net sales) for the same period last year. The increases in both the third quarter and year-to-date are driven by seasonal increases in Architectural Coatings expenses. Additionally, the year-to-date increase is attributable to higher employment cost, including higher medical expenses.

Interest expense decreased to $11,077,000 in the third quarter of 2003 from $13,016,000 in the third quarter of 2002. Year to date interest expense of $34,403,000 compared to $36,293,000 for the comparable period in 2002. Lower interest rates combined with lower debt balances resulted in the decreases for the third quarter and the nine month period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED


The effective tax rate decreased to 38.0% from 39.5% due to a larger percentage of the company's taxable income being generated in lower taxing jurisdictions.

Net income in the third quarter of 2003 increased 5.4% to $40,114,000 or $.77 per diluted share. Year to date net income increased 3.2% to $87,889,000 or $1.70 per diluted share.

Financial Condition: The net cash provided by the Company's operations was $118,252,000 for the first nine months of 2003, compared with $128,375,000 for the first nine months of 2002. During the first nine months of 2003, the cash provided by operating activities and current cash balances were used to fund $75,327,000 in repayment of bank borrowings, $33,343,000 in capital expenditures and $22,648,000 in dividend payments.

Accounts receivable increased $28,276,000 as a result of increased sales primarily in the Architectural and Packaging product lines. Inventories and other current assets decreased $7,107,000 due to seasonality in the AAS and Industrial product lines. Accounts payable and accrued liabilities decreased $26,887,000 primarily as a result of timing of payables and accrued liability disbursements.

Capital expenditures for property, plant and equipment were $33,343,000 in the first nine months of 2003, compared with $25,739,000 in the first nine months of 2002. The Company expects capital spending in 2003 to be in the range of $45,000,000 to $50,000,000.

The ratio of total debt to capital decreased to 50.6% at the end of third quarter of 2003 compared to 55.7% at the close of fiscal 2002. The total debt to capital ratio as of July 26, 2002 was 57.6%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company's fixed cash obligations during the nine months ended July 25, 2003.

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

The Company is also subject to interest rate risk. At July 25, 2003, approximately 50% of the Company's total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would increase the Company's interest expense for the fourth quarter of 2003 by approximately $200,000.


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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          31.1     Section 302 Certification of the Chief Executive Officer
          31.2     Section 302 Certification of the Chief Financial Officer
          32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) During the three months ended July 25, 2003, a report on Form 8-K, dated May 12, 2003 was filed on May 12, 2003 under Item 9 - Regulation FD Disclosure (information furnished in this Item 9 was also furnished under Item 12).

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               THE VALSPAR CORPORATION


Date: September 8, 2003                        By /s/Rolf Engh
                                                  ------------------------------
                                                  Rolf Engh
                                                  Secretary


Date: September 8, 2003                        By /s/Paul C. Reyelts
                                                  ------------------------------
                                                  Paul C. Reyelts
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)