Form 10-K
period 2003-10-31
VALSPAR CORP
filed 2004-01-23
CIK 102741

Annual Report on Form 10-K

The Valspar Corporation

October 31, 2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 31, 2003	Commission file number 1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2443580 (I.R.S. Employer Identification No.)
1101 Third Street South Minneapolis, Minnesota (Address of principal executive offices)	55415 (Zip Code)
Registrant’s telephone number, including area code	(612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.50 Par Value Common Stock Purchase Rights	Name of Each Exchange on which Registered New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes __X__ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __X__ No _____

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 25, 2003 was $1.5 billion based on the closing sales price of $41.44 per share as reported on the New York Stock Exchange. As of December 31, 2003, 50,876,956 shares of Common Stock, $.50 par value per share (net of 9,344,356 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

	Incorporated Documents	Location in Form 10-K
1.	The Valspar Corporation Annual Report to Stockholders for fiscal year ended October 31, 2003	Part II
2.	The Valspar Corporation Notice of 2004 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of fiscal year ended October 31, 2003	Part III

Part I

Item 1. Business

Overview

Founded in 1806, The Valspar Corporation (“Valspar” or the “Company”) has grown into a leading global paint and coatings manufacturer. The Company manufactures and distributes a broad portfolio of products, including:

  Industrial coatings for factory application by industrial customers and original equipment manufacturers (OEMs);
  Architectural paints, varnishes and stains for the do-it-yourself and professional markets;
  Packaging coatings and inks for rigid containers, particularly food and beverage cans;
  Automotive refinish and other specialty coatings, including high performance floor coatings; and
  Specialty polymers, composites and colorants for use by coatings manufacturers and others, including Valspar.

The Industrial coatings product line includes decorative and protective coatings for wood, metal, plastic and glass. The Architectural, Automotive and Specialty (“AAS”) coatings product line includes interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes for the do-it-yourself and professional markets, as well as automotive refinish and high performance floor coatings. The Packaging coatings product line includes coatings and inks for rigid packaging containers. The Company also manufacturers specialty polymers, composites and colorants, which are used internally and sold to other coatings manufacturers.

The Company operates its business in two reportable segments: Paints and Coatings. For additional financial information about the Company’s operating segments, see Note 15 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data in this Form 10-K.

Acquisitions

Much of our growth has occurred during the last decade, and, during this time we have expanded our business into international markets. A significant portion of our business growth has been accomplished through acquisitions. Since 1995, we have made more than 20 acquisitions (including purchases of equity in joint ventures).

The most important of these acquisitions include our acquisitions of Coates Coatings, Dexter Packaging and Lilly Industries. Our purchase of Coates and its line of packaging coatings products was structured as a series of acquisitions. In the four phases of the Coates acquisition, completed in 1996, 1997, 2000 and 2001, we acquired packaging coatings businesses in Europe, Australia, the United States, Hong Kong, China, South Africa, Singapore, Malaysia, Indonesia

Part I (continued)

Item 1. Business (continued)

and Thailand. Sales for these businesses were approximately $96 million in total in the year immediately prior to each phase.

In February 1999, we acquired the worldwide packaging and French industrial coatings businesses of Dexter Corporation. The Dexter acquisition provided us with additional packaging and industrial coatings facilities and businesses in Europe, the United States and Asia. The Dexter businesses that we acquired generated $212 million in sales in 1998, the last full fiscal year prior to the acquisition.

In December 2000, we completed the acquisition of Lilly Industries, our largest acquisition to date. We acquired all outstanding Lilly Industries shares for $31.75 per share in cash in a transaction valued at $1.036 billion, including the assumption of approximately $218 million of debt. At the time of the acquisition, Lilly Industries was considered to be one of the five largest industrial coatings and specialty chemical manufacturers in North America, with reported net sales of $670 million for its fiscal year ended November 30, 2000. Lilly Industries formulated, manufactured and marketed industrial coatings and specialty chemicals to original equipment manufacturers for products such as furniture, appliances, building products and transportation, agricultural and construction equipment. Through the acquisition of Lilly Industries, we acquired manufacturing facilities and sales offices in the United States, Canada, Mexico, the United Kingdom, Ireland, Germany, China, Malaysia, Taiwan, Singapore and Australia. In connection with the acquisition, the U.S. Federal Trade Commission required us to sell our former mirror coatings business, which has been replaced with Lilly Industries’ mirror coatings business. The Lilly Industries acquisition was significant not only due to its size but because, through the acquisition, we believe we have become the world’s largest supplier of wood, coil and mirror coatings and the leading North American supplier of non-automotive industrial coatings. Lilly Industries also provided us with complementary product lines and new technology, expanding the breadth and depth of our Industrial coatings product line.

As we have done with past acquisitions, we took aggressive steps to integrate Lilly Industries into the Company in order to take advantage of cost savings synergies between the two businesses. Following the acquisition, we consolidated raw material purchases, eliminated duplicative selling, general and administrative services, reduced personnel and closed redundant production facilities. To date, we have closed fourteen facilities and relocated production of more than 20 million gallons of coatings.

Products

Industrial and Packaging Coatings

Our Industrial coatings product line includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America, Australia, Europe and Asia. Products within our Industrial coatings product line include fillers, primers, stains and topcoats used by customers in a wide range of manufacturing industries,

Part I (continued)

Item 1. Business (continued)

including building products, transportation, appliances, automotive parts, furniture, agricultural equipment, construction equipment and metal fabrication.

We utilize a wide variety of coatings technologies to meet our customers’ industrial coatings requirements, including electro-deposition, powder, solvent-borne, water-borne and UV light-cured coatings. This broad technical capability allows us to customize our Industrial coatings products to our customers’ specifications and to provide “one-stop” integrated solutions. For example, in the appliance coatings market, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance customers.

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

We believe we became the world’s largest supplier of rigid packaging coatings following our 1996 acquisition of the Coates Coatings business in the United States, Europe and Australia. In addition to providing us with a global manufacturing presence, this acquisition provided us with external packaging coatings and metal decorating ink technologies, thereby improving the depth and breadth of our product line. Our 1999 acquisition of Dexter’s packaging coatings business further expanded our international presence, providing us with additional manufacturing facilities in Europe and Asia. We believe we are now the only coatings manufacturer in the global beverage can market that supplies coatings for the entire can. The major customers of our Packaging coatings product line include global companies that apply our coatings in the production of rigid packaging products, principally food containers and beverage cans. Consolidation and globalization of our customers has been very apparent in this market segment, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

Architectural, Automotive and Specialty Coatings

Our Architectural coatings products comprise the largest portion of our AAS coatings product line. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, used primarily in the do-it-yourself market. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers and independent dealers, including Lowe’s, Wal-Mart and Do it Best stores. Due to the weather requirements of house painting, sales of our AAS coatings product line are seasonal, with the lowest levels occurring in the first quarter of our fiscal year when weather conditions in much of North America are ill-suited for exterior painting.

Part I (continued)

Item 1. Business (continued)

We develop highly customized merchandising and marketing support programs for our architectural coatings customers, enabling them to differentiate their paint departments from their competitors’ through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar, Plasti-Kote, Magicolor and McCloskey. We also manufacture customer exclusive brands such as American Tradition, Signature Colors, One & Only, Severe Weather, Enterprise and Decorative Effects, in addition to a variety of other private label brands. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing in-store employees to answer coatings questions. We have been recognized as the paint supplier of the year seven times for Lowe’s and twice for Wal-Mart.

Within the AAS coatings product line, we manufacture and distribute automotive refinish coatings under the brand names Valspar and House of Kolor. We also supply aerosol spray paints for automotive distributors and large automotive supply retailers under the brand names Plasti-Kote, Tempo and Mr. Spray. Major customers for these products include large automotive supply retailers. We also manufacture and distribute high performance floor coatings for commercial and industrial applications.

Other Products

In addition to our main product lines, we make and sell specialty polymers, composites and colorants. We produce specialty polymers and colorants for internal use as well as for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our coatings products (especially our architectural coatings products) provides us with an advantage over some of our competitors who cannot produce these products themselves. Our composites products include gelcoats and related products that are sold to boat manufacturers, shower and tub manufacturers and others.

Competition

All aspects of the coatings business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than we are.

Competition in the market areas in which we sell our Industrial and Packaging coatings product lines is based on technical capabilities for specific product formulation, the ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for industrial coatings are becoming increasingly global, and customers are looking for global coatings solutions. We believe we can provide global coatings solutions to our customers in a manner in which most of our competitors cannot due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing innovative technologies.

Part I (continued)

Item 1. Business (continued)

Competition in the markets in which we sell our AAS coatings product line is based on factors such as price, product quality, distribution and consumer recognition. In this market segment, we offer highly customized merchandising and marketing support programs to our AAS customers and have maintained product recognition through high-quality and well-designed products. Relationships, such as the ones we have with key retailers like Lowe’s and Wal-Mart, are highly important, as these firms account for much of the growth in architectural coatings market segment.

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

India and Japan. Polycoat Powders Limited, a joint venture of the Company and The Goodlass Nerolac Paint Co., Ltd. in India, manufactures decorative powder coatings for the industrial coatings market in India. We sold our minority interest in this joint venture to Kansai Paints, a Japanese company, in 2003. In 1999, the Company also assumed Dexter’s majority position in a joint venture with Rock Paint, a Japanese company, to manufacture and sell packaging coatings in Japan.

Hong Kong and China. The Company and China Merchants Hai Hong Holdings Co., Ltd. formed a joint venture company in Hong Kong in 1995 for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational at the beginning of the 1997 fiscal year and currently manufactures and distributes the Company’s packaging coatings products in China, Hong Kong and other Southeast Asian markets. The Company also acquired Coates’ packaging coatings and metal decoration inks business in Hong Kong and Guangzhou, China during 1997 and Dexter’s packaging coatings business in China during 1999. The Company has consolidated these businesses with its Hong Kong joint venture.

Part I (continued)

Item 1. Business (continued)

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

South Africa. In December 1997, as part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as part of the Dexter acquisition, the Company acquired Dexter’s majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. As of October 2000, the Company acquired Coates’ 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa.

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

Part I (continued)

Item 1. Business (continued)

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

Seasonality and Working Capital Items

The Company’s sales volume is traditionally lowest during the first quarter of the fiscal year, primarily due to the buying cycle in the AAS coatings product line. When sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data included in this Form 10-K.

Significant Customers

In 2003, the Company’s sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 37% of net sales.

Backlog and Government Contracts

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Research and Development

Many of the products we offer today have been developed in the last five years. We have adopted a “best practices” approach to technology development by combining our technology efforts with those of the businesses we have acquired. This has resulted in several successful new product developments. For example, we have advanced our Packaging coatings product line technology by focusing on universal coatings for two-piece food cans, and we have further advanced our Industrial coatings product line technology by developing electro-coat technology. We have continued to expand our line of polymers, and we now have a full portfolio of both water-based and conventional polymers for architectural, industrial and packaging markets.

Research and development costs for fiscal 2003 were $69,667,000, representing a 5.7% increase over fiscal 2002 ($65,924,000). Fiscal 2002 costs increased 13.5% over those of fiscal 2001 ($58,105,000). Our primary emphasis has been on developing and refining emerging technologies in our Industrial and Packaging coatings product lines.

Part I (continued)

Item 1. Business (continued)

Environmental Compliance

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2003, and capital expenditures for 2004 to comply with existing laws and regulations are also not expected to be material.

Employees

The Company employs approximately 7,000 persons, approximately 700 of whom are members of unions.

Foreign Operations and Export Sales

Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a lesser extent, joint ventures. The bulk of our foreign operations have been acquired in the last seven years, and sales from foreign operations continue to increase. In 1996, we acquired the European, U.S. and Australian metal decorating inks and packaging coatings business of Coates Coatings to provide our packaging coatings customers with global support. In 1999, we acquired the global packaging coatings business of the Dexter Corporation, along with its industrial coatings business in France. This acquisition added several manufacturing facilities throughout Europe and in Singapore. In December 2000, we completed our acquisition of Lilly Industries, which had manufacturing operations in Canada, Mexico, Europe and Asia. We now have manufacturing operations in, among other countries, Australia, Brazil, Canada, China, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, Singapore, Switzerland, Taiwan and the United Kingdom. We also have joint ventures in China, Hong Kong, Japan and South Africa and sales offices in other foreign countries.

Export sales continue to increase. During fiscal 2003, export sales from the United States represented approximately 4.0% of the Company’s business. The Company’s various acquisitions over the past three years have also increased revenues from foreign subsidiaries and operations, which comprised 27% of the Company’s total revenues in fiscal 2003.

Item 2. Properties

The Company’s principal offices in Minneapolis, Minnesota are owned. Operations in North America are conducted at 38 locations, primarily in Illinois, California, Texas, Indiana, North Carolina and Pennsylvania, with two plants each in Canada and Mexico. Thirty-four plants with approximate square footage of 4,300,000 are owned, and two plants with square footage of 280,000 are leased. Manufacturing operations in Europe are conducted at eight owned locations and one leased location, with plants in the United Kingdom, France, Germany, Ireland, the Netherlands and Switzerland with a combined square footage of 457,000. The Company owns

Part I (continued)

one plant in South Africa, one plant in Brazil, two plants in both Australia and China, one plant in each of Malaysia and Taiwan with a combined approximate square footage of 840,000. The Company leases one plant in both Singapore and China with a combined square footage of approximately 35,000.

We believe our principal properties and facilities owned or leased are well maintained, in good operating condition and adequate for the purposes for which they are being used. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of shifts worked.

Item 3. Legal Proceedings

Environmental Matters

The Company is involved in various claims relating to environmental matters at a number of current and former plant sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (“PRP”) under federal and state environmental laws for site remediation. The Company’s management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the Company relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

The Company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually and in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 10 of the Company’s 2003 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Other Legal Matters

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals used in the production of some of the Company’s products or waste disposal. The Company is also a defendant in a number of other legal proceedings which it believes are not out of the ordinary in a business of the type and size in which it is engaged. The Company believes that there is not a reasonable possibility that these legal proceedings, individually and in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

Part I (continued)

The Company, along with other companies, is a defendant in several legal proceedings and claims brought against companies who are alleged to have manufactured and sold paint containing lead pigment. The Company believes that the litigation is without merit and is vigorously defending these matters. It is possible that additional lawsuits or claims could be brought against the Company. At this time, management cannot estimate the scope or amount of potential costs or liabilities relating to these matters. However, based on the outcome of such matters to date, and other factors, management does not believe there is a reasonable possibility that the costs and liabilities of such matters will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2003 to a vote of security holders.

Executive Officers of the Registrant

The names and ages of all of the registrant’s executive officers, all of whose terms expire in February 2004, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
Richard M. Rompala	57	Chairman since February 1998 and Chief Executive Officer since October 1995
Rolf Engh	50	Senior Vice President since November 1998, General Counsel and Secretary since April 1993
Steven L. Erdahl	51	Executive Vice President, Industrial and Automotive Coatings since January 2002
William L. Mansfield	55	Executive Vice President, Architectural, Packaging and Specialty Coatings since January 2002
Paul C. Reyelts	57	Senior Vice President, Finance and Chief Financial Officer since November 1998

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to January 2002, Mr. Rompala also was President from March 1994 to December 2001.

Prior to November 1998, Mr. Engh was Vice President – International since September 1993.

Part I (continued)

Prior to January 2002, Mr. Erdahl was Senior Vice President – Packaging and Industrial Coatings since February 2000. Prior to February 2000, Mr. Erdahl was Senior Vice President – Operations since November 1998. Prior to November 1998, Mr. Erdahl was Vice President – Industrial Coatings Group since June 1991.

Prior to January 2002, Mr. Mansfield was Senior Vice President – Architectural, Automotive and Specialty Coatings since February 2000. Prior to February 2000, Mr. Mansfield was Senior Vice President – Packaging and Industrial Coatings since November 1998. Prior to November 1998, Mr. Mansfield was Vice President – Packaging Coatings Group since February 1991.

Prior to November 1998, Mr. Reyelts was Vice President – Finance since April 1982.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information in the section titled “Stock Information and Dividends” on pages 6 and 7 of Valspar’s 2003 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company’s Common Stock at December 31, 2003 was 1,614.

The quarterly dividend declared December 10, 2003, which was paid January 15, 2004 to Common Stockholders of record December 31, 2003, was increased to 18¢ per share.

Item 6. Selected Financial Data

The information in the section titled “Eleven Year Financial Summary” for the years 1999 through 2003 on pages 6 and 7 of Valspar’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 10 of Valspar’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 10 of Valspar’s 2003 Annual Report to Stockholders is incorporated herein by reference.

Part II (continued)

Item 8. Financial Statements and Supplementary Data

For financial statements and the financial statement schedule filed as part of this report, reference is made to “Index to Financial Statements and Financial Statement Schedule” on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information regarding directors set forth on pages 1 through 4 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference. The information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 8 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

Item 11. Executive Compensation

The information in the section titled “Executive Compensation” on pages 9 through 12 and the section titled “Director Compensation” on pages 6 and 7 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference. The information in the section titled “Termination of Employment and Change in Control Agreements” on pages 12 and 13 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference. The information on pages 14 through 19 of Valspar’s Proxy Statement dated January 23, 2004 is not incorporated herein by reference.

Part III (continued)

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information in the section titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” on pages 24 and 25 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference. The information in the section titled “Equity Compensation Plans” on page 12 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information in the section titled “Certain Transactions” on pages 7 and 8 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information regarding “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” set forth on pages 23 and 24 of Valspar’s Proxy Statement dated January 23, 2004 is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)

For financial statements and the financial statement schedule filed as a part of this report, reference is made to “Index to Financial Statements and Financial Statement Schedule” on page F-1 of this report. For a list of exhibits filed as a part of this report, see Item 15(c) below. Compensatory Plans listed in Item 15(c) are denoted by a double asterisk.

(b)

During the three months ended October 31, 2003, a report on Form 8-K, dated October 29, 2003, was filed on October 29, 2003, under Item 9 – Regulation FD Disclosure and a report on Form 8-K dated August 11, 2003, was filed on August 11, 2003, under Item 12 – Results of Operations and Financial Information.

(c)	The following exhibits are filed as part of this report.

Exhibit No.	Description

2(a)[4]	ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED MAY 2, 1996
(PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

Part IV (continued)

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(c)   Index of Exhibits (continued)

Exhibit No.	Description

2(b)[9]	AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000

3(a)[5]	CERTIFICATE OF INCORPORATION - AS AMENDED TO AND INCLUDING JUNE 30, 1970, WITH FURTHER AMENDMENTS TO ARTICLE FOUR DATED FEBRUARY 29, 1984, FEBRUARY 25, 1986, FEBRUARY 26, 1992, FEBRUARY 26, 1997 AND MAY 22, 2003 AND TO ARTICLE ELEVEN DATED FEBRUARY 25, 1987

3(b)[5]	BY-LAWS - AS AMENDED TO AND INCLUDING OCTOBER 15, 1997

4(a)[7]	RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

4(b)[12]	INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(c)[12]	FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007
(JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(d)[12]	FORM OF REGISTRANT’S 6% NOTES DUE 2007

4(e)[13]	INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007.
(BNY MIDWEST TRUST COMPANY IS THE SUCCESSOR TO HARRIS TRUST AND SAVINGS BANK) PURSUANT TO ITEM 601(b)(4)(iii) OF REGULATION S-K, THE REGISTRANT AGREES TO FURNISH TO THE COMMISSION ON REQUEST COPIES OF ALL OTHER INSTRUMENTS RELATING TO THE 7.75% SENIOR NOTES

Part IV (continued)

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(c)   Index of Exhibits (continued)

Exhibit No.	Description

10(a)[1]	THE VALSPAR CORPORATION KEY EMPLOYEES’ SUPPLEMENTARY RETIREMENT PLAN**

10(b)[11]	THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN - AS AMENDED TO AND INCLUDING DECEMBER 11, 2002**

10(c)[2]	THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

10(d)[6]	THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN - AS AMENDED TO AND INCLUDING OCTOBER 20, 1999**

10(e)[11]	THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - AS AMENDED TO AND INCLUDING DECEMBER 11, 2001**

10(f)[5]	THE VALSPAR CORPORATION ANNUAL BONUS PLAN - AS AMENDED AUGUST 19, 1997**

10(g)[3]	THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

10(h)[12]	THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

10(i)[12]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA**

10(j)[12]	THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM**

10(k)[8]	CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY’S NAMED EXECUTIVES

10(1)*	SEPARATION AGREEMENT AND RELEASE OF CLAIMS DATED DECEMBER 5, 2003 BETWEEN JOHN M. BALLBACH AND THE REGISTRANT

Part IV (continued)

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(c)   Index of Exhibits (continued)

Exhibit No.	Description

10(m)[10]	FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

13*	2003 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

14*	Code of Ethics and Business Conduct

21*	Subsidiaries of the Registrant

23(a)*	Consent of Independent Auditors - Ernst & Young LLP

31(a)*	Section 302 Certification of the Chief Executive Officer

31(b)*	Section 302 Certification of the Chief Financial Officer

32(a)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

1	As filed with Form 10-K for the period ended October 31, 1981.

2	As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

3	As filed with Form 10-K for the period ended October 30, 1992.

4	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

5	As filed with Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

Part IV (continued)

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(c)   Index of Exhibits (continued)

Exhibit No.	Description

6	As filed with Form 10-K for the period ended October 29, 1999.

7	Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

8	Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

9	Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

10	As filed with Form 10-K for the period ended October 27, 2000; amendment filed with Form 10-K for the period ended October 26, 2001.

11	As filed with Form 10-K for the period ended October 26, 2001, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

12	As filed with Form 10-K for the period ended October 25, 2002.

13	This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

*	As filed with this Form 10-K.

**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

Portions of the 2003 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d) See page F-1 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/Rolf Engh 1/22/04
Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Richard M. Rompala 1/22/04	/s/Susan S. Boren 1/22/04
Richard M. Rompala, Director	Susan S. Boren, Director
Chairman and Chief Executive Officer (principal executive officer)
/s/Jeffrey H. Curler 1/22/04
/s/Paul C. Reyelts 1/22/04 Paul C. Reyelts, Senior Vice President,	Jeffrey H. Curler, Director
Finance and Chief Financial Officer
(principal financial officer)
Charles W. Galliard, Director
/s/Lori A. Walker 1/22/04
Lori A. Walker, Vice President and Controller (principal accounting officer)	/s/Mae C. Jemison 1/22/04
Mae C. Jemison, Director

/s/Thomas R. McBurney 1/22/04 Thomas R. McBurney, Director

Gregory R. Palen, Director

/s/Lawrence Perlman 1/22/04
Lawrence Perlman, Director

/s/Edward B. Pollak 1/22/04
Edward B. Pollak, Director

/s/Michael P. Sullivan 1/22/04
Michael P. Sullivan, Director

/s/Richard L. White 1/22/04
Richard L. White, Director

The Valspar Corporation

Form 10-K - Item 15(a)(1) and (2) and Item 15(d)

Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of The Valspar Corporation and subsidiaries are included herein.

Page
Financial Statements:
Consolidated Balance Sheets - October 31, 2003 and October 25, 2002	F-2
Consolidated Statements of Income - Years ended October 31, 2003,
October 25, 2002 and October 26, 2001	F-3
Consolidated Statements of Changes in Stockholders’ Equity - Years
ended October 31, 2003, October 25, 2002 and October 26, 2001	F-4
Consolidated Statements of Cash Flows -Years ended October 31, 2003,
October 25, 2002 and October 26, 2001	F-5
Notes to Consolidated Financial Statements	F-6 thru F-24
Selected Quarterly Financial Data (Unaudited)	F-24
Report of Independent Auditors	F-25

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

        Years ended October 31, 2003, October 25, 2002 and October 26, 2001

Schedule		Page
II	Valuation and Qualifying Accounts and Reserves	F-26

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

		October 31, 2003	October 25, 2002

ASSETS

Current Assets	Cash and cash equivalents	$41,589	$22,715
	Accounts and notes receivable, less allowances for doubtful accounts (2003 - $16,140; 2002 - $17,013)	385,178	368,134
	Inventories	192,251	200,645
	Deferred income taxes	38,396	30,498
	Prepaid expenses and other accounts	81,417	79,796

	Total Current Assets	738,831	701,788
Goodwill		961,915	938,759
Intangibles, net		287,133	291,596
Other Assets		73,843	69,945
Long-Term Deferred Income Taxes		20,583	14,989
Property, Plant and Equipment	Land	34,350	33,690
	Buildings	213,377	209,113
	Machinery and equipment	478,197	409,361

		725,924	652,164
	Less accumulated depreciation	311,705	249,689

	Net Property, Plant and Equipment	414,219	402,475

	Total Assets	$2,496,524	$2,419,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities	Notes payable to banks	$26,200	$40,031
	Trade accounts payable	202,713	197,047
	Income taxes	48,458	20,998
	Accrued liabilities	253,165	240,107
	Current portion of long-term debt	527	548
	Total Current Liabilities	531,063	498,731

Long-Term Debt, net of current
portion		749,199	885,819
Deferred Income Taxes		187,280	180,592
Deferred Liabilities		159,665	117,157

	Total Liabilities	1,627,207	1,682,299
Stockholders’ Equity	Common stock (par value $.50 per share; shares authorized 250,000,000; shares issued, including shares in treasury, 60,221,312)	30,110	30,110
	Additional paid-in capital	250,400	230,163
	Retained earnings	697,231	614,964
	Other	(5,735)	(29,919)

		972,006	845,318
	Less cost of common stock in treasury
	(2003 - 9,490,462 shares;
	2002 - 10,117,299 shares)	102,689	108,065

	Total Stockholders’ Equity	869,317	737,253

	Total Liabilities and Stockholders’ Equity	$2,496,524	$2,419,552

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share amounts)

For the Year Ended	October 31, 2003	October 25, 2002	October 26, 2001

Net Sales	$2,247,926	$2,126,853	$1,920,970
Cost and Expenses
Cost of sales	1,542,144	1,430,184	1,346,934
Research and development	69,667	65,924	58,105
Selling and administrative	404,149	376,277	303,796
Amortization expense	4,463	4,863	29,283
Restructuring	—	—	21,930

Income from Operations	227,503	249,605	160,922
Other expense/(income), net	186	2,346	(2,787)
Interest expense	45,843	48,711	72,559

Income before Income Taxes	181,474	198,548	91,150
Income taxes	68,960	78,427	39,650

Net Income	$112,514	$120,121	$51,500
Net Income Per Common Share – Basic	$2.23	$2.41	$1.12
Net Income Per Common Share – Diluted	$2.17	$2.34	$1.10
See Notes to Consolidated Financial Statements.

STATEMENT OF CHANGES IN EQUITY

(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

Balance October 27, 2000	$26,660	$34,267	$490,860	$(113,910)	$(306)	$437,571
Net income	—	—	51,500	—	—	51,500
Foreign currency translation	—	—	—	—	(1,245)	(1,245)

Comprehensive income						$50,255

Common stock issuance and sale of 6,900,000 shares	3,450	181,239	—	—	—	184,689
Common stock options exercised of 130,364 shares	—	918	—	1,225	—	2,143
Cash dividends on common stock – $.54 per share	—	—	(24,856)	—	—	(24,856)
Other	—	332	5,301	(870)	—	4,763

Balance October 26, 2001	$30,110	$216,756	$522,805	$(113,555)	$(1,551)	$654,565

Net income	—	—	120,121	—	—	120,121
Foreign currency translation	—	—	—	—	(7,045)	(7,045)
Minimum pension liability adjustment,
net of tax of $13,790	—	—	—	—	(21,120)	(21,120)
Net unrealized loss on financial instruments,
net of tax of $1,199	—	—	—	—	(1,837)	(1,837)

Comprehensive income						$90,119

Restricted stock granted for 246,188 shares	—	7,227	—	2,672	—	9,899
Common stock options exercised of 414,015 shares	—	6,395	—	4,398	—	10,793
Cash dividends on common stock – $0.56 per share	—	—	(27,962)	—	—	(27,962)
Other	—	(215)	—	(1,580)	1,634	(161)
Balance October 25, 2002	$30,110	$230,163	$614,964	$(108,065)	$(29,919)	$737,253

Net income	—	—	112,514	—	—	112,514
Foreign currency translation	—	—	—	—	33,116	33,116
Minimum pension liability adjustment,
net of tax of $7,525	—	—	—	—	(12,278)	(12,278)
Net unrealized gain on financial instruments,
net of tax of $1,629	—	—	—	—	2,658	2,658
Comprehensive income						$136,010

Restricted stock granted of 102,641 shares	—	3,491	—	1,098		4,589
Common stock options exercised of 578,195 shares	—	16,746	—	4,278	—	21,024
Cash dividends on common stock – $.60 per share	—	—	(30,247)	—	—	(30,247)
Other	—	—	—	—	688	688

Balance October 31, 2003	$30,110	$250,400	$697,231	$(102,689)	$(5,735)	$869,317

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended	October 31, 2003	October 25, 2002	October 26, 2001

Operating Activities	Net income	$112,514	$120,121	$51,500

	Adjustments to reconcile net income to net cash provided by operating activities:
	Restructuring charge	—	—	39,300
	Depreciation	51,159	46,280	43,767
	Amortization	4,463	4,863	29,283
	Deferred income taxes	(6,804)	9,600	15,055
	Loss/(gain) on sales or abandonment of
	property, plant and equipment	1,803	1,428	(3,512)
	Gain on sales of investments	—	—	(736)
	Changes in certain assets and liabilities, net of effects of acquired businesses:
	Decrease (increase) in accounts and notes receivable	(437)	(19,941)	20,214
	Decrease (increase) in inventories
	and other assets	16,095	(21,658)	10,108
	Increase (decrease) in trade accounts
	payable and accrued liabilities	9,339	68,052	(26,989)
	Increase (decrease) in income taxes
	payable	29,795	(2,489)	8,293
	Increase (decrease) in other deferred
	liabilities	25,914	2,891	6,048
	Other	6,221	6,095	5,278
	Net Cash Provided by Operating Activities	250,062	215,242	197,609

Investing Activities	Purchases of property, plant and equipment	(51,042)	(44,698)	(36,200)
	Acquired businesses, net of cash	—	(22,870)	(830,664)
	Divested businesses/assets	1,370	8,226	22,430
	Net Cash Used in Investing Activities	(49,672)	(59,342)	(844,434)

Financing Activities	Net proceeds from (payments on) borrowings	(168,072)	(136,155)	484,053
	Proceeds from sales of treasury stock	16,803	10,793	2,143
	Proceeds from equity offering	—	—	184,689
	Dividends paid	(30,247)	(27,962)	(24,856)
	Net Cash provided by/(used in) financing activities	(181,516)	(153,324)	646,029

	(Decrease)/increase in cash and cash equivalents	18,874	2,576	(796)

Cash and Cash Equivalents at Beginning of Year		22,715	20,139	20,935

Cash and Cash Equivalents at End of Year		$41,589	$22,715	$20,139

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Valspar Corporation • Years Ended October 2003, 2002 and 2001
(Dollars in thousands except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal year 2003 includes 53 weeks. All other years presented include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in which the Company has a 20 to 50 percent interest and where the Company does not have management control are accounted for using the equity method.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition: Other than long-term warranty programs, revenue from sales is recognized upon product shipment and passage of title to the customer. Discounts provided to customers at the point of sale are recognized as a reduction in sales as the products are sold. For long-term warranty programs, revenue is recognized in accordance with GAAP under the deferral method. Under this method revenue is recognized based on the ratio of costs incurred, which includes direct program costs and claims expense, to estimated total costs at program completion. This method is based on historical claims data determined on an actuarial basis. Adjustments in estimated costs are reflected in earnings in the current period. Anticipated losses on programs in progress are charged to earnings when identified.

Allowance for Doubtful Accounts: The Company estimates the allowance for doubtful accounts by analyzing accounts receivable by age and applying the historical write-off rates over the past five year period. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

Cash Equivalents: The Company considers all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. The Company’s domestic inventories are recorded on the last-in, first-out (LIFO) method. The remaining inventories are recorded using the first-in, first-out (FIFO) method.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Expenditures that improve or extend the life of the respective assets are capitalized, while maintenance and repairs are expensed as incurred. Provision for depreciation of property is made by charges to operations at rates calculated to amortize the cost of the property over its useful life (twenty years for buildings; three to ten years for machinery and equipment) primarily using the straight-line method.

Impairment of Long-Lived Assets: The Company evaluates long-lived assets, including intangible assets with finite lives, in compliance with Statement of Financial Accounting Standards 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets”. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

Goodwill and Indefinite-Lived Intangible Assets: Indefinite-lived intangible assets, including goodwill, are carried at cost. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 142 (SFAS 142) “Goodwill and Other Intangible Assets.” SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives using the straight-line method (6 to 40 years). Management reviews goodwill and indefinite-lived intangible assets for impairment annually on the first day of the fourth quarter, or more frequently if a change in circumstances or occurrence of events suggests the remaining value may not be recoverable. The test for impairment of goodwill and indefinite-lived intangible assets requires management to make estimates about fair value, most of which are based on projected future cash flows. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. Management completed its annual impairment tests in the fourth quarter of fiscal 2003 and determined that goodwill and intangible assets with indefinite useful lives were not impaired.

Stock-based Compensation: In December 2002, FASB issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternate methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS 148 requires expanded and more prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

The Company has stock-based employee compensation plans comprised primarily of fixed stock options. The Company has not adopted the fair value method under SFAS 123 to expense stock options, but continues to apply Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, for measurement and recognition of stock-based transactions with employees. Accordingly, no compensation expense has been recorded for options granted under the stock option plans as the exercise price equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the stock option plans been determined based on the fair value at the date of grant, consistent with the provisions of SFAS 123, the Company’s net income and earnings per share would have been reported as follows:

	2003	2002	2001
Net earnings, as reported	$112,514	$120,121	$51,500

Add: Stock-based employee
Compensation expense included
in reported net Income,
net of related tax effects	—	3,750	—
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method for
all awards, net of related
tax effects	7,478	12,316	6,175

Pro forma net income	105,036	111,555	45,325

Earnings per share:

Basic – as reported	2.23	2.41	1.12

Basic – pro forma	2.08	2.24	0.98

Diluted – as reported	2.17	2.34	1.10

Diluted – pro forma	2.02	2.17	0.97

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected dividend yield	1.5%	1.5%	1.5%
Expected stock price volatility	25.2%	33.2%	29.8%
Risk-free interest rate	3.6%	2.9%	4.2%
Expected life of options	6 years	6 years	6 years

The weighted average fair value for options granted during 2003, 2002 and 2001 is $10.83, $10.67, and $11.05 per share, respectively.

Contingent Liabilities: The Company is involved in various claims relating to environmental and waste disposal matters at a number of current and former plant sites. The Company engages or participates in remedial and other environmental compliance activities at certain of these sites. At other sites, the Company has been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. The Company’s management reviews each individual site, considering the number of parties involved, the level of potential liability or contribution of the Company relative to the other parties, the nature and magnitude of the wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the remediation or other clean-up costs and related claims for each site. The estimates are based in part on discussions with other PRPs, governmental agencies and engineering firms.

The Company accrues appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually and in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

The Company, along with other companies, is a defendant in several legal proceedings and claims brought against companies who are alleged to have manufactured and sold paint containing lead pigment. The Company believes that the litigation is without merit and is vigorously defending these matters. It is possible that additional lawsuits or claims could be brought against the Company. At this time, management cannot estimate the scope or amount of potential costs or liabilities relating to these matters. However, based on the outcome of such matters to date, and other factors, management does not believe there is a reasonable possibility that the costs and liabilities of such matters will have a material adverse effect on the Company’s financial condition or results of operations.

Foreign Currency: Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is recorded as a component of stockholders’ equity. Gains and losses from foreign currency transactions are included in other expense/(income), net.

Net Income Per Share: The following table reflects the components of common shares outstanding for the three most recent fiscal years in accordance with SFAS 128:

	2003	2002	2001
Weighted-average common
shares outstanding-basic	50,435,929	49,892,689	46,062,459
Dilutive effect of stock options	1,488,351	1,477,720	595,296

Equivalent average common
shares outstanding-diluted	51,924,280	51,370,409	46,657,755

Under the provisions of SFAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 37,850, 53,687 and 3,025,335 related to the Company’s outstanding stock options and restricted stock grants were excluded from the computation of diluted earnings per share for 2003, 2002 and 2001, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments: All financial instruments are held for purposes other than trading. See Note 7 to the Consolidated Financial Statements for additional information.

Comprehensive Income:

	Year ended October 31, 2003	Year ended October 25, 2002	Year ended October 26, 2001

Foreign currency translation	$27,549	$(5,567)	$(1,551)
Minimum pension liability	(33,398)	(21,120)	—
Net unrealized gain (loss)
on financial instruments	821	(1,837)	—
Other	(707)	(1,395)	—

Accumulated other
comprehensive income (loss)	(5,735)	(29,919)	(1,551)

Research and Development: Research and development is expensed as incurred.

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

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

Effective November 30, 2001, the Company acquired the coil, spray-applied door, and rigid packaging coatings businesses of Technical Coatings Co., a subsidiary of Benjamin Moore and Co. Revenues for these businesses were $25,000 in 2001. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

Effective July 31, 2001, the Company acquired the Packaging Coatings business of Coates Brothers in Singapore, Malaysia, Indonesia and Thailand. Revenues for these businesses were $7,000 in 2000. This acquisition significantly strengthens the Company’s presence in the Southeast Asian packaging coatings market. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

Effective December 20, 2000, the Company acquired all outstanding Class A and Class B stock of Lilly Industries, Inc. for $31.75 per share in cash. Total consideration paid was approximately $1,036,000, including the assumption of debt of approximately $218,000. Lilly Industries was one of the five largest industrial coatings and specialty chemicals manufacturers in North America, with reported net sales of $656,200 for the year ended November 30, 1999, and $669,700 for the year ended November 30, 2000. Lilly Industries formulated, manufactured and marketed industrial coatings and specialty chemicals to original equipment manufacturers for products such as home and office furniture, cabinets, appliances, building products, transportation, agricultural and construction equipment. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition.

The following unaudited pro forma combined summary statement of income information for the year ended October 26, 2001 was prepared in accordance with SFAS 141 “Business Combinations” and assumes the acquisition had occurred at the beginning of the period in which the acquisition was consummated. The following pro forma data reflect adjustments for interest expense and excludes amortization of goodwill in accordance with SFAS 142. The unaudited pro forma financial information is provided for informational purposes only and does not purport to be indicative of the future results of the Company.

Unaudited Pro Forma Consolidated Statement of Income

Year ended October 26, 2001

Net sales	$2,018,468
Net income	68,292
Net income per share-basic	1.48
Net income per share-diluted	1.46

During the first quarter of fiscal 2001, the Company completed the sale of its existing Mirror Coatings business as a condition of Federal Trade Commission approval for the Lilly Industries acquisition. This product line had revenues of approximately $12,000 for the year ended October 27, 2000. The pro forma results of operations for this divestiture have not been presented, as the impact on reported results is not material.

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

NOTE 3 – RESTRUCTURING

In September 2001, the Company’s Board of Directors approved and the Company initiated actions to eliminate redundant facilities and functions resulting from the Lilly Industries acquisition in order to accelerate performance improvement. These actions resulted in the Company recording aggregate pre-tax charges of $39,300. The charges include $21,930 classified as restructuring and $17,370 of inventory and other asset write-downs classified in cost of sales. Of the $39,300 total, $8,384 related to employee termination benefits, $2,049 related to exit and termination costs, $11,497 related to recording assets to be disposed of at fair value, and $17,370 related to inventory and other asset write-downs. As of October 31, 2003, the Company had paid or incurred all of the $39,300 restructuring costs.

These plans contemplated a workforce reduction of worldwide headcount of 350 or five percent. As of October 31, 2003, all of the 350 terminations had occurred and all of the location closures/consolidations had occurred.

NOTE 4 – INVENTORIES

The major classes of inventories consist of the following:

	2003	2002
Manufactured products	$115,091	$123,274

Raw Materials, supplies and work-in-process	77,160	77,371

	$192,251	$200,645

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $119,269 at October 31, 2003 and $129,341 at October 25, 2002, approximately $30,295 and $24,523 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 5 – TRADE ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Trade accounts payable include $18,929 and $41,082 of issued checks which had not cleared the Company’s bank accounts as of October 31, 2003 and October 25, 2002, respectively.

Accrued liabilities include the following:

	2003	2002
Employee compensation	$82,599	$81,344
Uninsured loss reserves	46,250	43,941
Customer volume rebates and incentives	54,707	48,748
Contribution to employees’ retirement trusts	8,921	11,135
Restructuring	—	1,599
Interest	13,865	14,170
Taxes, insurance, professional fees and services	12,247	14,820
Advertising and promotions	13,579	8,449
Other	20,997	15,901
Total	$253,165	$240,107

NOTE 6 — LONG-TERM DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2003	2002
Notes to banks
(1.86% – 5.65% at October 31, 2003)	$286,672	$420,524

Senior notes
(6.00% – 7.75% at October 26, 2001
payable in 2007 and 2008)	450,000	450,000

Industrial development bonds
(1.02 – 1.12% at October 31, 2003
primarily payable in 2014 and 2015)	12,555	14,887

Obligations under capital lease
(7.5% at October 31, 2003 payable
through 2004)	499	956

	$749,726	$886,367
Less current maturities	(527)	(548)

	$749,199	$885,819

The Company has a five-year $1,000,000 unsecured committed revolving multi-currency credit facility with a syndicate of banks maturing on November 17, 2005. Under this facility, the Company can borrow at optional interest rates of prime or IBOR-based rates. Included in the $1,000,000 credit facility are notes to banks totaling $284,074 at October 31, 2003 and $417,945 at October 25, 2002. The maturities of the remaining long-term debt are as follows: 2004 — $527; 2005 — $27; 2006 — $0; 2007 — $350,000; 2008 — $100,000 and $15,098 thereafter. The revolving credit loan facility contains covenants that require the Company to maintain certain financial ratios. The Company is in compliance with these covenants as of October 31, 2003. The fair market value of the senior notes as of October 31, 2003 is approximately $490,000.

Under other short-term bank lines of credit around the world, the Company may borrow up to $176,770 on such terms as the Company and the banks may mutually agree. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual rate of 3.57% in 2003 and 3.50% in 2002.

The Company had unused lines of credit under the short-term bank lines and revolving credit facility of $866,496 at October 31, 2003 and $646,562 at October 25, 2002.

As discussed in Note 7, the Company also entered into various interest-rate swap agreements to modify the interest characteristics of the revolving multi-currency credit facility and the Senior Notes so that the interest associated with these debt instruments effectively becomes fixed or variable, respectively.

Interest paid during 2003, 2002 and 2001 was $45,592, $36,825 and $67,660, respectively.

NOTE 7 – FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used to hedge the impact of currency fluctuations primarily on intercompany transactions.

The Company also holds interest rate swaps used to manage the interest rate risk associated with its borrowings and to manage the Company’s mix of fixed and variable rate debt. The interest rate swap contracts are reflected at fair value in the consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. Credit risk is only applicable to gains on derivatives.

At October 31, 2003, the Company had $100,000 notional amount interest rate swap contracts designated as cash flow hedges to pay fixed rates of interest and receive variable rates of interest based on LIBOR; these contracts will mature during fiscal 2004. The Company also had a $100,000 notional amount forward starting interest rate swap, which will begin during fiscal 2004 and mature during fiscal 2008 to pay fixed rates of interest and receive variable rates of interest based on LIBOR. At October 31, 2003, the Company also had a $100,000 notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

NOTE 8 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

In November 2002, the FASB issued Interpretation 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

The Company sells extended furniture protection plans and offers warranties for certain of its products. These items are required to be disclosed in periodic financial statements under the interpretation. For the furniture protection plans, revenue is deferred over the contract period, generally five years, and is recognized based on the ratio of costs incurred to estimated total costs at program completion. For product warranties, the Company estimates the costs that may be incurred under these warranties based on historical claim data and records a liability in the amount of such costs at the time revenue is recognized. The Company periodically assesses the adequacy of these recorded amounts and adjusts as necessary. Anticipated losses on programs in progress are charged to earnings when identified.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimatable. Extended warranty contracts entered into by the Company have fixed prices established and, to the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, the resulting gross margin would be negatively affected in future quarters when the Company revises its estimates. The Company’s practice is to revise estimates as soon as such changes in estimates become known.

Changes in the recorded amounts, both short and long-term, during the period are as follows (in thousands):

Balance, October 25, 2002	$53,026

Additional accrual made during the period	63,521
Payments made during the period	(34,419)
Balance, October 31, 2003	$82,128

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Effective October 27, 2001, the Company adopted SFAS 142, which requires goodwill and intangible assets with indefinite lives be tested for impairment at the reporting unit level at adoption and at least annually thereafter. An impairment charge is recognized only when the calculated fair value of a reporting unit, including goodwill, is less than its carrying amount.

As required by SFAS 142, the Company continues to amortize intangibles with finite lives. Included in intangible assets are patents, trademarks, trade names, customer lists and technology. A reconciliation of reported net income adjusted to reflect the adoption of SFAS 142 is provided below:

	Year ended October 31, 2003	Year ended October 25, 2002	Year ended October 26, 2001
Reported net income	$112,514	$120,121	$51,500

Add-back goodwill and
indefinite lived intangible
asset amortization,
net of tax	—	—	$18,819

Adjusted net income	$112,514	$120,121	$70,319

Reported basic earnings
per share	$2.23	$2.41	$1.12

Add-back goodwill and
indefinite lived intangible
asset amortization	—	—	$0.40

Adjusted basic earnings
per share	$2.23	$2.41	$1.52

Reported diluted
earnings per share	$2.17	$2.34	$1.10

Add-back goodwill and
indefinite lived intangible
asset amortization	—	—	$0.40

Adjusted diluted earnings
per share	$2.17	$2.34	$1.50

The changes in the carrying amount of goodwill and intangible assets for the fiscal year ended October 31, 2003 are as follows:

Balance as of October 25, 2002	$938,759

Goodwill acquired during the period	—
Currency translation	23,156

Balance as of October 31, 2003	$961,915

Information regarding the Company’s other intangible assets is as follows:

As of October 31, 2003	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net

Customer Lists	40 years	$134,279	$(13,228)	$121,051
Technology	Indefinite	111,762	—	111,762
Trademarks	Indefinite	47,851	—	47,851
Other	10 years	10,897	(4,428)	6,469

		$304,789	$(17,656)	$287,133

As of October 25, 2002

Customer Lists	40 years	$134,279	$(9,908)	$124,371
Technology	Indefinite	111,762	—	111,762
Trademarks	Indefinite	47,851	—	47,851
Other	10 years	10,897	(3,285)	7,612

		$304,789	$(13,193)	$291,596

Amortization lives are based on managements estimates, using independent appraisals, for a majority of the other intangible assets. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the Customer List and Other categories are 39 years and 6 years, respectively.

Total amortization expense was $4,463 and $4,863 in 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangibles assets as of October 31, 2003 is expected to be approximately $4,500 annually.

NOTE 10 – STOCK PLANS

Stock Options: Under the Company’s Stock Option Plan, options for the purchase of up to 10,000,000 shares of common stock may be granted to officers, employees, and non-employee directors. Options are issued at market value at the date of grant and are exercisable in full or in part over a prescribed period of time.

Stock option activity for the three years ended October 31, 2003 is summarized as follows:

	Shares Reserved	Options Outstanding	Weighted Average Exercise Price
October 27, 2000 Balance	2,586,612	3,519,482	$29.47
Shares reserved	3,010,000	—	—
Granted	(2,460,665)	2,428,825	32.16
Exercised	—	(130,364)	20.94
Canceled	170,035	(163,554)	35.92

October 26, 2001 Balance	3,305,982	5,654,389	$30.64
Shares reserved	—	—	—
Granted	(1,262,272)	1,009,099	41.23
Exercised	—	(414,015)	26.18
Canceled	63,505	(56,520)	33.97

October 25, 2002 Balance	2,107,215	6,192,953	$32.63
Shares reserved	2,000,000	—	—
Granted	(926,659)	812,508	47.79
Exercised	—	(578,195)	28.60
Canceled	93,040	(93,040)	35.02

October 31, 2003 Balance	3,273,596	6,334,226	34.91

Options outstanding at October 31, 2003 had an average remaining contractual life of 7.23 years. Options exercisable of 4,244,247 at October 31, 2003, 3,434,117 at October 25, 2002, and 2,395,331 at October 26, 2001 had weighted average exercise prices of $31.76, $29.70, and $26.32 respectively. The exercise price for options outstanding as of October 31, 2003 range from $14.81 to $47.88, with 413,273 shares outstanding in the $14.81 — $22.00 range, 1,764,294 shares outstanding in the $22.01 — $33.00 range and 4,156,659 shares outstanding in the $33.01 — $47.88 range.

Employee Stock Ownership Plans: Under the Company’s Employee Stock Ownership Plans, substantially all of the Company’s domestic employees are eligible to participate and may contribute up to 20% of their eligible compensation (up to 8% for Highly Compensated Employees) subject to Section 401 and 415 limits. The Company matches one-half of employee contributions, up to 3% of employees’ compensation. Based on the financial performance of the Company, there may be an additional 50% match, up to 3%. The Company’s contributions were $4,745, $7,348, and $4,328, for 2003, 2002, and 2001, respectively.

Key Employee Bonus Plan: In 1993, the Company established a Key Employee Bonus Plan for certain employees. Under the Plan, participants can elect to convert all or any portion of the cash bonus awarded under certain incentive bonus plans into a grant of restricted stock receivable three years from the date of grant.

Executive Retirement Plans: The Company has several qualified Supplemental Executive Retirement Plans (SERPs) to provide designated executives with retirement, death and disability benefits. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.

NOTE 11 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

Year Ended	2003	2002	2001
Domestic	$144,851	$167,455	$76,925
Foreign	36,623	31,093	14,225

	$181,474	$198,548	$91,150

Significant components of the provision for income taxes are as follows:

Year Ended	2003	2002	2001
Current
Federal	$52,736	$39,296	$14,558
State	5,529	2,709	(1,443)
Foreign	14,106	11,605	7,938

Total Current	72,371	53,610	21,053

Deferred
Federal	(5,907)	20,450	15,302
State	2,854	4,820	2,731
Foreign	(358)	(453)	564

Total Deferred	(3,411)	24,817	18,597

Total Income Taxes	$68,960	$78,427	$39,650

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2003	2002	2001
Deferred tax assets:
Product liability accruals	$8,269	$4,209	$9,372
Insurance accruals	2,975	3,457	3,392
Deferred compensation	10,605	10,193	12,526
Deferred revenue	20,376	12,452	—
Workers’ compensation accruals	2,555	2,309	2,141
Employee compensation accruals	5,298	4,873	2,693
Pension	6,099	4,365	(11,843)
Other	19,581	22,643	29,779

Total deferred tax assets	$75,758	$64,501	$48,060

Deferred tax liabilities:
Tax in excess of book depreciation	(41,189)	(44,149)	(33,510)
Amortization	(145,556)	(142,569)	(19,363)
Other	(17,314)	(12,888)	(14,652)

Total deferred tax liabilities	(204,059)	(199,606)	(67,525)

Net deferred tax liabilities	$(128,301)	$(135,105)	$(19,465)

A reconciliation of income tax computed at the U.S. Federal statutory tax rate to the effective income tax rate is as follows:

	2003	2002	2001
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Goodwill amortization	—	—	5.5%
State income taxes, net of federal
benefit	3.1%	3.0%	0.8%
Non-U.S. taxes	(0.7%)	(0.6%)	2.7%
Other	0.6%	2.1%	(0.5%)

	38.0%	39.5%	43.5%

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that the Company intends to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $121,023 at October 31, 2003. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, the Company will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2003, 2002 and 2001 were $42,026, $58,074 and $21,292, respectively.

NOTE 12 – LEASING ARRANGEMENTS

The Company has operating lease commitments outstanding at October 31, 2003, for plant and warehouse equipment, office and warehouse space and automobiles. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments
2004	$15,458
2005	12,425
2006	7,683
2007	1,286
2008	509
2009 and beyond	2,281

$39,642

Rent expense for operating leases was $18,956 in 2003, $17,761 in 2002 and $12,408 in 2001.

NOTE 13 – LITIGATION

The Company is involved in a variety of legal actions relating to personal injury, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. While the Company is unable to predict the ultimate outcome of these legal actions, it is the opinion of management that the disposition of these matters will not have a material adverse effect on the Company’s consolidated financial statements taken as a whole.

NOTE 14 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a Profit Sharing Plan for substantially all of its domestic employees. Under the Plan, the Company makes a contribution based on earnings growth as defined in the Plan up to a maximum of 10% of the aggregate compensation of eligible participants. Contributions to the Profit Sharing Plan totaled $12,767, $14,576, and $9,264, for 2003, 2002, and 2001 respectively.

The Company also sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The cost of the pension benefits is as follows:

Net Periodic Cost	2003	2002	2001
Service cost	$1,945	$1,869	$1,837
Interest cost	9,877	9,266	7,861
Expected return on plan assets	(12,170)	(12,461)	(12,774)
Amortization of transition asset obligation	(263)	(322)	(301)
Amortization of prior service cost	906	918	817
Recognized actuarial gain	1,423	600	(409)

Net-periodic benefit cost	1,718	(130)	(2,969)

The plans’ funded status is shown below, along with a description of how the status changed during the past two years. The benefit obligation is the projected benefit obligation—the actuarial present value, as of a date, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date.

Change in Benefit Obligation	2003	2002
Benefit obligation at beginning of year	$147,147	$143,008
Service cost	1,945	1,869
Interest cost	9,877	9,266
Plan participants’ contributions	215	99
Amendments	270	312
Actuarial loss	12,220	126
Benefits paid	(7,899)	(7,533)

Benefit obligation end of year	$163,775	$147,147

Change in Plan Assets:	2003	2002
Fair value of plan assets at beginning of year	$112,804	$134,031
Actual return on plan assets	5,620	(14,294)
Employer contributions	10,256	501
Plan participants’ contributions	215	99
Benefit payments	(7,899)	(7,533)

Fair value of plan assets at end of year	$120,996	$112,804

Funded Status	2003	2002
Funded status at end of year	$(42,779)	$(34,343)
Unrecognized transition asset	(357)	(779)
Unrecognized prior service cost	6,539	6,868
Unrecognized net loss	68,861	50,670

Net amount recognized in consolidated balance sheet	$32,264	$22,416

Amounts recognized in the consolidated balance sheets were as follows:

	2003	2002
Prepaid benefit cost	$36,787	$22,416
Additional minimum liability	(65,775)	(41,917)
Intangible asset	6,539	7,007
Accumulated other comprehensive loss	54,713	34,910

Net Amount recognized in statement of
financial position	$32,264	$22,416

The Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2003	2002
Projected benefit obligation	$163,775	$147,147
Accumulated benefit obligation	152,018	129,616
Fair value of plan assets	120,996	112,804

The actuarial assumptions were as follows:

	2003	2002
Discount rate	5.5%-6.5%	5.75%-7.0%
Expected return on plan assets	7.0%-9.0%	7.0%-9.0%
Average increase in compensation	2.0%-4.0%	2.0%-2.5%

In addition to the Company’s defined benefit pension plans, the Company sponsors a health care plan that provides post-retirement medical benefits for some of its executive employees. The Company’s policy is to fund these benefits as they are paid. The Company’s accrued post-retirement benefit liability recognized in the Company’s consolidated balance sheet was $6,403 and $5,935 at October 31, 2003 and October 25, 2002, respectively. Net periodic post-retirement expense was $1,533, $1,216, and $487 in 2003, 2002 and 2001, respectively.

The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.5% at October 31, 2003 and 7.0% at October 25, 2002. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 10% in 2003. A 1% change in the cost trend rate would not have a material effect on the accumulated post-retirement benefit obligation or net periodic post-retirement expense.

NOTE 15 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and based on the nature of the Company’s products, technology, manufacturing processes, customers, and regulatory environment, the Company has determined that it operates its business in two reportable segments: Paints and Coatings.

SFAS No. 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company evaluates the performance of operating segments and allocates resources based on profit or loss from operations before interest expense and taxes (EBIT).

The Paints segment includes the products from the Architectural, Automotive and Specialty (AAS) coatings product line. AAS products include interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols, and faux finishes for the do-it-yourself and professional markets in North America. Other AAS products include automotive refinish paints and high performance floor paints.

The Coatings segment includes the products from the Industrial and Packaging coatings product lines. Industrial coatings products include a broad range of decorative and protective coatings for metal, wood, plastic and glass. Packaging coatings products include both interior and exterior coatings used in rigid packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

The Company’s remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as composites (gelcoats and related products) and furniture protection plans. Also included within All Other are the administrative expenses of the Company’s corporate headquarters site. The Administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not associated with any operating segment. For additional information regarding the Company’s products, see the “Products” portion of the “Business” description in Part I, Item 1, of this Annual Report on Form 10-K.

In the following table, sales between segments are recorded at selling prices which are below market prices, generally intended to recover internal costs. Segment EBIT includes profit realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, goodwill and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1 — Significant Accounting Policies.

	2003	2002	2001
Net Sales:
Paints	690,506	640,516	557,116
Coatings	1,353,639	1,297,319	1,198,784
All Other	284,925	269,920	231,141
Intersegment Sales	(81,144)	(80,902)	(66,071)

Total Net Sales-External	2,247,926	2,126,853	1,920,970
EBIT:
Paints	107,581	101,627	66,280
Coatings	162,518	162,476	154,408
All Other	(42,782)	(16,844)	(56,979)

Total EBIT	227,317	247,259	163,709
Interest Expense	45,843	48,711	72,559

Income before Income Taxes	181,474	198,548	91,150
Depreciation and Amortization:
Paints	7,907	7,010	7,531
Coatings	29,595	27,270	25,273
All Other	18,120	16,863	40,246

Total Depreciation and Amortization	55,622	51,143	73,050
Identifiable Assets:
Paints	437,158	391,762	365,602
Coatings	1,108,328	1,109,590	1,003,650
All Other	951,038	918,200	856,818

Total Identifiable Assets	2,496,524	2,419,552	2,226,070
Capital Expenditures:
Paints	11,781	8,297	2,824
Coatings	25,463	24,700	24,134
All Other	13,798	11,701	9,242

Total Capital Expenditures	51,042	44,698	36,200

Geographic net sales are based on the country from which the customer was billed for the products sold. The United States is the largest country for customer sales. No single country outside the United States represents more than 10% of consolidated net sales. Long-lived assets include property, plant and equipment, intangibles and goodwill attributable to each country’s operations. No single country outside the United States represents more than 10% of consolidated long-lived assets. Net sales and long-lived assets by geographic region are as follows:

	2003	2002	2001

Net sales-External
United States	1,644,371	1,597,262	1,470,394
Outside United States	603,555	529,591	450,576

Total net sales-External	2,247,926	2,126,853	1,920,970

	2003	2002	2001

Long-lived assets:
United States	1,394,516	1,399,451	1,275,271
Outside United States	268,751	233,379	222,748

Total long-lived assets	1,663,267	1,632,830	1,498,019

The Company has one significant customer whose net sales ranged from 13% to 16.5% of total sales over the last three years.

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 31, 2003 and October 25, 2002:

	Net Sales	Gross Margin	Net Income	Net Income Per Share Diluted
2003 Quarter Ended:
January 24	$468,971	$143,648	$15,618	$.30
April 25	561,770	177,916	32,157.62
July 25	598,179	194,271	40,114.77
October 31	619,006	189,947	24,625.47

	$2,247,926	$705,782	$112,514	$2.17

2002 Quarter Ended:
January 25	$431,040	$131,700	$12,608	$.25
April 26	554,002	185,197	34,534.67
July 26	575,043	189,887	38,054.74
October 25	566,768	189,885	34,925.68

	$2,126,853	$696,669	$120,121	$2.34

In the fourth quarter of fiscal 2003, the Company recorded an after-tax earnings charge of $15,200 or $0.29 per share for estimated future claims expense associated with its furniture protection plans.

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Board of Directors and Stockholders

The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 31, 2003 and October 25, 2002 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended October 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 31, 2003 and October 25, 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 9 to the consolidated financial statements, effective October 27, 2001, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

Minneapolis, Minnesota
November 21, 2003

The Valspar Corporation

Schedule II – Valuation and Qualifying Accounts and Reserves

COL. A	COL. B	COL. C	COL. C	COL. D		COL. E

		Additions

Description	Balance at Beginning of Period	(1) Charged to Expense or (Income)	(2) Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts:

Year ended October 31, 2003	$17,013,000	$5,304,093		$6,273,393	(1)	$16,140,000
				(96,300	)(2)

Year ended October 25, 2002	10,212,000	14,222,873		7,757,724	(1)	17,013,000
				(335,851	)(2)

Year ended October 26, 2001	4,925,000	8,090,468	$1,722,000 (3)	4,714,694	(1)	10,212,000
				(189,226	)(2)

(1) Uncollectible accounts written off.

(2) Recoveries on accounts previously written off.

(3) Consists principally of amounts relating to businesses acquired.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

2(a)[4]	ACQUISITION AGREEMENT BETWEEN COATES BROTHERS PLC AND THE REGISTRANT MADE AND ENTERED INTO AS OF FEBRUARY 26, 1996, AS AMENDED BY AMENDMENT NO. 1 TO THE ACQUISITION AGREEMENT DATED
MAY 2, 1996 (PURSUANT TO RULE 24b-2, CERTAIN INFORMATION HAS BEEN DELETED AND FILED SEPARATELY WITH THE COMMISSION)

2(b)[9]	AGREEMENT AND PLAN OF MERGER BETWEEN LILLY INDUSTRIES, INC., VAL ACQUISITION CORP. (A WHOLLY-OWNED SUBSIDIARY OF THE REGISTRANT) AND THE REGISTRANT MADE AND ENTERED INTO AS OF JUNE 23, 2000

3(a)[5]	CERTIFICATE OF INCORPORATION - AS AMENDED TO AND INCLUDING JUNE 30, 1970, WITH FURTHER AMENDMENTS TO ARTICLE FOUR DATED FEBRUARY 29, 1984, FEBRUARY 25, 1986, FEBRUARY 26, 1992, FEBRUARY 26, 1997 AND MAY 22, 2003 AND TO ARTICLE ELEVEN DATED FEBRUARY 25, 1987

3(b)[5]	BY-LAWS - AS AMENDED TO AND INCLUDING OCTOBER 15, 1997

4(a)[7]	RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

4(b)[12]	INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(c)[12]	FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007
(JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(d)[12]	FORM OF REGISTRANT’S 6% NOTES DUE 2007

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

4(e)[13]	INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007.
(BNY MIDWEST TRUST COMPANY IS THE SUCCESSOR TO HARRIS TRUST AND SAVINGS BANK) PURSUANT TO ITEM 601(b)(4)(iii) OF REGULATION S-K, THE REGISTRANT AGREES TO FURNISH TO THE COMMISSION ON REQUEST COPIES OF ALL OTHER INSTRUMENTS RELATING TO THE 7.75% SENIOR NOTES

10(a)[1]	THE VALSPAR CORPORATION KEY EMPLOYEES’ SUPPLEMENTARY RETIREMENT PLAN**

10(b)[11]	THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN - AS AMENDED TO AND INCLUDING DECEMBER 11, 2002**

10(c)[2]	THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

10(d)[6]	THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN - AS AMENDED TO AND INCLUDING OCTOBER 20, 1999**

10(e)[11]	THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS - AS AMENDED TO AND INCLUDING DECEMBER 11, 2001**

10(f)[5]	THE VALSPAR CORPORATION ANNUAL BONUS PLAN - AS AMENDED AUGUST 19, 1997**

10(g)[3]	THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

10(h)[12]	THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

10(i)[12]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA**

10(j)[12]	THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM**

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

10(k)[8]	CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY’S NAMED EXECUTIVES

10(1)*	SEPARATION AGREEMENT AND RELEASE OF CLAIMS DATED DECEMBER 5, 2003 BETWEEN JOHN M. BALLBACH AND THE REGISTRANT

10(m)[10]	FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

13*	2003 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

14*	Code of Ethics and Business Conduct

21*	Subsidiaries of the Registrant

23(a)*	Consent of Independent Auditors - Ernst & Young LLP

31(a)*	Section 302 Certification of the Chief Executive Officer

31(b)*	Section 302 Certification of the Chief Financial Officer

32(a)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________

1	As filed with Form 10-K for the period ended October 31, 1981.

2	As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

3	As filed with Form 10-K for the period ended October 30, 1992.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

4	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

5	As filed with Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

6	As filed with Form 10-K for the period ended October 29, 1999.

7	Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

8	Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

9	Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

10	As filed with Form 10-K for the period ended October 27, 2000; amendment filed with Form 10-K for the period ended October 26, 2001.

11	As filed with Form 10-K for the period ended October 26, 2001, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

12	As filed with Form 10-K for the period ended October 25, 2002.

13	This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

*	As filed with this Form 10-K.

**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.