Form 10-Q
period 2004-01-30
VALSPAR CORP
filed 2004-03-15
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                      20549



                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934



For the Three Months                                          Commission File
Ended January 30, 2004                                        Number:  1-3011




                             THE VALSPAR CORPORATION
                             -----------------------

State of Incorporation:                                   IRS Employer ID No.:
      Delaware                                                36-2443580


                          Principal Executive Offices:

                             1101 Third Street South
                              Minneapolis, MN 55415

                         Telephone Number: 612/332-7371


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

As of February 27, 2004, The Valspar Corporation had 51,250,063 shares of common stock outstanding, excluding 8,971,249 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 30, 2004



PART I. FINANCIAL INFORMATION                                           Page No.
-----------------------------                                           --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - January 30, 2004,
           January 24, 2003 and October 31, 2003......................    2-3

         Condensed Consolidated Statements of Income - Three months
           ended January 30, 2004 and January 24, 2003................     4

         Condensed Consolidated Statements of Cash Flows - Three
           months ended January 30, 2004 and January 24, 2003.........     5

         Notes to Condensed Consolidated Financial Statements -
           January 30, 2004...........................................    6-10

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................   11-13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...     13

Item 4.  Controls and Procedures......................................     13

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings............................................     13

Item 6.   Exhibits and Reports on Form 8-K............................     14

SIGNATURES............................................................     14
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                              January 30,         January 24,         October 31,
                                                 2004                2003                2003
                                              -----------         -----------         -----------
                                              (Unaudited)         (Unaudited)           (Note)
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents                  $   38,854          $   26,967          $   41,589

   Accounts receivable less allowance
    (1/30/04 - $17,484; 1/24/03 - $16,058;
    10/31/03 - $16,140)                          390,852             352,917             385,178

   Inventories:
    Manufactured products                        130,897             137,124             115,091
    Raw materials, supplies and work-
      in-process                                  77,181              81,622              77,160
                                              ----------          ----------          ----------
                                                 208,078             218,746             192,251

   Deferred income taxes                          38,470              29,174              38,396

   Prepaid expenses and other                     74,216              78,367              81,417
                                              ----------          ----------          ----------

    TOTAL CURRENT ASSETS                         750,470             706,171             738,831

GOODWILL                                       1,004,445             946,476             961,915
INTANGIBLES, NET                                 286,027             292,202             287,133
OTHER ASSETS, NET                                 77,710              73,513              73,843
LONG-TERM DEFERRED INCOME TAX                     23,436              16,223              20,583

PROPERTY, PLANT AND EQUIPMENT                    750,745             667,581             725,924
  Less accumulated depreciation                 (328,573)           (264,662)           (311,705)
                                              ----------          ----------          ----------
                                                 422,172             402,919             414,219
                                              ----------          ----------          ----------

                                              $2,564,260          $2,437,504          $2,496,524
                                              ==========          ==========          ==========


NOTE: The Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                              January 30,         January 24,         October 31,
                                                 2004                2003                2003
                                              -----------         -----------         -----------
                                              (Unaudited)         (Unaudited)           (Note)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable to banks                       $ 76,400            $ 55,607            $ 26,200
   Trade accounts payable                        188,648             178,386             202,713
   Income taxes payable                           48,000              32,965              48,458
   Accrued liabilities                           211,162             220,281             253,692
                                              ----------          ----------          ----------

     TOTAL CURRENT LIABILITIES                   524,210             487,239             531,063

LONG-TERM DEBT                                   790,885             890,236             749,199

DEFERRED INCOME TAXES                            190,329             181,296             187,280

DEFERRED LIABILITIES                             161,846             118,977             159,665

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50;
   Authorized - 250,000,000 shares;
   Shares issued, including shares
   in treasury - 60,221,312)                      30,110              30,110              30,110

   Additional paid-in capital                    257,128             236,271             250,400

   Retained earnings                             706,418             623,072             697,231

   Other                                           2,709            (23,082)             (5,735)
                                              ----------          ----------          ----------
                                                 996,365             866,371             972,006
   Less cost of Common Stock in treasury
    (1/30/04 - 9,167,885 shares; 1/24/03 -
    9,859,050 shares; 10/31/03 - 9,490,462
    shares)                                       99,375             106,615             102,689
                                              ----------          ----------          ----------
                                                 896,990             759,756             869,317
                                              ----------          ----------          ----------

                                              $2,564,260          $2,437,504          $2,496,524
                                              ==========          ==========          ==========

NOTE: The Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                               -----------------------------
                                                January 30,     January 24,
                                                   2004            2003
                                                -----------     -----------

Net sales                                        $ 501,591       $ 468,971

  Cost of goods sold                               345,239         325,323
                                                ----------      ----------

Gross profit                                       156,352         143,648

  Research and development                          17,275          16,617

  Selling and administrative                        98,825          89,884
                                                ----------      ----------

Income from operations                              40,252          37,147

  Interest expense                                  10,390          11,817

  Other expense                                        207             140
                                                ----------      ----------

Income before income taxes                          29,655          25,190

Income taxes                                        11,269           9,572
                                                ----------      ----------

Net income                                       $  18,386       $  15,618
                                                ==========      ==========

Net income per common share - basic              $    0.36       $    0.31
                                                ==========      ==========
Net income per common share - diluted            $    0.35       $    0.30
                                                ==========      ==========

Average number of common shares
outstanding - basic                             50,874,763      50,205,519
                                               ===========     ===========
            - diluted                           52,602,010      51,558,029
                                               ===========     ===========

Dividends paid per common share                  $   0.180       $   0.150
                                               ===========     ===========

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                             -----------------------------
                                                                             January 30,       January 24,
                                                                                2004               2003
                                                                             -----------       -----------
OPERATING ACTIVITIES:
   Net income                                                                 $ 18,386          $ 15,618
   Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
       Depreciation                                                             13,265            11,692
       Amortization                                                              1,123             1,112
       Loss on asset divestiture                                                   123               783
           Changes in certain assets and liabilities, net of effects of acquired businesses:
           Decrease in accounts and notes receivable                            10,064            20,301
           Increase in inventories and other current assets                     (1,538)          (13,925)
           Decrease in trade accounts payable and accrued
              liabilities                                                      (66,363)          (44,581)
           (Decrease)/increase in income taxes payable                          (1,441)           11,843
           Increase (decrease) in other deferred liabilities                     3,008             1,196
       Other                                                                     1,614            (2,771)
                                                                              --------          --------

    Net Cash (Used In)/Provided By Operating Activities                        (21,759)            1,268

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                  (10,802)           (8,546)
   Net assets of businesses acquired                                           (43,685)               --
                                                                              --------          --------

    Net Cash Used In Investing Activities                                      (54,487)           (8,546)

FINANCING ACTIVITIES:
   Net proceeds from borrowings                                                 74,990            14,541
   Proceeds from sale of treasury stock                                          7,720             4,499
   Dividends paid                                                               (9,199)           (7,510)
                                                                              --------          --------

   Net Cash Provided by Financing Activities                                    73,511            11,530

(Decrease)/increase in Cash and Cash Equivalents                                (2,735)            4,252

Cash and Cash Equivalents at Beginning of Period                                41,589            22,715
                                                                              --------          --------

Cash and Cash Equivalents at End of Period                                    $ 38,854          $ 26,967
                                                                              ========          ========

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2004

NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 29, 2004.

The Condensed Consolidated Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 31, 2003.

NOTE 2:  ACCOUNTS PAYABLE
------

Trade accounts payable include $33.0 million at January 30, 2004, $18.9 million at October 30, 2003 and $38.5 million at January 24, 2003 of issued checks that had not cleared the Company's bank accounts.

NOTE 3:  ACQUISITIONS AND DIVESTITURES
------

In January 2004, the Company acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer's revenue for calendar year 2003 was approximately 39 million EUR ($50 million at current exchange rates). This transaction was accounted for as a purchase. Accordingly, the net assets have been included in the Company's balance sheet from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results was not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2004 - CONTINUED

NOTE 4:  OTHER COMPREHENSIVE INCOME
------

For the three months ended January 30, 2004 and January 24, 2003, the activity within the components of other comprehensive income, classified as a component of Other within Stockholders' Equity, was as follows:

  (dollars in thousands)                            Three Months Ended
                                            ------------------------------------
                                            January 30, 2004    January 24, 2003
                                            ----------------    ----------------
  Changes in Other Comprehensive
  Income:
     Foreign currency translation                $4,785            $8,583
     Deferred loss on hedging activities,         3,630               461
        net of tax
     Minimum pension liability, net of tax           --            (2,425)
                                                 ------           -------
  Total Other Comprehensive Income               $8,415            $6,619

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS
------

The carrying amount of goodwill for the quarter ended January 30, 2004 increased from the end of fiscal 2003 by $42.5 million to $1.0 billion. The majority of the increase is due to the De Beer acquisition ($35.6 million) and the remaining difference is attributable to foreign currency translation.

Total intangible amortization expense for the three months ended January 30, 2004 was $1.1 million, which is comparable to the prior year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 30, 2004 is expected to be approximately $4.5 million annually.

NOTE 6:  SEGMENT INFORMATION
------

In accordance with Statement of Financial Accounting Standards No. 131 (SFAS
131), "Disclosures about Segments of an Enterprise and Related Information," and based on the nature of the Company's products, technology, manufacturing processes, customers, and regulatory environment, the Company has determined that it operates its business in two reportable segments: Paints and Coatings.

SFAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company evaluates the performances of operating segments and allocates resources based on profit or loss from operations before interest expense and taxes.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2004 - CONTINUED

The Paints segment includes the products from the Architectural, Automotive and Specialty (AAS) product line. AAS products include interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols, and faux finishes for the do-it-yourself and professional markets in North America. Other AAS products include automotive refinish paints and high performance floor paints.

The Coatings segment includes the products from the Industrial and Packaging product lines. Industrial products include a broad range of decorative and protective coatings for metal, wood, plastic and glass. Packaging products include both interior and exterior coatings used in rigid packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

The Company's remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as composites (gelcoats and related products) and furniture protection plans. Also, included within All Other are the administrative expenses of the Company's corporate headquarters site. The Administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment operating profit includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

(dollars in thousands)                               Three Months Ended
                                            ------------------------------------
                                            January 30, 2004    January 24, 2003
                                            ----------------    ----------------
Net Sales:
     Paints                                     $144,935          $128,020
     Coatings                                    312,465           296,749
     All Other                                    62,192            61,652
     Less Intersegment sales                     (18,001)          (17,450)
                                                --------          --------

Total Net Sales                                 $501,591          $468,971
                                                ========          ========

Operating Profit
     Paints                                     $ 13,698          $ 10,918
     Coatings                                     36,589            30,763
     All Other                                   (10,242)           (4,674)
                                                --------          --------

Total Operating Profit                          $ 40,045          $ 37,007

Interest                                        $ 10,390          $ 11,817
                                                --------          --------

Income before Income Taxes                      $ 29,655          $ 25,190
                                                ========          ========

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2004 - CONTINUED

NOTE 7:  FINANCIAL INSTRUMENTS
------

The Company's involvement with derivative financial instruments is limited to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used primarily to hedge the impact of currency fluctuations on certain inter-company transactions.

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

At January 30, 2004, the Company had a $100 million notional amount interest rate swap contract designated as a cash flow hedge to pay fixed rates of interest and receive variable rates of interest based on three-month LIBOR. This contract started in this fiscal year and matures during fiscal 2008. Additionally, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on three-month LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

During the first quarter, the Company had $100 million notional amount interest rate swaps contracts mature.

NOTE 8:  GUARANTEES AND CONTRACTUAL OBLIGATIONS
------

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

         Balance, October 31, 2003                          $ 82,128
         Additional accrual made during the period            15,640
         Payments made during the period                     (11,506)
                                                            --------
         Balance, January 30, 2004                          $ 86,262
                                                            ========

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2004 - CONTINUED

NOTE 9:  STOCK PLANS
------

Under the Company's Stock Option Plans, options for the purchase of up to 10,000,000 shares of common stock may be granted to officers, employees, and non-employee directors. Options are issued at market value at the date of grant and are exercisable in full or in part over a prescribed period of time. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. No stock-based employee compensation is reflected in income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                       Three Months Ended
                                            -----------------------------------
                                            January 30, 2004   January 24, 2003
                                            ----------------   ----------------
Net income, as reported                          $18,386            $15,618
Add:  Stock-based employee compensation               --                 --
expense included in reported net
income, net of related tax effects.
Deduct: Total stock-based employee                 1,555              2,153
compensation expense determined under
fair value based method for all awards,
net of related tax effects
Pro forma net income                             $16,831            $13,465
                                                 =======            =======
Earnings per share:
     Basic - as reported                         $  0.36            $  0.31
                                                 =======            =======
     Basic - pro forma                           $  0.33            $  0.27
                                                 =======            =======
     Diluted - as reported                       $  0.35            $  0.30
                                                 =======            =======
     Diluted - pro forma                         $  0.32            $  0.26
                                                 =======            =======

NOTE 10:  RECLASSIFICATION
-------

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies: There were no material changes in the Company's critical accounting policies during the first quarter ended January 30, 2004.

Operations: Consolidated net sales increased 7.0 percent for the quarter to $501.6 million from $469.0 million in the prior year. Excluding the positive effect of foreign currency exchange, net sales increased 3.0 percent. Net sales of the Paints segment increased 13.2 percent to $144.9 million in the quarter compared to the prior year. The increase was largely attributable to favorable product mix changes in the Architectural product line, specifically large home improvement customers who continue to increase their market share of paint sales. Foreign currency exchange fluctuation had an immaterial effect on the reported results of the Paints segment. Net sales of the Coatings segment increased 5.3 percent to $312.5 million in the quarter compared to last year. Excluding the positive effect of foreign currency exchange, net sales for the Coatings segment increased approximately one percent. Due to the seasonal nature of the Company's business, sales for the first quarter are not necessarily indicative of sales for the full year.

Consolidated gross profit increased $12.7 million to $156.4 million in the first quarter of 2004. As a percent of consolidated net sales, consolidated gross profit during the first quarter of 2004 increased to 31.2 percent from 30.6 percent. The increase in gross margin is largely due to manufacturing efficiencies resulting from modest batch size and order volume increases in the Industrial product line.

Consolidated operating expenses (research and development, selling and administrative) increased 9.0 percent to $116.1 million (23.1 percent of consolidated net sales) in the first quarter of 2004 compared to $106.5 million (22.7 percent of consolidated net sales) in 2003. The increase in the first quarter was primarily driven by additional merchandising expenses related to new product line roll-outs within the Paints segment.

Operating profit increased $3.1 million or 8.4 percent from the prior year for the first quarter of 2004. Foreign currency exchange fluctuation had an immaterial effect on operating profit. Operating profit in the Paints segment increased 25.5 percent to $13.7 million in the quarter compared to the prior year. As a percent of net sales for the Paints segment, the Paints segment operating profit increased to 9.5 percent from 8.5 percent. The increase was largely attributable to higher Architectural sales volumes and related manufacturing efficiencies. Operating profit of the Coatings segment increased
18.9 percent to $36.6 million in the quarter compared to last year. As a percent of net sales for the Coatings segment, the Coatings segment operating profit increased to 11.7 percent from 10.4 percent. The increase resulted from manufacturing efficiencies within the Industrial product line and overall focused operating expense control. Excluding the positive effect of foreign currency exchange, operating profit for the Coatings segment increased approximately 15 percent. Due to the seasonal nature of the Company's business, operating profit for the first quarter is not necessarily indicative of operating profit for subsequent quarters or for the full year.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -CONTINUED

Interest expense decreased to $10.4 million in the first quarter of 2004 from $11.8 million in the first quarter of 2003. Lower interest rates combined with lower debt balances resulted in the decreases for the first quarter.

Net income in the first quarter of 2004 increased 17.7% to $18.4 million or $.35 per diluted share.

Financial Condition: The net cash used by the Company's operations was $21.8 million for the first three months of 2004, compared with net cash provided by operations of $1.3 million for the first three months of 2003. The use of cash for operations in the first three months of 2004 resulted primarily from a reduction in accrued liabilities. During the same period, $75.0 million in proceeds from bank borrowings were used to fund $10.8 million in capital expenditures, $12.0 million in tax payments, $9.2 million in dividend payments, and $43.7 million in acquired businesses.

Accounts receivable decreased $10.1 million as higher year-end balances resulting from fourth quarter sales were collected and sales volumes decreased. Accounts payable and accrued liabilities decreased $66.4 million primarily as a result of timing of payables and accrued liability disbursements.

Capital expenditures for property, plant and equipment were $10.8 million in the first three months of 2004, compared with $8.5 million in the first three months of 2003. The Company expects capital spending in 2003 to be in the range of $55 to $60 million.

The ratio of total debt to capital increased to 49.2 percent at the end of first quarter of 2004 compared to 47.2 percent at the close of fiscal 2003. The total debt to capital ratio as of January 24, 2003 was 55.5 percent. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company's fixed cash obligations during the three months ended January 30, 2004.

Off-Balance Sheet Financing: The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

disruptions in business resulting from theCompany's relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; changes in raw materials pricing and availability; changes in governmental regulation, including more stringent environmental, health, and safety regulations; the nature, cost, and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's foreign sales and results of operations are subject to the impact of foreign currency fluctuations. The Company has not hedged its exposure to translation gains and losses; however, it has reduced its exposure by borrowing funds in local currencies. A 10 percent adverse change in foreign currency rates would not have a material effect on the Company's results of operations or financial position.

The Company is also subject to interest rate risk. At January 30, 2004, approximately 48 percent of the Company's total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10 percent increase in interest rates from those in effect at the end of the first quarter would increase the Company's interest expense for the second quarter of 2004 by approximately $0.2 million.

ITEM 4: CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

During the period covered by this report, there were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 31, 2003.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               10(a) Term Loan Agreement Between the registrant and Credit Lyonnais New York Branch, dated February 9, 2004
               31.1    Section 302 Certification of the Chief Executive Officer
               31.2    Section 302 Certification of the Chief Financial Officer
               32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) During the three months ended January 30, 2004, a report on Form 8-K, dated November 24, 2003, was filed on November 24, 2003, under Item 12 - Results of Operations and Financial Information.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE VALSPAR CORPORATION


Date:  March 15, 2004                     By   /s/Rolf Engh
                                              ----------------------------------
                                                Rolf Engh
                                                Secretary


Date:  March 15, 2004                     By   /s/Paul C. Reyelts
                                              ----------------------------------
                                                Paul C. Reyelts
                                                Senior Vice President, Finance
                                                (Chief Financial Officer)