Form 10-Q
period 2004-04-30
VALSPAR CORP
filed 2004-06-14
CIK 102741

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months	Commission File
Ended April 30, 2004	Number: 1-3011

THE VALSPAR CORPORATION

State of Incorporation:	IRS Employer ID No.:
Delaware	36-2443580

Principal Executive Offices:

1101 Third Street South
Minneapolis, MN 55415

Telephone Number: 612/332-7371

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes    ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes    ☐ No

As of June 1, 2004, The Valspar Corporation had 51,313,392 shares of common stock outstanding, excluding 8,907,920 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	April 30, 2004	April 25, 2003	October 31, 2003
	(Unaudited)	(Unaudited)	(Note)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,560	$20,417	$41,589
Accounts receivable less allowance (4/30/04 –
$16,167; 4/25/03 – $14,051; 10/31/03 – $16,140)	445,175	400,141	385,178
Inventories:
Manufactured products	137,197	139,539	115,091
Raw materials, supplies and work-in-process	79,180	76,498	77,160

	216,377	216,037	192,251
Deferred income taxes	27,738	29,224	38,396
Prepaid expenses and other	80,350	70,155	81,417

TOTAL CURRENT ASSETS	811,200	735,974	738,831
GOODWILL	1,004,177	950,991	961,915
INTANGIBLES, NET	284,898	291,098	287,133
OTHER ASSETS, NET	83,337	73,865	73,843
LONG-TERM DEFERRED INCOME TAX	25,500	16,329	20,583
PROPERTY, PLANT AND EQUIPMENT	772,747	687,074	725,924
Less accumulated depreciation	(350,709)	(281,815)	(311,705)

	422,038	405,259	414,219

	$2,631,150	$2,473,516	$2,496,524

NOTE:   The Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS — CONTINUED
(DOLLARS IN THOUSANDS)

	April 30, 2004	April 25, 2003	October 31, 2003
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable to banks	$108,985	$49,095	$26,727
Trade accounts payable	234,810	190,160	202,713
Income taxes payable	51,560	43,840	48,458
Accrued liabilities	230,980	220,562	253,165

TOTAL CURRENT LIABILITIES	626,335	503,657	531,063
LONG-TERM DEBT	710,689	873,043	749,199
DEFERRED INCOME TAXES	187,853	181,628	187,280
DEFERRED LIABILITIES	167,582	119,781	159,665
STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 250,000,000 shares;
Shares issued, including shares
in treasury – 60,221,312)	30,110	30,110	30,110
Additional paid-in capital	261,204	240,084	250,400
Retained earnings	735,662	647,654	697,231
Other	9,995	(16,250)	(5,735)

	1,036,971	901,598	972,006
Less cost of Common Stock in treasury (4/30/04 –
8,922,459 shares; 4/25/03 – 9,784,310 shares;
10/31/03 – 9,490,462 shares)	98,280	106,191	102,689

	938,691	795,407	869,317

	$2,631,150	$2,473,516	$2,496,524

NOTE:   The Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 30, 2004	April 25, 2003	April 30, 2004	April 25, 2003
Net sales	$638,387	$561,770	$1,139,978	$1,030,741
Cost of goods sold	432,420	383,854	777,659	709,176

Gross Profit	205,967	177,916	362,319	321,565
Research and development	19,264	18,110	36,539	34,727
Selling and administration	112,848	96,156	211,673	186,040

Income from operations	73,855	63,650	114,107	100,798
Interest expense	10,590	11,508	20,980	23,325
Other (income)/expense – net	218	275	425	416

Income before income taxes	63,047	51,867	92,702	77,057
Income taxes	23,958	19,710	35,227	29,281

Net income	$39,089	$32,157	$57,475	$47,776

Net income per common share – basic	$0.76	$0.64	$1.13	$0.95

Net income per common share – diluted	$0.74	$0.62	$1.09	$0.92

Average number of common shares outstanding
– basic	51,223,114	50,386,741	51,053,938	50,297,951

– diluted	52,882,688	51,618,420	52,749,529	51,730,317

Dividends paid per common share	$0.180	$0.150	$0.360	$0.300

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 30, 2004	April 25, 2003
OPERATING ACTIVITIES:
Net income	$57,475	$47,776
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	26,994	24,431
Amortization	2,251	2,225
Loss on asset divestiture	494	783
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase) in accounts receivable	(44,756)	(23,899)
(Increase) in inventories and other current assets	(14,906)	(1,140)
Increase (decrease) in trade accounts payable and accrued
liabilities	644	(34,410)
Increase (decrease) in income taxes payable	2,185	25,035
Increase (decrease) in other deferred liabilities	9,691	426
Other	1,975	(1,978)

Net Cash Provided By Operating Activities	42,047	39,249
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(25,126)	(21,007)
Net assets of businesses acquired	(43,685)	—

Net Cash Used In Investing Activities	(68,811)	(21,007)
FINANCING ACTIVITIES:
Net proceeds from/(repayments of) borrowings	30,455	(12,275)
Proceeds from sale of treasury stock	15,324	6,804
Dividends paid	(19,044)	(15,069)

Net Cash Provided By/(Used In) Financing Activities	26,735	(20,540)
Decrease in Cash and Cash Equivalents	(29)	(2,298)
Cash and Cash Equivalents at Beginning of Period	41,589	22,715

Cash and Cash Equivalents at End of Period	$41,560	$20,417

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 29, 2004.

The Condensed Consolidated Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation’s annual report on Form 10-K for the year ended October 31, 2003.

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable include $35.2 million at April 30, 2004, $18.9 million at October 31, 2003 and $34.6 million at April 25, 2003 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:   ACQUISITIONS AND DIVESTITURES

In January 2004, the Company acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately 39 million Euros (approximately $50 million at time of acquisition). This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s balance sheet from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results was not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004 – CONTINUED

NOTE 4:   COMPREHENSIVE INCOME

For the three and six months ended April 30, 2004 and April 25, 2003, Comprehensive income was as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 30, 2004	April 25, 2003	April 30, 2004	April 25, 2003
Net Income	$39,089	$32,157	$57,475	$47,776
Foreign currency translation
adjustments	3,714	6,770	8,499	15,353
Changes in deferred gain (loss)
on hedging activities, net of tax	3,274	(170)	6,904	291
Minimum pension liability
adjustments, net of tax	—	—	—	(2,425)

Total Comprehensive Income	$46,077	$38,757	$72,878	$60,995

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended April 30, 2004 increased from the end of fiscal 2003 by $42.3 million to $1.0 billion. The majority of the increase is due to the De Beer acquisition ($35.6 million) and the remaining difference is attributable to foreign currency translation. The purchase price allocation is preliminary and is subject to change upon completion of the valuation.

Total intangible amortization expense for the six months ended April 30, 2004 was $2.3 million, which is comparable to the prior year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 30, 2004 is expected to be approximately $4.5 million annually.

NOTE 6:   SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” and based on the nature of the Company’s products, technology, manufacturing processes, customers, and regulatory environment, the Company has determined that it operates its business in two reportable segments: Paints and Coatings.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004 – CONTINUED

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

The Company’s remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as composites (gelcoats and related products) and furniture protection plans. Also, included within All Other are the administrative expenses of the Company’s corporate headquarters site. The Administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004 – CONTINUED

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment operating profit includes income realized on inter-segment sales. Comparative results for the three and six months ended April 30, 2004 and April 25, 2003 on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 30, 2004	April 25, 2003	April 30, 2004	April 25, 2003
Net Sales:
Paints	$223,796	$187,905	$368,731	$315,925
Coatings	356,217	321,537	668,681	618,286
All Other	82,488	72,491	144,681	134,143
Less Intersegment
sales	(24,114)	(20,163)	(42,115)	(37,613)

Total Net Sales	$638,387	$561,770	$1,139,978	$1,030,741

Operating Profit
Paints	$36,310	$32,457	$50,008	$43,376
Coatings	43,863	36,647	80,451	67,410
All Other	(6,536)	(5,729)	(16,777)	(10,404)

Total Operating Profit	$73,637	$63,375	$113,682	$100,382

Interest	$10,590	$11,508	$20,980	$23,325

Income before
Income Taxes	$63,047	$51,867	$92,702	$77,057

NOTE 7:   FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used primarily to hedge the impact of currency fluctuations on certain inter-company transactions.

The Company also holds interest rate swaps used to manage the interest rate risk associated with its borrowings. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004 – CONTINUED

At April 30, 2004, the Company had a $100 million notional amount interest rate swap contract designated as a cash flow hedge to pay fixed rates of interest and receive variable rates of interest based on three-month LIBOR. This contract started in this fiscal year and matures during fiscal 2008. Additionally, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on three-month LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

The Company currently does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

NOTE 8:   GUARANTEES AND CONTRACTUAL OBLIGATIONS

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

Balance, October 31, 2003	$82,128
Additional accrual made during the period	25,208
Payments made during the period	(16,535)

Balance, April 30, 2004	$90,801

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004 – CONTINUED

NOTE 9:   STOCK PLANS

Under the Company’s Stock Option Plans, options for the purchase of up to 10,000,000 shares of common stock may be granted to officers, employees, and non-employee directors. Options are issued at market value at the date of grant and are exercisable in full or in part over a prescribed period of time. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	April 30, 2004	April 25, 2003	April 30, 2004	April 25, 2003
Net income, as reported	$39,089	$32,157	$57,475	$47,776
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	1,561	1,750	3,116	3,903
Pro forma net income	$37,528	$30,407	$54,359	$43,873

Earnings per share:
Basic – as reported	$0.76	$0.64	$1.13	$0.95

Basic – pro forma	$0.73	$0.60	$1.06	$0.87

Diluted – as reported	$0.74	$0.62	$1.09	$0.92

Diluted – pro forma	$0.71	$0.59	$1.03	$0.85

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2004 – CONTINUED

NOTE 10:   PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The cost of the pension benefits is as follows:

	Three Months Ended		Six Months Ended
Net Periodic Benefit Cost	April 30, 2004	April 25, 2003	April 30, 2004	April 25, 2003
Service Cost	$526	$486	$1,034	$972
Interest Cost	2,593	2,469	5,158	4,938
Expected Return on Plan
Assets	(3,025)	(3,043)	(6,026)	(6,086)
Amortization of transition
asset	(30)	(66)	(61)	(132)
Amortization of prior service
cost	217	227	433	454
Recognized actuarial
(gain)/loss	546	356	1,081	712

Net Periodic Benefit Cost	$827	$429	$1,619	$858

NOTE 11:   RECLASSIFICATION

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

There were no material changes in the Company’s critical accounting policies during the quarter and six months ended April 30, 2004.

Operations:   Consolidated net sales increased 13.6 percent for the quarter to $638.4 million from $561.8 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 8.1 percent in the quarter. Consolidated net sales increased 10.6 percent for the six month period to $1,140.0 million from $1,030.7 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 5.9 percent in the six month period. Net sales of the Paints segment increased 19.1 percent to $223.8 million in the quarter compared to the prior year. Year to date net sales in the Paints segment increased 16.7 percent to $368.7 from the prior year. Net sales growth before acquisitions for the Paints segment is 12.8 percent and 13.0 percent, for the second quarter and year to date, respectively. Strong sales to large home improvement retailers contributed to the year over year increases, net of acquisitions, in both the quarter and the six month period. Foreign currency exchange fluctuation had an immaterial effect on the reported results of the Paints segment. Net sales of the Coatings segment increased 10.8 percent to $356.2 million in the quarter compared to the prior year. Year to date net sales in the Coatings segment increased 8.2 percent to $668.7 million. The increase in net sales in both the quarter and the six month period was largely attributable to an increase in demand for general industrial and coil coatings. Excluding the positive effect of foreign currency exchange, net sales for the Coatings segment increased approximately 6.5 percent in the quarter and 3.7 percent for the six month period. Due to the seasonal nature of the Company’s business, sales for the second quarter are not necessarily indicative of sales for the full year.

Consolidated gross profit increased $28.1 million to $206.0 million in the second quarter of 2004. As a percent of consolidated net sales, consolidated gross profit during the second quarter of 2004 increased to 32.3 percent from 31.7 percent. For the six-month period consolidated gross profit increased $40.8 million to $362.3 million. As a percent of consolidated net sales, consolidated gross profit during the six month period of 2004 increased to 31.8 percent from 31.2 percent. The increase in gross profit is largely due to manufacturing efficiencies resulting from order volume increases in the Industrial product line.

Consolidated operating expenses (research and development, selling and administrative) increased 15.6 percent to $132.1 million (20.7 percent of consolidated net sales) in the second quarter of 2004 compared to $114.3 million (20.3 percent of consolidated net sales) in 2003. For the six month period consolidated operating expenses increased 12.4 percent to $248.2 million (21.8 percent of consolidated net sales) compared to $220.8 million (21.4 percent of consolidated net sales). The increase in the first and the second quarter was primarily driven by additional merchandising expenses related to new product line introductions within the Paints segment. Variable incentive compensation and research and development expense related to developing new products for the Asian furniture market also contributed to the increase in the second quarter.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Operating profit increased $10.2 million or 16.0 percent from the prior year for the second quarter of 2004, and $13.3 or 13.2 percent for the six month period. Operating profit in the Paints segment increased 11.9 percent to $36.3 million in the quarter compared to the prior year. As a percent of net sales for the Paints segment, the Paints segment operating profit decreased to 16.2 percent from 17.3 percent. For the six month period, operating profit in the Paints segment increased $6.6 million or 15.3 percent compared to the prior period. As a percent of sales for the six month period, operating profit decreased to 13.6 percent from 13.7 percent compared to the prior year. The decrease in the quarter was largely attributable to additional merchandising expenses related to new product line introductions. Foreign currency exchange fluctuation had an immaterial effect on the Paint segments operating profit. Operating profit of the Coatings segment increased 19.7 percent to $43.9 million in the quarter compared to last year. As a percent of net sales for the Coatings segment, the Coatings segment operating profit increased to 12.3 percent from 11.4 percent. For the six month period operating profit in the Coatings segment increased $13.0 million or 19.3 percent compared to the prior period. As a percent of net sales for the Coatings segment, the Coatings segment operating profit increased to 12.0 percent from 10.9 in the six month period compared to the prior year. The increase resulted from manufacturing efficiencies within the Industrial product line due to larger order size and overall focused operating expense control. Excluding the positive effect of foreign currency exchange, operating profit for the Coatings segment increased approximately 15 percent in the quarter, and for the six month period. Due to the seasonal nature of the Company’s business, operating profit for the second quarter is not necessarily indicative of operating profit for subsequent quarters or for the full year.

Interest expense decreased to $10.6 million in the second quarter of 2004 from $11.5 million in the second quarter of 2003 due to lower interest rates combined with lower debt balances. Year to date interest expense decreased to $21.0 million in 2004 from $23.3 million in the prior year.

Net income in the second quarter of 2004 increased 21.6 percent to $39.1 million or $.74 per diluted share. For the six month period, net income increased 20.3 percent to $57.5 million or $1.09 per diluted share.

Liquidity and Sources of Capital:   The net cash provided by the Company’s operations was $42.0 million for the first six months of 2004, compared with net cash provided by operations of $39.2 million for the first six months of 2003. The cash provided by operations and the proceeds from borrowings were used to fund $25.1 million in capital expenditures, $19.0 million in dividend payments, and $43.7 million in acquired businesses.

Accounts receivable increased $44.8 million as a result of increased sales, primarily in the Architectural and Industrial product lines. Inventories and other current assets increased $14.9 due to seasonality in the Architectural product line.

Capital expenditures for property, plant and equipment were $25.1 million in the first six months of 2004, compared with $21.0 million in the first six months of 2003. The Company expects capital spending in 2004 to be in the range of $55 to $60 million.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The ratio of total debt to capital decreased to 46.6 percent at the end of second quarter of 2004 compared to 47.2 percent at the close of fiscal 2003. The total debt to capital ratio as of April 25, 2003 was 53.7 percent. Included in short term debt is $70.0 million of long term debt that has been reclassified to take advantage of lower interest rates. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company’s fixed cash obligations during the six months ended April 30, 2004.

Off-Balance Sheet Financing:   The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements:   This discussion contains certain “forward-looking” statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; risks related to any future significant acquisitions, including risks of adverse changes in the results of acquired businesses, risks of disruptions in business resulting from the Company’s relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; changes in raw materials pricing and availability; changes in governmental regulation, including more stringent environmental, health, and safety regulations; the nature, cost, and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company is also subject to interest rate risk. At April 30, 2004, approximately 45 percent of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10 percent increase in interest rates from those in effect at the end of the second quarter would increase the Company’s interest expense for the third quarter of 2004 by approximately $0.2 million.

ITEM 4:   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II.   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 31, 2003.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 25, 2004. The stockholders took the following actions:

(i)    The stockholders elected four directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Charles W. Gaillard	45,408,777	955,442
Mae C. Jemison	45,458,723	905,496
Gregory R. Palen	44,454,681	1,909,538
Lawrence Perlman	44,615,325	1,748,894

(ii)    The stockholders approved the Amended and Restated Key Employee Annual Bonus Plan. 43,357,594 votes were cast for the resolution; 2,685,685 votes were cast against the resolution; 320,940 votes abstained; and there were no broker non-votes.

(iii)    The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2004. 44,881,347 votes were cast for the resolution; 1,351,877 votes were cast against the resolution, shares representing 130,995 votes abstained; and there were no broker non-votes.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

10(a)	The Valspar Corporation Amended and Restated Supplemental Executive Retirement Plan for Richard Rompala
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	During the three months ended April 30, 2004, a report on Form 8-K, dated February 17, 2004, was filed on February 17, 2004, furnishing information under Item 12 – Results of Operations and Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION
Date: June 14, 2004	By	/s/ Rolf Engh

Rolf Engh Secretary
Date: June 14, 2004	By	/s/ Paul C. Reyelts

Paul C. Reyelts Senior Vice President, Finance (Chief Financial Officer)