Form 10-Q
period 2004-07-30
VALSPAR CORP
filed 2004-09-13
CIK 102741

September 13, 2004

Securities and Exchange Commission
Branch of Filings and Reports
450 Fifth Street N.W.
Washington, DC 20549

Re:	The Valspar Corporation Form 10-Q

Ladies and Gentlemen:

Pursuant to General Instruction G to Form 10-Q, transmitted herewith for filing is the third quarter Form 10-Q of The Valspar Corporation.

Please call the undersigned at 612/375-7845 with any comments or questions.

Very truly yours,

THE VALSPAR CORPORATION

/s/   Linda Colman

Linda Colman
Assistant Corporate Secretary

Enclosure

cc:	New York Stock Exchange, Inc. Martin Rosenbaum, Esq.

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Nine Months	Commission File
Ended July 30, 2004	Number: 1-3011

THE VALSPAR CORPORATION

State of Incorporation:	IRS Employer ID No.:
Delaware	36-2443580

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

As of August 30, 2004, The Valspar Corporation had 51,376,999 shares of common stock outstanding, excluding 8,844,313 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended July 30, 2004

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – July 30, 2004,
	July 25, 2003 and October 31, 2003	2 – 3

	Condensed Consolidated Statements of Income – Three months and
	nine months ended July 30, 2004 and July 25, 2003	4

	Condensed Consolidated Statements of Cash Flows – Nine
	months ended July 30, 2004 and July 25, 2003	5

	Notes to Condensed Consolidated Financial Statements –
	July 30, 2004	6 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	13 – 15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	July 30, 2004	July 25, 2003	October 31, 2003

	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$49,105	$20,625	$41,589

Accounts receivable less allowance (7/30/04 –
$15,062; 7/25/03 – $14,611; 10/31/03 – $16,140)	436,198	411,088	385,178
Inventories:
Manufactured products	137,639	134,047	115,091
Raw materials, supplies and work-in-process	75,408	74,651	77,160

	213,047	208,698	192,251

Deferred income taxes	26,739	27,958	38,396

Prepaid expenses and other	90,920	75,382	81,417

TOTAL CURRENT ASSETS	816,009	743,751	738,831

GOODWILL	1,002,520	957,615	961,915
INTANGIBLES, NET	283,839	290,353	287,133
OTHER ASSETS, NET	92,836	83,016	73,843
LONG-TERM DEFERRED INCOME TAX	25,527	15,831	20,583

PROPERTY, PLANT AND EQUIPMENT	770,754	707,727	725,924
Less accumulated depreciation	(355,628)	(296,793)	(311,705)

	415,126	410,934	414,219

	$2,635,857	$2,501,500	$2,496,524

NOTE:	The Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(DOLLARS IN THOUSANDS)

	July 30, 2004	July 25, 2003	October 31, 2003

	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to banks	$161,243	$47,689	$26,727
Trade accounts payable	233,512	201,885	202,713
Income taxes payable	62,311	54,032	48,458
Accrued liabilities	235,390	232,615	253,165

TOTAL CURRENT LIABILITIES	692,456	536,221	531,063

LONG-TERM DEBT	607,435	818,104	749,199

DEFERRED INCOME TAXES	187,931	181,700	187,280

DEFERRED LIABILITIES	170,819	120,961	159,665

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 250,000,000 shares;
Shares issued, including shares
in treasury – 60,221,312)	30,110	30,110	30,110

Additional paid-in capital	263,467	242,764	250,400

Retained earnings	771,952	680,204	697,231

Other	9,199	(3,868)	(5,735)

	1,074,728	949,210	972,006
Less cost of Common Stock in treasury (7/30/04 –
8,851,465 shares; 7/25/03 – 9,673,503 shares;
10/31/03 – 9,490,462 shares)	97,512	104,696	102,689

	977,216	844,514	869,317

	$2,635,857	$2,501,500	$2,496,524

NOTE:	The Balance Sheet at October 31, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003

Net sales	$655,598	$598,179	$1,795,576	$1,628,920

Cost of goods sold	446,925	403,908	1,224,584	1,113,084

Gross Profit	208,673	194,271	570,992	515,836

Research and development	19,104	17,580	55,643	52,307

Selling and administration	104,865	99,674	316,538	285,714

Income from operations	84,704	77,017	198,811	177,815

Interest expense	10,264	11,077	31,244	34,403

Other (income)/expense – net	1,999	1,240	2,424	1,655

Income before income taxes	72,441	64,700	165,143	141,757

Income taxes	27,528	24,586	62,754	53,868

Net income	$44,913	$40,114	$102,389	$87,889

Net income per common share – basic	$0.87	$0.79	$2.00	$1.75

Net income per common share – diluted	$0.85	$0.77	$1.94	$1.70

Average number of common shares outstanding
– basic	51,329,237	50,500,156	51,145,705	50,365,736

– diluted	52,697,725	51,889,457	52,723,204	51,783,890

Dividends paid per common share	$0.18	$0.15	$0.54	$0.45

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 30, 2004	July 25, 2003
OPERATING ACTIVITIES:
Net income	$102,389	$87,889
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	40,523	36,532
Amortization	3,313	3,344
Loss on asset divestiture	5,735	783
Changes in certain assets and liabilities, net of effects of acquired businesses:
Increase in accounts receivable	(37,740)	(28,276)
Decrease (increase) in inventories and other current assets	(23,707)	7,107
Increase (decrease) in trade accounts payable and accrued
liabilities	6,128	(26,887)
Increase in income taxes payable	12,938	35,171
Increase in other deferred liabilities	15,655	2,479
Increase (decrease) in Other	(8,446)	110

Net Cash Provided By Operating Activities	116,788	118,252
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(39,192)	(33,343)
Net assets of businesses acquired	(43,685)	—

Net Cash Used In Investing Activities	(82,877)	(33,343)
FINANCING ACTIVITIES:
Net repayments of borrowings	(17,085)	(75,327)
Proceeds from sale of treasury stock	18,357	10,976
Dividends paid	(27,667)	(22,648)

Net Cash Used in Financing Activities	(26,395)	(86,999)
Increase (decrease) in Cash and Cash Equivalents	7,516	(2,090)
Cash and Cash Equivalents at Beginning of Period	41,589	22,715

Cash and Cash Equivalents at End of Period	$49,105	$20,625

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2004

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 30, 2004 are not necessarily indicative of the results that may be expected for the year ending October 29, 2004.

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

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable include $33.3 million at July 30, 2004, $36.5 million at October 31, 2003 and $29.6 million at July 25, 2003 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:   ACQUISITION

In January 2004, the Company acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately 39 million Euros (approximately $50 million at time of acquisition). This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included from the date of acquisition. The pro forma results of operations for this acquisition have not been presented as the impact on reported results was not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2004 – CONTINUED

NOTE 4:   COMPREHENSIVE INCOME

For the three and nine months ended July 30, 2004 and July 25, 2003, Comprehensive Income, a component of Shareholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003
Net Income	$44,913	$40,114	$102,389	$87,889
Foreign currency translation
gain (loss)	(971)	9,993	7,528	25,346
Changes in deferred gain (loss)
on hedging activities, net of tax	171	2,359	7,075	2,650
Minimum pension liability
adjustments, net of tax	--	--	--	(2,425)

Total Comprehensive Income	$44,113	$52,466	$116,992	$113,460

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill at July 30, 2004 increased from the end of fiscal 2003 by $40.6 million to $1.0 billion. The majority of the increase is due to the De Beer acquisition ($35.6 million), and the remaining difference is attributable to foreign currency translation. The purchase price allocation is preliminary and is subject to change upon completion of a post-closing valuation.

Total intangible amortization expense for the nine months ended July 30, 2004 was $3.3 million, which is comparable to the prior year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 30, 2004 is expected to be approximately $4.5 million annually.

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
JULY 30, 2004 – CONTINUED

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2004 – CONTINUED

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment operating profit includes income realized on inter-segment sales. Comparative results for the three and nine months ended July 30, 2004 and July 25, 2003 on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003
Net Sales:
Paints	$229,236	$204,032	$597,967	$519,957
Coatings	364,293	343,403	1,032,974	961,689
All Other	87,145	72,768	231,826	206,911
Less Intersegment
Sales	(25,076)	(22,024)	(67,191)	(59,637)

Total Net Sales	$655,598	$598,179	$1,795,576	$1,628,920

Operating Profit
Paints	$38,288	$32,830	$88,296	$76,206
Coatings	46,252	46,622	126,703	114,032
All Other	(1,835)	(3,675)	(18,612)	(14,078)

Total Operating Profit	$82,705	$75,777	$196,387	$176,160
Interest	$10,264	$11,077	$31,244	$34,403

Income before
Income Taxes	$72,441	$64,700	$165,143	$141,757

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2004 – CONTINUED

At July 30, 2004, the Company had a $100 million notional amount interest rate swap contract designated as a cash flow hedge to pay fixed rates of interest and receive variable rates of interest based on three-month LIBOR. This contract started in this fiscal year and matures during fiscal 2008. Additionally, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on three-month LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

Balance, October 31, 2003	$82,128
Additional accrual made during the period	32,787
Payments made during the period	(23,850)

Balance, July 30, 2004	$91,065

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2004 – CONTINUED

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

(Dollars in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003
Net income, as reported	$44,913	$40,114	$102,389	$87,889
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	1,648	1,608	4,764	5,510

Pro forma net income	$43,265	$38,506	$97,625	$82,379

Earnings per share:
Basic – as reported	$0.87	$0.79	$2.00	$1.75

Basic – pro forma	$0.84	$0.76	$1.91	$1.64

Diluted – as reported	$0.85	$0.77	$1.94	$1.70

Diluted – pro forma	$0.82	$0.74	$1.85	$1.59

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2004 – CONTINUED

NOTE 10:   PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
Net Periodic Benefit Cost	July 30, 2004	July 25, 2003	July 30, 2004	July 25, 2003
Service Cost	$520	$486	$1,554	$1,458
Interest Cost	2,583	2,469	7,741	7,407
Expected Return on Plan
Assets	(3,019)	(3,043)	(9,045)	(9,128)
Amortization of transition
asset	(30)	(66)	(91)	(197)
Amortization of prior service
cost	217	227	650	681
Recognized actuarial
(gain)/loss	731	356	1,812	1,068

Net Periodic Benefit Cost	$1,002	$429	$2,621	$1,289

NOTE 11:   SUBSEQUENT EVENTS

In August 2004, the Company purchased selected assets of the forest products business of Associated Chemists, Inc. Sales of the acquired business for calendar year 2003 were approximately $28.0 million.

NOTE 12:   RECLASSIFICATION

Certain amounts in the 2003 financial statements have been reclassified to conform with the 2004 presentation.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies:

There were no material changes in the Company’s critical accounting policies during the quarter and nine months ended July 30, 2004.

Operations: Consolidated net sales increased 9.6 percent in the quarter to $655.6 million from $598.2 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 6.4 percent in the quarter. Consolidated net sales increased 10.2 percent in the nine-month period to $1,795.6 million from $1,628.9 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 6.1 percent in the nine-month period.

In the quarter, net sales of the Paints segment increased 12.4 percent from the prior year to $229.2 million. Year to date net sales increased 15.0 percent from the prior year to $598.0 million. Before acquisitions, net sales growth for the Paints segment was 6.6 percent and 10.5 percent in the third quarter and year to date, respectively. Strong sales to large home improvement retailers contributed to the year over year increases in the quarter and the nine-month period. Foreign currency exchange fluctuation had no material effect on the reported results of the Paints segment.

In the quarter, net sales of the Coatings segment increased 6.1 percent from the prior year to $364.3 million. Year to date net sales increased 7.4 percent from the prior year to $1,033.0 million. Increased sales of our general industrial and coil coatings generated most of the quarterly and year to date net sales increases. Excluding the positive effect of foreign currency exchange, net sales for the Coatings segment increased approximately 4.5 percent in the quarter and 3.7 percent in the nine-month period. Due to the seasonal nature of the Company’s business, sales for the third quarter are not necessarily indicative of sales for the full year.

In the third quarter of 2004, consolidated gross profit increased $14.4 million from the prior year to $208.7 million. As a percent of consolidated net sales, consolidated gross profit during the third quarter of 2004 decreased to 31.8 percent from 32.5 percent. For the nine-month period, consolidated gross profit increased $55.2 million to $571.0 million. As a percent of consolidated net sales, consolidated gross profit during the nine-month period of 2004 increased to 31.8 percent from 31.7 percent. The decrease in gross profit in the third quarter was primarily related to rising raw material costs, partially offset by manufacturing efficiencies.

Consolidated operating expenses (research and development, selling and administrative) increased 5.7 percent to $124.0 million (18.9 percent of consolidated net sales) in the third quarter of 2004 from $117.3 million (19.6 percent of consolidated net sales) in 2003. For the nine-month period, consolidated operating expenses increased 10.1 percent to $372.2 million (20.7 percent of consolidated net sales) from $338.0 million (20.8 percent of consolidated net sales) in the prior year. As a percent of consolidated net sales, expenses decreased in the third quarter primarily due to tight expense control and the effect of comparing operating expenses to higher sales levels.

Operating profit increased $7.7 million or 10.0 percent in the third quarter of 2004, and $21.0 million or 11.8 percent in the nine-month period from the prior year.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

In the quarter, operating profit of the Paints segment increased 16.6 percent from the prior year to $38.3 million. As a percent of net sales of the Paints segment, operating profit of the Paints segment increased to 16.7 percent in the third quarter from 16.1 percent in the prior year. For the nine-month period, operating profit of the Paints segment increased $12.1 million or 15.9 percent from the prior year. As a percent of sales of the Paints segment for the nine-month period, operating profit of the Paints segment increased to 14.8 percent from 14.7 percent in the prior year. The increase in operating profit in the Paints segment in the third quarter was largely attributable to improved manufacturing performance, tight operating expense control and the impact of the De Beer acquisition. Foreign currency exchange fluctuation had no material effect on operating profit of the Paints segment.

In the quarter, operating profit of the Coatings segment decreased 1.0 percent from the prior year to $46.3 million. As a percent of net sales of the Coatings segment, operating profit of the Coatings segment decreased to 12.7 percent in the third quarter from 13.6 percent in the prior year. For the nine-month period, operating profit of the Coatings segment increased $12.7 million or 11.1 percent from the prior year. As a percent of net sales of the Coatings segment for the nine-month period, operating profit of the Coatings segment increased to 12.3 percent from 11.9 percent in the prior year. The decrease in operating profit as a percent of sales in the third quarter was primarily driven by increasing raw material prices, partially offset by manufacturing efficiencies and tight operating expense control. Foreign currency exchange fluctuation had no material effect on operating profit of the Coatings segment in the quarter. Excluding the positive effect of foreign currency exchange in the nine-month period, operating profit of the Coatings segment increased approximately 8.0 percent. Due to the seasonal nature of the Company’s business, operating profit for the third quarter is not necessarily indicative of operating profit for subsequent quarters or for the full year.

Interest expense decreased to $10.3 million in the third quarter of 2004 from $11.1 million in the third quarter of 2003 primarily due to lower debt balances. Year to date interest expense decreased to $31.2 million in 2004 from $34.4 million in the prior year.

Net income in the third quarter of 2004 increased 12.0 percent to $44.9 million or $0.85 per diluted share. For the nine-month period, net income increased 16.5 percent to $102.4 million or $1.94 per diluted share.

Liquidity and Sources of Capital: The net cash provided by the Company’s operations was $116.8 million for the first nine months of 2004, compared with net cash provided by operations of $118.3 million for the first nine months of 2003. The Company made a voluntary $8.2 million contribution to its United States qualified pension plans in the third quarter of 2004. The cash provided by operations and the proceeds from the sale of treasury stock were used to fund $39.2 million in capital expenditures, $27.7 million in dividend payments, $17.1 million in repayment of borrowings, and $43.7 million in acquired businesses.

Accounts receivable increased $37.7 million as a result of increased sales, primarily in the Architectural and Industrial product lines. Inventories and other current assets increased $23.7 due to seasonality in the Architectural product line and growth-related investments.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Capital expenditures for property, plant and equipment were $39.2 million in the first nine months of 2004, compared with $33.3 million in the first nine months of 2003. The Company expects capital spending in fiscal 2004 to be in the range of $55 to $60 million.

The ratio of total debt to capital decreased to 44.0 percent at the end of third quarter of 2004 from 47.2 percent at the close of fiscal 2003. The total debt to capital ratio as of July 25, 2003 was 50.6 percent. Included in short term debt is $120.0 million of long term debt that has been replaced by short term debt to take advantage of lower interest rates. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

In August 2004, the Company purchased selected assets of the forest product business of Associated Chemists, Inc. Sales of the acquired business for the calendar year 2003 were approximately $28.0 million.

There were no material changes in the Company’s fixed cash obligations during the nine months ended July 30, 2004.

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

The Company is also subject to interest rate risk. At July 30, 2004, approximately 41 percent of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10 percent increase in interest rates from those in effect at the end of the third quarter would increase the Company’s interest expense for the fourth quarter of 2004 by approximately $0.2 million.

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

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10(a)	364-Day Revolving Credit Agreement dated as of May 21, 2004, between the Registrant and Barclays Bank PLC (EURO)
10(b)	364-Day Revolving Credit Agreement dated as of May 21, 2004, between the Registrant and Barclays Bank PLC (British Pounds)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the three months ended July 30, 2004, a report on Form 8-K, dated May 17, 2004, was filed on May 17, 2004, furnishing information under Item 12 – Results of Operations and Financial Information.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION
Date: September 13, 2004	By:	/s/ Rolf Engh

Rolf Engh Secretary
Date: September 13, 2004	By:	/s/ Paul C. Reyelts

Paul C. Reyelts Senior Vice President, Finance (Chief Financial Officer)