Form 10-K
period 2004-10-29
VALSPAR CORP
filed 2005-01-12
CIK 102741

Annual Report on Form 10-K

The Valspar Corporation

October 29, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 29, 2004	Commission file number 1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2443580 (I.R.S. Employer Identification No.)
1101 Third Street South Minneapolis, Minnesota (Address of principal executive offices)	55415 (Zip Code)
Registrant’s telephone number, including area code	(612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.50 Par Value Common Stock Purchase Rights	Name of Each Exchange on which Registered New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.   Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes     X      No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 30, 2004 was $1.9 billion based on the closing sales price of $49.65 per share as reported on the New York Stock Exchange. As of December 31, 2004, 51,483,850 shares of Common Stock, $.50 par value per share (net of 8,737,462 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

	Incorporated Documents	Location in Form 10-K
1.	The Valspar Corporation Annual Report to Stockholders for fiscal year ended October 29, 2004 (to the extent described herein)	Part II
2.
The Valspar Corporation Notice of 2005 Annual Meeting
of Stockholders and Proxy Statement to be filed with the
Securities and Exchange Commission within 120 days of
fiscal year ended October 29, 2004 (to the extent
	described herein)	Part III

Part  I

Item 1.   Business

Overview

Founded in 1806, The Valspar Corporation (“Valspar” or the “Company”) has grown into a leading global paint and coatings manufacturer. The Company manufactures and distributes a broad portfolio of products, including:

Paints
•	Architectural paints, varnishes and stains for the do-it-yourself and professional markets
•	Automotive refinish and other specialty coatings, including high performance floor coatings
Coatings
•	Industrial coatings for factory application by industrial customers and original equipment manufacturers (OEMs)
•	Packaging coatings and inks for rigid containers, particularly food and beverage cans
All Other
•	Specialty polymers, composites and colorants for use by coatings manufacturers and others, including Valspar
•	Furniture protection plans

The Company operates its business in two reportable segments: Paints and Coatings. Revenues in 2004 were $802 million and $1.413 billion, respectively. For additional financial information about the Company’s operating segments, see Note 14 to the Consolidated Financial Statements included in the 2004 Annual Report to Stockholders, incorporated by reference into this Form 10-K.

The Paints segment includes interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes for the do-it-yourself and professional markets, as well as automotive refinish and high performance floor coatings. Within the Coatings segment, the Industrial coatings product line includes decorative and protective coatings for wood, metal, plastic and glass. The Packaging coatings product line includes coatings and inks for rigid packaging containers. The Company’s remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as composites (gelcoats and related products) and furniture protection plans.

Acquisitions

Much of our growth has occurred during the last decade. During this time we have expanded our business into international markets. A significant portion of our business growth has been accomplished through acquisitions. Since 1995, we have made more than 20 acquisitions (including purchases of equity in joint ventures).

The most important of these acquisitions include our acquisitions of Coates Coatings, Dexter Packaging and Lilly Industries, Inc. Our purchase of Coates and its line of packaging coatings

Part  I  (continued)

Item 1.   Business  (continued)

products was structured as a series of acquisitions. In the four phases of the Coates acquisition, completed in 1996, 1997, 2000 and 2001, we acquired packaging coatings businesses in Europe, Australia, the United States, Hong Kong, China, South Africa, Singapore, Malaysia, Indonesia and Thailand. Although the acquisitions occurred in different years, the combined sales of the acquired businesses (based on sales for each acquired business in the year prior to acquisition) were $96 million.

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

In December 2000, we completed the acquisition of Lilly Industries, our largest acquisition to date. We acquired all outstanding Lilly Industries shares for $31.75 per share in cash in a transaction valued at $1.036 billion, including the assumption of approximately $218 million of debt. At the time of the acquisition, Lilly Industries was considered to be one of the five largest industrial coatings and specialty chemical manufacturers in North America, with reported net sales of $670 million for its fiscal year ended November 30, 2000. Lilly Industries formulated, manufactured and marketed industrial coatings and specialty chemicals to original equipment manufacturers for products such as furniture, appliances, building products and transportation, agricultural and construction equipment. Through the acquisition of Lilly Industries, we acquired manufacturing facilities and/or sales offices in the United States, Canada, Mexico, the United Kingdom, Ireland, Germany, China, Malaysia, Taiwan, Singapore and Australia. In connection with the acquisition, the U.S. Federal Trade Commission required us to sell our former mirror coatings business, which has been replaced with Lilly Industries’ mirror coatings business. The Lilly Industries acquisition was significant not only due to its size but because, through the acquisition, we believe we have become the world’s largest supplier of wood, coil and mirror coatings and the leading North American supplier of non-automotive industrial coatings. Lilly Industries also provided us with complementary product lines and new technology, expanding the breadth and depth of our Industrial coatings product line.

As we have done with past acquisitions, we took aggressive steps to integrate Lilly Industries into the Company in order to take advantage of cost savings synergies between the two businesses. Following the acquisition, we consolidated raw material purchases, eliminated duplicative selling, general and administrative services, reduced personnel and closed redundant production facilities. During the integration process, we closed fourteen facilities and relocated production of more than 20 million gallons of coatings.

In fiscal 2004, we completed two acquisitions. In January 2004, we acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately 39 million Euros (approximately $50 million at time of acquisition). In August 2004, we acquired selected assets of the Forest Products business of Associated Chemists, Inc., a manufacturer and distributor of

Part  I  (continued)

Item 1.   Business  (continued)

wood coatings and chemicals for the pulp and paper industry based in Portland, Oregon. Revenue of the Forest Products business for calendar year 2003 was approximately $28 million.

Products

Paints Segment

Our Architectural paint products comprise the largest portion of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, used primarily in the do-it-yourself market. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers and independent dealers, including Lowe’s, Wal-Mart and Do it Best stores. Due to the weather requirements of house painting, sales of our Architectural products are seasonal, with the lowest levels occurring in the first quarter of our fiscal year when weather conditions in much of North America are ill-suited for exterior painting.

We develop highly customized merchandising and marketing support programs for our Architectural paints customers, enabling them to differentiate their paint departments from their competitors’ through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar, Plasti-Kote, Magicolor and McCloskey. We also manufacture exclusive brands for customers such as American Tradition, Signature Colors, Severe Weather, Enterprise and Decorative Effects, in addition to a variety of other private label brands. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing in-store employees to answer coatings questions. We have been recognized as the paint supplier of the year eight times for Lowe’s and twice for Wal-Mart.

Within the Paints segment, we also manufacture and distribute automotive refinish paints under the brand names Valspar, De Beer and House of Kolor. We also supply aerosol spray paints for automotive distributors and large automotive supply retailers under the brand names Plasti-Kote, Tempo and Mr. Spray. Major customers for these products include large automotive supply retailers. We also manufacture and distribute high performance floor paints for commercial and industrial applications.

Coatings Segment

Within the Coatings segment, our Industrial coatings product line includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America, South America, Australia, Europe and Asia. Products within our Industrial coatings product line include fillers, primers, stains and topcoats used by customers in a wide range of manufacturing industries, including building products, transportation, appliances, automotive parts, furniture, agricultural equipment, construction equipment and metal fabrication.

Part  I  (continued)

Item 1.   Business  (continued)

We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electro-deposition, powder, solvent-borne, water-borne and UV light-cured coatings. This broad technology capability allows us to customize our Industrial coatings products to our customers’ specifications and to provide “one-stop” integrated solutions. For example, in the appliance coatings market, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance customers.

Packaging coatings are considered part of the global industrial coatings market. The Packaging coatings product line within our Coatings segment includes coatings for both interior and exterior use in rigid packaging containers, principally food containers and beverage cans for global customers. We also produce coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures.

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

All Other

In addition to our main product lines, we make and sell specialty polymers, composites and colorants, and we sell furniture protection plans. We produce specialty polymers and colorants for internal use and for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our paints and coatings (especially our architectural paints) provides us with an advantage over some of our competitors who cannot produce these products themselves. Our composites products include gelcoats and related products that are sold to boat manufacturers, shower and tub manufacturers and others.

Competition

All aspects of the paint and coatings business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than the Company.

Part  I  (continued)

Item 1.   Business  (continued)

Competition in our Paints segment is based on factors such as price, product quality, distribution and consumer recognition. In this segment, we offer highly customized merchandising and marketing support programs to our customers. We have also maintained product recognition through high-quality and well-designed products. Relationships, such as the ones we have with key retailers like Lowe’s and Wal-Mart, are highly important, as these companies account for much of the growth in architectural coatings.

Competition in the Coatings segment (our Industrial and Packaging coatings) is based on technical capabilities for specific product formulation, the ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for industrial coatings are becoming increasingly global, and customers are looking for global coatings solutions. We believe we can provide global coatings solutions to our customers in a manner in which most of our competitors cannot due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing innovative technologies.

International Joint Ventures

The Company has formed various international joint ventures over the past several years.

India and Japan.   In 1999, the Company assumed Dexter’s majority position in a joint venture with Rock Paint, a Japanese company, to manufacture and sell packaging coatings in Japan. In 2003, we sold our interest in Polycoat Powders Limited, a joint venture with The Goodlass Nerolac Paint Co., Ltd. in India, to Kansai Paints, a Japanese company.

Hong Kong and China.   The Company and China Merchants Hai Hong Holdings Co., Ltd. formed a joint venture company in Hong Kong in 1995 for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational at the beginning of fiscal 1997 and currently manufactures and distributes the Company’s packaging coatings products in China, Hong Kong and other Southeast Asian markets. The Company also acquired Coates’ packaging coatings and metal decoration inks business in Hong Kong and Guangzhou, China during 1997 and Dexter’s packaging coatings business in China during 1999. These businesses are now consolidated within the Hong Kong joint venture.

South America.   The Company formed a joint venture in 1997, called Valspar Renner, with Renner Herrmann S.A., a Brazilian company. Valspar Renner supplied packaging coatings and metal decorating inks to the South American market. In December 2001, the Company acquired a plant from Renner Herrmann S.A. and then, in January 2002, the Company acquired Renner’s remaining 50% interest in this joint venture. This company is now known as The Valspar Corporation Limitada.

South Africa.   In December 1997, as part of the Coates acquisition, the Company acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999,

Part  I  (continued)

Item 1.   Business  (continued)

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

Raw Materials

We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Under normal conditions, all of these materials are generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry economic cycle currently reflects a strong demand globally with high capacity utilization. In some cases we are experiencing very tight supply and demand dynamics, resulting in frequent and rapid price increases for certain types of raw materials. Raw material shortages and price increases are being managed to minimize the impact on our operations. In general, higher crude oil and natural gas prices result in higher prices for our raw materials. Because our raw material costs average approximately 80% of our cost of goods sold, raw material efficiency is a critical cost component of the products we manufacture.

Patents

Our policy is to seek patent protection for our products and manufacturing processes when appropriate. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents. Although we believe our patent rights are valuable, our knowledge and trade secret information regarding our manufacturing processes and materials have also been important in maintaining our competitive position. As a condition of employment, we require domestic employees to sign a confidentiality agreement relating to proprietary information.

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

Seasonality and Working Capital Items

The Company’s sales volume is traditionally lowest during the first quarter of the fiscal year, primarily due to weather and the buying cycle in the Paints segment. When sales are generally lowest, the Company builds inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 5 of the Notes to

Part  I  (continued)

Item 1.   Business  (continued)

Consolidated Financial Statements on page 17 of Valspar’s 2004 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Significant Customers

In 2004, the Company’s sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 36% of net sales. Nearly all of our sales to Lowe’s Companies, Inc. are in the Paints segment. In 2004, our five largest customers in the Paints segment accounted for approximately 68% of our net sales in the Paints segment.

Backlog and Government Contracts

The Company has no significant backlog of orders and generally is able to fill orders on a current basis.

No material portion of the business of the Company is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Research and Development

Many of the products we offer today have resulted from continuous improvements of our proprietary technologies. Many of these improvements have been brought to market in the last five years. We have adopted a “best practices” approach to technology development by combining our technology efforts with those of the businesses we have acquired. This has resulted in several successful new product developments. For example, we have advanced our Packaging coatings product line technology by focusing on universal coatings for two-piece food cans, and we have further advanced our Industrial coatings product line technology by developing electro-coat technology. We have continued to expand our line of polymers, and we now have a full portfolio of both water-based and conventional polymers for architectural, industrial and packaging products.

Research and development costs for fiscal 2004 were $75,880,000, representing a 8.9% increase over fiscal 2003 ($69,667,000). Fiscal 2003 costs increased 5.7% over those of fiscal 2002 ($65,924,000). Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

Environmental Compliance

The Company undertakes to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2004, and capital expenditures for fiscal 2005 to comply with existing laws and regulations are also not expected to be material.

Part  I  (continued)

Item 1.   Business  (continued)

Employees

The Company employs approximately 7,500 persons, approximately 700 of whom are members of unions.

Foreign Operations and Export Sales

Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a lesser extent, joint ventures. The bulk of our foreign operations have been acquired in the last seven years, and sales from foreign operations continue to increase. See Part I, Item 1.  Business, Acquisitions. In 1996, we acquired the European, U.S. and Australian metal decorating inks and packaging coatings business of Coates Coatings to provide our packaging coatings customers with global support. In 1999, we acquired the global packaging coatings business of the Dexter Corporation, along with its industrial coatings business in France. This acquisition added several manufacturing facilities throughout Europe and in Singapore. In December 2000, we completed our acquisition of Lilly Industries, which had manufacturing operations in Canada, Mexico, Europe and Asia. In 2004, we acquired the Dutch company, De Beer Lakfabrieken, B.V. We now have manufacturing operations in, among other countries, Australia, Brazil, Canada, China, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, Singapore, Switzerland, Taiwan and the United Kingdom. We also have joint ventures in China, Hong Kong, Japan and South Africa and sales offices in other foreign countries.

The Company’s various acquisitions over the past three years have increased revenues from foreign subsidiaries and operations, which comprised 29% of the Company’s total revenues in fiscal 2004. Export sales continue to increase. During fiscal 2004, export sales from the United States represented approximately 3.5% of the Company’s business. See Note 2 of the Notes to Consolidated Financial Statements on page 16 and 17 of Valspar’s 2004 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Item 2.   Properties

The Company owns its principal offices encompassing 225,000 square feet in Minneapolis, Minnesota. Manufacturing operations in North America are conducted at thirty-seven locations, primarily in California, Illinois, Indiana, North Carolina, Pennsylvania and Texas, with two plants each in Canada and Mexico. The combined square footage of the thirty-four owned and three leased plants in North America is approximately 4,700,000 (4,363,000 square feet owned and 337,000 square feet leased). Manufacturing operations in Europe are conducted at eight owned and two leased locations, with plants in the United Kingdom, France, Germany, Ireland, the Netherlands and Switzerland with a combined square footage of approximately 910,000 (834,000 square feet owned and 76,000 square feet leased). In Asia Pacific, the Company owns two manufacturing facilities in both Australia and China and one each in Malaysia, South Africa and Taiwan. In addition, one plant is leased in both Singapore and China. In South America, the Company owns one manufacturing facility in Brazil. The combined square footage of the eight

Part  I  (continued)

Item 2.   Properties  (continued)

owned and two leased facilities in Asia Pacific and South America is approximately 880,000 (786,000 square feet owned and 94,000 square feet leased).

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage
Paints	2,000,000
Coatings	3,600,000
All Other	1,200,000

Management believes our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

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

The Company accrues appropriate reserves for potential environmental liabilities, which are continuously reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of the Company’s ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 10 of the Company’s 2004 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Other Legal Matters

The Company is involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and

Part  I  (continued)

Item 3.   Legal Proceedings  (continued)

other legal matters that arise in the normal course of business. These claims and proceedings include cases where the Company is one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of the Company’s products or waste disposal. The Company believes these claims and proceedings are not out of the ordinary course for a business of the type and size in which it is engaged. While the Company is unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2004 to a vote of security holders.

Executive Officers of the Registrant

The names and ages of all of the registrant’s executive officers, all of whose terms expire in February 2005, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
Richard M. Rompala	58	Chairman since February 1998 and Chief Executive Officer since October 1995
William L. Mansfield	56	Executive Vice President and Chief Operating Officer since April 2004
Steven L. Erdahl	52	Executive Vice President, Coatings since April 2004
Rolf Engh	51	Senior Vice President since November 1998, General Counsel and Secretary since April 1993
Paul C. Reyelts	58	Senior Vice President, Finance and Chief Financial Officer since November 1998

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to January 2002, Mr. Rompala also was President from March 1994 to December 2001.

Prior to April 2004, Mr. Mansfield was Executive Vice President – Architectural, Packaging and Specialty Coatings since January 2002. Prior to January 2002, Mr. Mansfield was Senior Vice President – Architectural, Automotive and Specialty Coatings since February 2000. Prior to

Part  I  (continued)

Item 4.   Submission of Matters to a Vote of Security Holders  (continued)

February 2000, Mr. Mansfield was Senior Vice President – Packaging and Industrial Coatings since November 1998.

Prior to April 2004, Mr. Erdahl was Executive Vice President – Industrial and Automotive Coatings since January 2002. Prior to January 2002, Mr. Erdahl was Senior Vice President – Packaging and Industrial Coatings since February 2000. Prior to February 2000, Mr. Erdahl was Senior Vice President – Operations since November 1998.

Prior to November 1998, Mr. Engh was Vice President – International since September 1993.

Prior to November 1998, Mr. Reyelts was Vice President – Finance since April 1982.

Part  II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information in the section titled “Stock Information and Dividends” on pages 6 and 7 of Valspar’s 2004 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company’s Common Stock at December 31, 2004 was 1,538.

The quarterly dividend declared December 8, 2004, which was paid January 14, 2005 to Common Stockholders of record December 31, 2004, was increased to 20¢ per share.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

7/31/04 – 8/27/04	0	0	0	0

8/28/04 – 9/24/04	0	0	0	0

9/25/04 – 10/29/04	121,000	$45.8376	121,000	1,963,800

1   84,800 shares purchased under repurchase authorization of 2 million shares during the period of October 15, 2003 through October 13, 2004 and 36,200 shares purchased under repurchase authorization of 2 million shares during the period of October 14, 2004 through October 12, 2005.

Part  II  (continued)

Item 6.   Selected Financial Data

The information in the section titled “Eleven Year Financial Summary” for the years 2000 through 2004 on pages 6 and 7 of Valspar’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 8 through 10 of Valspar’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 10 of Valspar’s 2004 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto on pages 11 through 22 of Valspar’s 2004 Annual Report to Stockholders are incorporated herein by reference.

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

Part  III

Item 10.   Directors and Executive Officers of the Registrant

The information regarding directors set forth on pages 1 through 4 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference. The information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 7 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

The charters of the Governance, Audit and Compensation Committees and the Principles of Corporate Governance are available on the “About Us” section of the Company’s website at www.valspar.com and in print to any stockholder who requests a copy. Requests for copies should be directed to Corporate Secretary, The Valspar Corporation, 1101 Third Street South, Minneapolis, MN 55415.

The Company’s Code of Ethics and Business Conduct is available on the “About Us” section of our website at www.valspar.com. Our Code of Ethics and Business Conduct applies to all of our employees, including our CEO, Chief Financial Officer and Principal Accounting Officer, and to our directors. If our Board of Directors grant any waivers of, or amendments to, the Code of Ethics and Business Conduct to any of our directors or executive officers, the Company will disclose these matters through its website.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available on the “Investor” section of the Company’s website at www.valspar.com the same day the reports are filed with the Securities and Exchange Commission.

Item 11.   Executive Compensation

The information in the section titled “Executive Compensation” on pages 8 through 11 and the section titled “Director Compensation” on page 6 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference. The information in the section titled “Termination of Employment and Change in Control Agreements” on pages 11 and 12 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference. The information on pages 12 through 18 of Valspar’s Proxy Statement dated January 21, 2005 is not incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information in the section titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” on pages 22 and 23 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference. The information in the section titled “Equity Compensation Plans” on page 11 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference.

Part  III  (continued)

Item 13.   Certain Relationships and Related Transactions

Not Applicable.

Part  IV

Item 14.   Principal Accounting Fees and Services

The information regarding “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” set forth on page 21 of Valspar’s Proxy Statement dated January 21, 2005 is incorporated herein by reference.

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	For financial statements and the financial statement schedule filed as a part of this report, reference is made to “Index to Financial Statements and Financial Statement Schedule” on page F-2 of this report. For a list of exhibits filed as a part of this report, see Item 15(c) below. Compensatory Plans listed in Item 15(c) are denoted by a double asterisk.

(b)	During the three months ended October 29, 2004, a report on Form 8-K (as amended by Form 8-K/A, filed on August 16, 2004), dated August 16, 2004, was filed on August 16, 2004, under Item 12 – Results of Operations and Information.

(c)	The following exhibits are filed as part of this report.

Exhibit No.	Description

3(a)[5]	CERTIFICATE OF INCORPORATION – AS AMENDED TO AND INCLUDING JUNE 30, 1970, WITH FURTHER AMENDMENTS TO ARTICLE FOUR DATED FEBRUARY 29, 1984, FEBRUARY 25, 1986, FEBRUARY 26, 1992, FEBRUARY 26, 1997 AND MAY 22, 2003 AND TO ARTICLE ELEVEN DATED FEBRUARY 25, 1987

3(b)[5]	BY-LAWS – AS AMENDED TO AND INCLUDING OCTOBER 15, 1997

4(a)[7]	RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

4(b)[12]	INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K  (continued)

(c)	Index of Exhibits (continued)

Exhibit No.	Description

4(c)[12]	FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(d)[12]	FORM OF REGISTRANT’S 6% NOTES DUE 2007

4(e)[13]	INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007. (BNY MIDWEST TRUST COMPANY IS THE SUCCESSOR TO HARRIS TRUST AND SAVINGS BANK) PURSUANT TO ITEM 601(B)(4)(III) OF REGULATION S-K, THE REGISTRANT AGREES TO FURNISH TO THE COMMISSION ON REQUEST COPIES OF ALL OTHER INSTRUMENTS RELATING TO THE 7.75% SENIOR NOTES

10(a)[1]	THE VALSPAR CORPORATION KEY EMPLOYEES’ SUPPLEMENTARY RETIREMENT PLAN**

10(b)[11]	THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN – AS AMENDED TO AND INCLUDING DECEMBER 11, 2002**

10(c)[2]	THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

10(d)*	THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN – AS AMENDED TO AND INCLUDING AUGUST 10, 2004**

10(e)[11]	THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS – AS AMENDED TO AND INCLUDING OCTOBER 14, 2003**

10(f)[5]	THE VALSPAR CORPORATION ANNUAL BONUS PLAN – AS AMENDED AUGUST 19, 1997**

10(g)[3]	THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

10(h)[12]	THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K  (continued)

(c)	Index of Exhibits (continued)

Exhibit No.	Description

10(i)[12]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA – AS AMENDED AND RESTATED APRIL 20, 2004**

10(j)[12]	THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM**

10(k)[8]	CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY’S NAMED EXECUTIVES

10(l)[16]	SEPARATION AGREEMENT AND RELEASE OF CLAIMS DATED DECEMBER 5, 2003 BETWEEN JOHN M. BALLBACH AND THE REGISTRANT

10(m)[10]	FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

10(n)*	NOTICE OF REVOLVER REDUCTION INVOLVING THE FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000

10(o)[14]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (EURO)

10(p)[14]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (BRITISH POUNDS)

10(q)[15]	TERM LOAN AGREEMENT BETWEEN THE REGISTRANT AND CREDIT LYONNAIS NEW YORK BRANCH, DATED FEBRUARY 9, 2004

13*	2004 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

14[16]	Code of Ethics and Business Conduct

21*	Subsidiaries of the Registrant

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K  (continued)

(c)	Index of Exhibits (continued)

Exhibit No.	Description

23(a)*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31(a)*	Section 302 Certification of the Chief Executive Officer

31(b)*	Section 302 Certification of the Chief Financial Officer

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

[1]	As filed with Form 10-K for the period ended October 31, 1981.

[2]	As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

[3]	As filed with Form 10-K for the period ended October 30, 1992.

[4]	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

[5]	As filed with Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[6]	As filed with Form 10-K for the period ended October 29, 1999.

[7]	Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

[8]	Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

[9]	Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

[10]	As filed with Form 10-K for the period ended October 27, 2000; amendment filed with Form 10-K for the period ended October 26, 2001.

[11]	As filed with Form 10-K for the period ended October 26, 2001, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule and Reports on Form 8-K  (continued)

(c)	Index of Exhibits (continued)

Exhibit No.	Description

[12]	As filed with Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004.

[13]	This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

[14]	As filed with Form 10-Q for the quarter ended July 30, 2004.

[15]	As filed with Form 10-Q for the quarter ended January 30, 2004.

[16]	As filed with Form 10-K for the period ended October 31, 2003.

*	As filed with this Form 10-K.
**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

Portions of the 2004 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(d)	See page F-2 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/ Rolf Engh	1/10/05

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard M. Rompala	1/10/05	/s/ Susan S. Boren	1/10/05

Richard M. Rompala, Director		Susan S. Boren, Director
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Paul C. Reyelts	1/10/05	/s/ Jeffrey H. Curler	1/10/05

Paul C. Reyelts, Senior Vice President,		Jeffrey H. Curler, Director
Finance and Chief Financial Officer
(principal financial officer)

/s/ Lori A. Walker	1/10/05	/s/ Charles W. Gaillard	1/10/05

Lori A. Walker, Vice President, Treasurer		Charles W. Gaillard, Director
and Controller (principal accounting officer)

		/s/ Mae C. Jemison	1/10/05

Mae C. Jemison, Director

		/s/ Thomas R. McBurney	1/10/05

Thomas R. McBurney, Director

		/s/ Gregory R. Palen	1/10/05

Gregory R. Palen, Director

		/s/ Lawrence Perlman	1/10/05

Lawrence Perlman, Director

		/s/ Edward B. Pollak	1/10/05

Edward B. Pollak, Director

		/s/ Michael P. Sullivan	1/10/05

Michael P. Sullivan, Director

		/s/ Richard L. White	1/10/05

Richard L. White, Director

Annual Report on Form 10-K

Item 15(a)(1) and (2), (c) and (d)

Financial Statements and
Financial Statement Schedule

Certain Exhibits

Year ended October 29, 2004

The Valspar Corporation
Minneapolis, Minnesota

The Valspar Corporation

Form 10-K – Item 15(a)(1) and (2) and Item 15(d)

Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 15(a), of this report by reference to the Registrant’s Annual Report to Stockholders for the year ended October 29, 2004:

Pages in Annual Report
Financial Statements:
Consolidated Balance Sheets – October 29, 2004 and October 31, 2003	11
Consolidated Statements of Income – Years ended October 29, 2004,
October 31, 2003 and October 25, 2002	12
Consolidated Statements of Changes in Stockholders’ Equity – Years
ended October 29, 2004, October 31, 2003 and October 25, 2002	13
Consolidated Statements of Cash Flows – Years ended October 29, 2004,
October 31, 2003 and October 25, 2002	14
Notes to Consolidated Financial Statements	15 – 22
Selected Quarterly Financial Data (Unaudited)	22
Report of Independent Registered Public Accounting Firm	23

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

        Years ended October 29, 2004, October 31, 2003 and October 25, 2002

Schedule		Page
II	Valuation and Qualifying Accounts and Reserves	F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

The Valspar Corporation

Schedule II – Valuation and Qualifying Accounts and Reserves

COL. A	COL. B	COL. C	COL. C	COL. D		COL. E

		Additions
Description	Balance at Beginning of Period	(1) Charged to Expense or (Income)	(2) Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts:

Year ended October 29, 2004	$16,140,000	$2,548,021		$5,753,981	(1)	$13,278,000
				(343,960	)(2)

Year ended October 31, 2003	17,013,000	5,304,093		6,273,393	(1)	16,140,000
				(96,300	)(2)

Year ended October 25, 2002	10,212,000	14,222,873		7,757,724	(1)	17,013,000
				(335,851	)(2)

(1)    Uncollectible accounts written off.

(2)    Recoveries on accounts previously written off.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

3(a)[5]	CERTIFICATE OF INCORPORATION – AS AMENDED TO AND INCLUDING JUNE 30, 1970, WITH FURTHER AMENDMENTS TO ARTICLE FOUR DATED FEBRUARY 29, 1984, FEBRUARY 25, 1986, FEBRUARY 26, 1992, FEBRUARY 26, 1997 AND MAY 22, 2003 AND TO ARTICLE ELEVEN DATED FEBRUARY 25, 1987

3(b)[5]	BY-LAWS – AS AMENDED TO AND INCLUDING OCTOBER 15, 1997

4(a)[7]	RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

4(b)[12]	INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(c)[12]	FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(d)[12]	FORM OF REGISTRANT’S 6% NOTES DUE 2007

4(e)[13]	INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007. (BNY MIDWEST TRUST COMPANY IS THE SUCCESSOR TO HARRIS TRUST AND SAVINGS BANK) PURSUANT TO ITEM 601(B)(4)(III) OF REGULATION S-K, THE REGISTRANT AGREES TO FURNISH TO THE COMMISSION ON REQUEST COPIES OF ALL OTHER INSTRUMENTS RELATING TO THE 7.75% SENIOR NOTES

10(a)[1]	THE VALSPAR CORPORATION KEY EMPLOYEES’ SUPPLEMENTARY RETIREMENT PLAN**

10(b)[11]	THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN – AS AMENDED TO AND INCLUDING DECEMBER 11, 2002**

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

10(c)[2]	THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

10(d)*	THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN – AS AMENDED TO AND INCLUDING AUGUST 10, 2004**

10(e)[11]	THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS – AS AMENDED TO AND INCLUDING OCTOBER 14, 2003**

10(f)[5]	THE VALSPAR CORPORATION ANNUAL BONUS PLAN – AS AMENDED AUGUST 19, 1997**

10(g)[3]	THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

10(h)[12]	THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

10(i)[12]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA – AS AMENDED AND RESTATED APRIL 20, 2004**

10(j)[12]	THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM**

10(k)[8]	CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY’S NAMED EXECUTIVES

10(l)[16]	SEPARATION AGREEMENT AND RELEASE OF CLAIMS DATED DECEMBER 5, 2003 BETWEEN JOHN M. BALLBACH AND THE REGISTRANT

10(m)[10]	FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000 AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND THE CHASE MANHATTAN BANK, AS ADMINISTRATIVE AGENT

10(n)*	NOTICE OF REVOLVER REDUCTION INVOLVING THE FIVE-YEAR CREDIT AGREEMENT DATED AS OF NOVEMBER 17, 2000

10(o)[14]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (EURO)

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

10(p)[14]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (BRITISH POUNDS)

10(q)[15]	TERM LOAN AGREEMENT BETWEEN THE REGISTRANT AND CREDIT LYONNAIS NEW YORK BRANCH, DATED FEBRUARY 9, 2004

13*	2004 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

14[16]	Code of Ethics and Business Conduct

21*	Subsidiaries of the Registrant

23(a)*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31(a)*	Section 302 Certification of the Chief Executive Officer

31(b)*	Section 302 Certification of the Chief Financial Officer

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

[1]	As filed with Form 10-K for the period ended October 31, 1981.

[2]	As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

[3]	As filed with Form 10-K for the period ended October 30, 1992.

[4]	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

[5]	As filed with Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[6]	As filed with Form 10-K for the period ended October 29, 1999.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

[7]	Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

[8]	Incorporated by reference to Exhibit 10(a) to Form 10-Q for the quarter ended April 28, 2000.

[9]	Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

[10]	As filed with Form 10-K for the period ended October 27, 2000; amendment filed with Form 10-K for the period ended October 26, 2001.

[11]	As filed with Form 10-K for the period ended October 26, 2001, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[12]	As filed with Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004.

[13]	This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

[14]	As filed with Form 10-Q for the quarter ended July 30, 2004.

[15]	As filed with Form 10-Q for the quarter ended January 30, 2004.

[16]	As filed with Form 10-K for the period ended October 31, 2003.

*	As filed with this Form 10-K.
**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.