Form 10-Q
period 2005-01-28
VALSPAR CORP
filed 2005-03-09
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months	Commission File
Ended January 28, 2005	Number: 1-3011

THE VALSPAR CORPORATION

State of Incorporation:	IRS Employer ID No.:
Delaware	36-2443580

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

As of March 1, 2005, The Valspar Corporation had 50,881,371 shares of common stock outstanding, excluding 9,339,941 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended January 28, 2005

PART I. FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – January 28, 2005,
	January 30, 2004 and October 29, 2004	2 – 3

	Condensed Consolidated Statements of Income – Three months
	months ended January 28, 2005 and January 30, 2004	4

	Condensed Consolidated Statements of Cash Flows – Three
	months ended January 28, 2005 and January 30, 2004	5

	Notes to Condensed Consolidated Financial Statements –
	January 28, 2005	6 – 11

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11 – 14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2(e).	Issuer Purchases of Equity Securites	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES		16

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	January 28, 2005	January 30, 2004	October 29, 2004
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$46,018	$38,854	$54,143

Accounts receivable less allowance
(1/28/05 – $14,568; 1/30/04 – $17,484;
10/29/04 – $13,278)	425,810	390,852	411,635

Inventories:
Manufactured products	154,917	130,897	131,312
Raw materials, supplies and work-
in-process	93,189	77,181	79,242

	248,106	208,078	210,554

Deferred income taxes	35,427	38,470	34,898

Prepaid expenses and other	91,622	74,216	91,085

TOTAL CURRENT ASSETS	846,983	750,470	802,315

GOODWILL	1,009,870	1,004,445	996,562
INTANGIBLES, NET	321,576	286,027	320,733
OTHER ASSETS, NET	59,709	77,710	63,082
LONG-TERM DEFERRED INCOME TAX	23,229	23,436	23,135

PROPERTY, PLANT AND EQUIPMENT	821,724	750,745	800,706
Less accumulated depreciation	(387,890)	(328,573)	(372,275)

	433,834	422,172	428,431

	$2,695,201	$2,564,260	$2,634,258

NOTE:	The Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(DOLLARS IN THOUSANDS)

	January 28, 2005	January 30, 2004	October 29, 2004
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable to banks	$232,695	$76,400	$168,181
Current Portion of long-term debt	88,115	240	27
Trade accounts payable	241,131	188,648	234,446
Income taxes payable	38,011	48,000	45,254
Accrued liabilities	224,039	211,162	270,303

TOTAL CURRENT LIABILITIES	823,991	524,450	718,211

LONG-TERM DEBT	465,246	790,645	549,073

DEFERRED INCOME TAXES	202,490	190,329	203,608

DEFERRED LIABILITIES	166,718	161,846	163,003

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 250,000,000 shares;
Shares issued, including shares
in treasury – 60,221,312)	30,110	30,110	30,110

Additional paid-in capital	279,222	257,128	269,599

Retained earnings	804,560	706,418	803,156

Other	27,803	2,709	(60)

	1,141,695	996,365	1,102,805
Less cost of Common Stock in treasury
(1/28/05 – 8,560,222 shares; 1/30/04 –
9,167,885 shares; 10/29/04 – 8,916,833 shares)	104,939	99,375	102,442

	1,036,756	896,990	1,000,363

	$2,695,201	$2,564,260	$2,634,258

NOTE:	The Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	January 28, 2005	January 30, 2004
Net sales	$557,144	$501,591

Cost of goods sold	404,334	345,239

Gross profit	152,810	156,352

Research and development	18,734	17,275

Selling and administrative	103,381	98,825

Income from operations	30,695	40,252

Interest expense	10,532	10,390

Other expense	1,594	207

Income before income taxes	18,569	29,655

Income taxes	6,871	11,269

Net income	$11,698	$18,386

Net income per common share – basic	$0.23	$0.36

Net income per common share – diluted	$0.22	$0.35

Average number of common shares outstanding – basic	51,440,090	50,874,763

– diluted	52,632,435	52,602,010

Dividends paid per common share	$0.200	$0.180

See Notes to Condensed Consolidated Financial Statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 28, 2005	January 30, 2004
OPERATING ACTIVITIES:
Net income	$11,698	$18,386
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	14,546	13,265
Amortization	1,193	1,123
Loss on asset divestiture	385	123
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(3,257)	10,064
(Increase)/decrease in inventories and other current assets	(37,409)	(1,538)
Increase/(decrease) in trade accounts payable and accrued
liabilities	(46,612)	(66,363)
Increase/(decrease) in income taxes payable	(7,606)	(1,441)
Increase/(decrease) in other deferred liabilities	6,385	3,008
Other	4,182	1,614

Net Cash (Used In)/Provided By Operating Activities	(56,495)	(21,759)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,032)	(10,802)
Net assets of businesses acquired	—	(43,685)

Net Cash Used In Investing Activities	(13,032)	(54,487)

FINANCING ACTIVITIES:
Net proceeds from borrowings	62,592	74,990
Proceeds from sale of treasury stock	13,311	7,720
Treasury stock purchases	(4,206)	—
Dividends paid	(10,295)	(9,199)

Net Cash Provided by Financing Activities	61,402	73,511

Decrease in Cash and Cash Equivalents	(8,125)	(2,735)

Cash and Cash Equivalents at Beginning of Period	54,143	41,589

Cash and Cash Equivalents at End of Period	$46,018	$38,854

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2005

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 28, 2005 are not necessarily indicative of the results that may be expected for the year ending October 28, 2005.

The Condensed Consolidated Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation’s annual report on Form 10-K for the year ended October 29, 2004.

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable includes $35.5 million at January 28, 2005, $40.1 million at October 29, 2004 and $33.0 million at January 30, 2004 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:   ACQUISITIONS AND DIVESTITURES

In August 2004, the Company purchased selected assets of the forest products coatings business of Associated Chemists, Inc. Revenues of the acquired business for the calendar year 2003 were approximately $28 million. The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In January 2004, the Company acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately 39 million EUR (approximately $50 million at time of acquisition). The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2005 – CONTINUED

NOTE 4:   COMPREHENSIVE INCOME

For the three months ended January 28, 2005 and January 30, 2004, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended
	January 28, 2005	January 30, 2004
Net Income	$11,698	$18,386
Other Comprehensive Income, net of tax:
Foreign currency translation gain(loss)	26,749	4,785
Deferred gain(loss) on hedging activities	1,052	3,630

Total Comprehensive Income	$39,499	$26,801

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended January 28, 2005 increased from the end of fiscal 2004 by $13.3 million to $1,009.9 million. The increase is attributable to foreign currency translation.

Total intangible amortization expense for the three months ended January 28, 2005 was $1.2 million, compared to $1.1 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 28, 2005 is expected to be approximately $4.8 million annually.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2005 – CONTINUED

The Paints segment includes the products from the Architectural, Automotive and Specialty (AAS) product line. AAS products include interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols, and faux finishes for the do-it-yourself and professional markets in North America. Other Paints products include automotive refinish paints and high performance floor paints.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended
	January 28, 2005	January 30, 2004
Net Sales:
Paints	$158,608	$144,935
Coatings	340,182	312,465
All Other	81,868	62,192
Less Intersegment sales	(23,514)	(18,001)

Total Net Sales	$557,144	$501,591

EBIT
Paints	$8,340	$13,698
Coatings	25,203	36,589
All Other	(4,442)	(10,242)

Total EBIT	$29,101	$40,045

Interest	$10,532	$10,390

Income before Income Taxes	$18,569	$29,655

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2005 – CONTINUED

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

At January 28, 2005, the Company had $100 million notional amount interest rate swap contracts designated as cash flow hedges to pay fixed rates of interest and receive variable rates of interest based on LIBOR. This contract began during fiscal 2004 and will mature during fiscal 2008. The Company also had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

Balance, October 29, 2004	$88,376

Additional net deferred revenue/accrual made during the period	11,831

Payments made during the period	(5,538)

Balance, January 28, 2005	$94,669

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2005 – CONTINUED

NOTE 9:   STOCK PLANS

Under the Company’s Stock Option Plans, options for the purchase of up to 10,250,000 shares of common stock may be granted to officers, employees, and non-employee directors. Options are issued at market value at the date of grant and are exercisable in full or in part over a prescribed period of time. The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation is reflected in income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	January 28, 2005	January 30, 2004
Net income, as reported	$11,698	$18,386
Add: Stock-based employee compensation	—	—
expense included in reported net
income, net of related tax effects
Deduct: Total stock-based employee	1,385	1,555
compensation expense determined under
fair value based method for all awards,
net of related tax effects
Pro forma net income	$10,313	$16,831

Earnings per share:
Basic – as reported	$0.23	$0.36

Basic – pro forma	$0.20	$0.33

Diluted – as reported	$0.22	$0.35

Diluted – pro forma	$0.20	$0.33

NOTE 10:   PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 28, 2005 – CONTINUED

The cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended
Net periodic benefit cost	January 28, 2005	January 30, 2004
Service cost	$684	$509
Interest cost	2,741	2,565
Expected return on plan assets	(3,171)	(3,001)
Amortization of transition asset	(30)	(30)
Amortization of prior service cost	199	216
Recognized actuarial (gain)/loss	863	535

Net periodic benefit cost	$1,286	$794

NOTE 11:   RECLASSIFICATION

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

NOTE 12:   NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, Shareholder Based Payment on December 16, 2004. This statement requires companies to measure and recognize compensation cost relating to share-based payment transactions in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company is required to adopt Statement No. 123R on its first interim period that begins after June 15, 2005 or the fourth quarter of fiscal year 2005. The Company is currently evaluating the impact of the adoption of this statement on its financial position and results of operations.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:   In the first quarter of fiscal 2005, our sales increased compared to the prior year as a result of strength in all of our businesses and the impact of recent acquisitions. However, we experienced sharp increases in the cost of raw materials used in the manufacture of coatings due to issues of availability and unprecedented increases in the price of raw material feedstocks, continuing the trend of raw material cost increases in the second half of fiscal 2004. This factor reduced our gross margin and profitability in the first quarter from the 2004 levels. In February 2005, we announced that we will raise prices throughout the second quarter. Our near-term ability to return to historical levels of gross margins depends on our ability to implement these price increases and to pass through to our customers future increases in raw material costs.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Critical Accounting Policies:   There were no material changes in the Company’s critical accounting policies during the first quarter ended January 28, 2005.

Operations:   Consolidated net sales increased 11.1% for the quarter to $557.1 million from $501.6 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 6.0%.

Net sales for the Paints segment increased 9.4% to $158.6 million in the quarter compared to the prior year. The increase in sales was largely attributable to the De Beer Lakfabrieken B.V. acquisition. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Paints was 1.0%. Net sales of the Coatings segment increased 8.9% to $340.2 million in the quarter compared to the prior year. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Coatings was 4.9%. Coatings core sales growth was driven primarily by higher selling prices to customers. Due to the seasonal nature of the Company’s business, sales for the first quarter are not necessarily indicative of sales for the full year.

In the first quarter of 2005, consolidated gross profit decreased $3.5 million from the prior year to $152.8 million. As a percent of consolidated net sales, consolidated gross profit during the first quarter of 2005 decreased to 27.4% from 31.2%. The decrease in gross margin was caused by significant increases in raw material costs, partially offset by price increases.

Consolidated operating expenses (research and development, selling and administrative) increased 5.2% to $122.1 million (21.9% of consolidated net sales) in the quarter compared to $116.1 million (23.1% of consolidated net sales) in the first quarter of 2004. The increase in operating expenses during the first quarter was primarily due to expenses associated with the De Beer Lakfabrieken B.V and Associated Chemists, Inc. acquisitions.

Earnings before interest and taxes (EBIT) decreased $10.9 million or 27.3% from the prior year first quarter. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment decreased to $8.3 million from $13.7 million in the prior year. As a percent of net sales for the Paints segment, EBIT decreased to 5.3% from 9.5%. The decrease was largely attributable to higher raw material costs. EBIT in the Coatings segment decreased to $25.2 million from $36.6 million in the quarter compared to last year. As a percent of net sales for the Coatings segment, EBIT decreased to 7.4% from 11.7%. The decrease was primarily due to higher raw materials costs, partially offset by higher prices to customers. Due to the seasonal nature of the Company’s business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $10.5 million in the first quarter of 2005 from $10.4 million in the first quarter of 2004. The increase was primarily driven by the acceleration of amortization fees related to the reduction in our revolving bank line of credit from $1 billion to $500 million and by higher interest on non-USD borrowings due to foreign exchange fluctuations. These increases were partly offset by lower debt levels.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The effective tax rate decreased from 38% to 37% as a result of increased income in lower tax jurisdictions.

Net income in the first quarter of 2005 decreased 36.4% to $11.7 million or $.22 per diluted share.

Financial Condition:   The net cash used by the Company’s operations was $56.5 million for the first three months of 2005, compared with net cash used by operations of $21.8 million for the first three months of 2004. During the same period, $75.9 million in proceeds from bank borrowings and sale of treasury stock were used to fund $48.4 million in working capital needs, $13.0 million in capital expenditures, $10.3 million in dividend payments, and $4.2 million in treasury stock purchases.

The use of cash for operations was related to a reduction in accounts payable and accrued liabilities and an increase in inventory. Accounts payable and accrued liabilities decreased $46.6 million largely as a result of accrued liability disbursements. Inventory increased $37.4 million due to higher raw material costs and accelerated purchases from suppliers due to availability.

Capital expenditures for property, plant and equipment were $13.0 million in the first three months of 2005, compared with $10.8 million in the first three months of 2004. The Company expects capital spending in 2005 to be in the range of $60 to $65 million.

The ratio of total debt to capital increased to 43.1% at the end of first quarter of 2005 compared to 41.8% at the close of fiscal 2004. The total debt to capital ratio as of January 30, 2004 was 49.2%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company’s fixed cash obligations during the three months ended January 28, 2005.

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

The Company is also subject to interest rate risk. At January 28, 2005, approximately 43% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would increase the Company’s interest expense for the second quarter of 2005 by approximately $0.2 million.

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

PART II.   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 29, 2004.

ITEM 2(e):   ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

10/30/04 – 11/26/04	90,500	46.44632	90,500	1,873,300

11/27/04 – 12/24/04	0	0	0	1,873,300

12/25/04 – 01/28/05	0	0	0	1,873,300

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
10(a)	Richard M. Rompala Separation Agreement and Release
10(b)	The Valspar Corporation Deferred Compensation Plan for Richard M. Rompala (Restated January 1, 2005)
10(c)	The Valspar Corporation Supplemental Executive Retirement Plan for Richard M. Rompala (Restated January 1, 2005)
10(d)	Arrangements with New President and Chief Executive Officer
10(e)	Confidentiality and Noncompetition Agreement between registrant and William L. Mansfield
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	During the three months ended January 28, 2005, a report on Form 8-K, dated November 1, 2004, was filed on November 3, 2004, under Item 1.01 – Entry Into a Material Definitive Agreement; a report on Form 8-K, dated November 22, 2004, was filed on November 22, 2004, under Item 2.02 – Results of Operations and Financial Condition; a report on Form 8-K, dated December 8, 2004, was filed on December 10, 2004, under Item 5.02 – Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; a report on Form 8-K dated January 14, 2005, was filed on January 14, 2005, under Item 1.01 – Entry Into a Material Definitive Agreement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION
Date: March 9, 2005	By	/s/ Rolf Engh

Rolf Engh Secretary
Date: March 9, 2005	By	/s/ Paul C. Reyelts

Paul C. Reyelts Executive Vice President and Chief Financial Officer