Form 10-Q
period 2005-04-29
VALSPAR CORP
filed 2005-06-08
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended April 29, 2005	Commission File Number: 1-3011

THE VALSPAR CORPORATION

State of Incorporation: Delaware	IRS Employer ID No.: 36-2443580

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

As of June 1, 2005, The Valspar Corporation had 50,991,213 shares of common stock outstanding, excluding 9,230,099 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	April 29, 2005	April 30, 2004	October 29, 2004

	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$51,035	$41,560	$54,143

Accounts receivable less allowance (4/29/05 -
$15,227; 4/30/04 - $16,167; 10/29/04 - $13,278)	475,692	445,175	411,635

Inventories:
Manufactured products	147,029	137,197	131,312
Raw materials, supplies and work-in-process	90,039	79,180	79,242

	237,068	216,377	210,554

Deferred income taxes	32,574	27,738	34,898

Prepaid expenses and other	81,347	80,350	91,085

TOTAL CURRENT ASSETS	877,716	811,200	802,315

GOODWILL	1,002,035	1,004,177	996,562
INTANGIBLES, NET	319,294	284,898	320,733
OTHER ASSETS, NET	69,781	83,337	63,082
LONG-TERM DEFERRED INCOME TAX	25,864	25,500	23,135

PROPERTY, PLANT AND EQUIPMENT	826,798	772,747	800,706
Less accumulated depreciation	(397,786)	(350,709)	(372,275)

	429,012	422,038	428,431

	$2,723,702	$2,631,150	$2,634,258

NOTE:	The Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 29, 2005	April 30, 2004	October 29, 2004

	(Unaudited)	(Unaudited)	(Note)

CURRENT LIABILITIES:
Notes payable to banks	$242,579	$108,985	$168,181
Current Portion of long-term debt	87,005	240	27
Trade accounts payable	264,839	234,810	234,446
Income taxes payable	52,045	51,560	45,254
Accrued liabilities	226,403	230,980	270,303

TOTAL CURRENT LIABILITIES	872,871	626,575	718,211

LONG-TERM DEBT	465,201	710,449	549,073

DEFERRED INCOME TAXES	199,866	187,853	203,608

DEFERRED LIABILITIES	166,818	167,582	163,003

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $.50; Authorized -
250,000,000 shares;
Shares issued, including shares
in treasury - 60,221,312)	30,110	30,110	30,110

Additional paid-in capital	280,659	261,204	269,599

Retained earnings	833,616	735,662	803,156

Other	15,341	9,995	(60)

	1,159,726	1,036,971	1,102,805

Less cost of Common Stock in treasury (4/29/05 -
9,288,160 shares; 4/30/04 - 8,922,459 shares;
10/29/04 - 8,916,833 shares)	140,780	98,280	102,442

	1,018,946	938,691	1,000,363

	$2,723,702	$2,631,150	$2,634,258

NOTE:	The Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004

Net sales	$705,942	$638,387	$1,263,086	$1,139,978

Cost of goods sold	497,813	432,420	902,147	777,659

Gross profit	208,129	205,967	360,939	362,319

Research and development	20,284	19,264	39,019	36,539

Selling and administrative	119,454	112,848	222,834	211,673

Income from operations	68,391	73,855	99,086	114,107

Interest expense	10,928	10,590	21,460	20,980

Other (income)/expense - net	(1,950)	218	(356)	425

Income before income taxes	59,413	63,047	77,982	92,702

Income taxes	20,172	23,958	27,043	35,227

Net income	$39,241	$39,089	$50,939	$57,475

Net income per common share - basic	$0.77	$0.76	$0.99	$1.13

Net income per common share - diluted	$0.75	$0.74	$0.97	$1.09

Average number of common shares
outstanding - basic	51,045,348	51,223,114	51,242,719	51,053,938

- diluted	52,103,676	52,882,688	52,448,118	52,749,529

Dividends paid per common share	$0.20	$0.18	$0.40	$0.36

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 29, 2005	April 30, 2004
OPERATING ACTIVITIES:
Net income	$50,939	$57,475
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	29,301	26,994
Amortization	2,387	2,251
Asset divestitures	1,786	494
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(57,814)	(44,756)
(Increase)/decrease in inventories and other current assets	(18,379)	(14,906)
Increase/(decrease) in accrued liabilities and trade accounts payable	(16,293)	644
Increase/(decrease) in income taxes payable	6,569	2,185
Increase/(decrease) in other deferred liabilities	6,555	9,691
Other	(8,672)	1,975

Net Cash (Used In)/Provided By Operating Activities	(3,621)	42,047

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,416)	(25,126)
Net assets of businesses acquired	—	(43,685)

Net Cash Used In Investing Activities	(27,416)	(68,811)

FINANCING ACTIVITIES:
Net proceeds from borrowings	74,189	30,455
Proceeds from sale of treasury stock	15,343	15,324
Treasury stock purchases	(41,125)	—
Dividends paid	(20,478)	(19,044)

Net Cash Provided by Financing Activities	27,929	26,735

Decrease in Cash and Cash Equivalents	(3,108)	(29)

Cash and Cash Equivalents at Beginning of Period	54,143	41,589

Cash and Cash Equivalents at End of Period	$51,035	$41,560

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 29, 2005 are not necessarily indicative of the results that may be expected for the year ending October 28, 2005.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $36.2 million at April 29, 2005, $40.1 million at October 29, 2004 and $35.2 million at April 30, 2004 of issued checks that had not cleared the Company’s bank accounts.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005 – CONTINUED

NOTE 4:  COMPREHENSIVE INCOME

For the three and six months ended April 29, 2005 and April 30, 2004, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004

Net Income	$39,241	$39,089	$50,939	$57,475
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(13,195)	3,714	13,554	8,499
Deferred gain (loss) on hedging activities	692	3,274	1,744	6,904

Total Comprehensive Income	$26,738	$46,077	$66,237	$72,878

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended April 29, 2005 increased from the end of fiscal 2004 by $5.5 million to $1,002.0 million. The increase is attributable to foreign currency translation.

Total intangible amortization expense for the six months ended April 29, 2005 was $2.4 million, compared to $2.3 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 29, 2005 is expected to be approximately $4.8 million annually.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005 – CONTINUED

The Paints segment includes the products from the Architectural, Automotive and Specialty (AAS) product line. AAS products include interior and exterior decorative paints, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes for the do-it-yourself and professional markets in North America. Other Paints products include automotive refinish paints and high performance floor paints.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative results for the three and six months ended April 29, 2005 and April 30, 2004 on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net Sales:
Paints	$233,779	$223,796	$392,387	$368,731
Coatings	399,019	356,217	739,201	668,681
All Other	103,987	82,488	185,855	144,681
Less Intersegment sales	(30,843)	(24,114)	(54,357)	(42,115)

Total Net Sales	$705,942	$638,387	$1,263,086	$1,139,978

EBIT
Paints	$24,683	$36,310	$33,023	$50,008
Coatings	43,598	43,863	68,801	80,451
All Other	2,060	(6,536)	(2,382)	(16,777)

Total EBIT	$70,341	$73,637	$99,442	$113,682

Interest	$10,928	$10,590	$21,460	$20,980

Income before Income Taxes	$59,413	$63,047	$77,982	$92,702

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005 – CONTINUED

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

At April 29, 2005, the Company had $100 million notional amount interest rate swap contracts designated as cash flow hedges to pay fixed rates of interest and receive variable rates of interest based on LIBOR. This contract began during fiscal 2004 and will mature during fiscal 2008. The Company also had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

Subsequent to quarter end, the Company entered into $250 million of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt the Company plans to issue during the last half of fiscal year 2005 and during fiscal year 2007. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as the critical terms of the treasury locks and hedged debt match, there is an assumption of no ineffectiveness for these hedges. Once the treasury locks are terminated, any realized gain or loss will be reclassified ratably to our statements of income as a component of interest expense over the term of debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005 – CONTINUED

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

Balance, October 29, 2004	$88,376

Additional net deferred revenue/accrual made during the period	18,599

Payments made during the period	(11,791)

Balance, April 29, 2005	$95,184

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005 – CONTINUED

	Three Months Ended		Six Months Ended
	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004
Net income, as reported	$39,241	$39,089	$50,939	$57,475
Add: Stock-based employee compensation expense included	—	—	—	—
in reported net income, net of related tax effects
Deduct: Total stock-based employee compensation expense	1,451	1,561	2,836	3,116
determined under fair value based method for all awards,
net of related tax effects
Pro forma net income	$37,790	$37,528	$48,103	$54,359

Earnings per share:
Basic - as reported	$0.77	$0.76	$0.99	$1.13

Basic - pro forma	$0.74	$0.73	$0.94	$1.06

Diluted - as reported	$0.75	$0.74	$0.97	$1.09
Diluted - pro forma	$0.73	$0.73	$0.93	$1.06

NOTE 10:  PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2005 – CONTINUED

The cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended

Net periodic benefit cost	April 29, 2005	April 30, 2004	April 29, 2005	April 30, 2004

Service cost	$688	$526	$1,372	$1,034
Interest cost	2,747	2,593	5,488	5,158
Expected return on plan assets	(3,176)	(3,025)	(6,347)	(6,026)
Amortization of transition asset	(31)	(30)	(61)	(61)
Amortization of prior service cost	198	217	397	433
Recognized actuarial (gain)/loss	865	546	1,728	1,081

Net periodic benefit cost	$1,291	$827	$2,577	$1,619

NOTE 11:  SUBSEQUENT EVENTS

In May 2005, the Company announced that it has agreed to acquire Samuel Cabot Incorporated, a privately owned manufacturer of premium quality exterior and interior stains and finishes based in Newburyport, Massachusetts. Samuel Cabot’s revenues for calendar 2004 were approximately $58 million. The cash merger transaction is expected to close during June 2005, subject to regulatory approval.

NOTE 12:  RECLASSIFICATION

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

NOTE 13:  NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, Shareholder Based Payment on December 16, 2004. This statement requires companies to measure and recognize compensation cost relating to share-based payment transactions in a company’s financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Originally, this statement was effective for public companies as of the first interim or annual reporting period beginning after June 15, 2005 or the fourth quarter of fiscal year 2005. On April 14, 2005, the Securities and Exchange Commission adopted a rule that allows companies to implement Statement 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. Under such rules, the Company will adopt SFAS 123R in the first quarter of fiscal 2006. At that time, we will begin recognizing compensation expense related to unvested stock-based awards and newly granted awards. The Company is currently evaluating the impact of the adoption of this statement on its financial position and results of operations.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:  In the second quarter of fiscal 2005, our sales increased compared to the prior year as we raised selling prices to customers. However, we continued to experience increases in the cost of our raw materials, compared to the prior year period, due to issues of availability and unprecedented increases in the price of raw material feedstocks. This continues a trend of raw material cost increases that began in the second half of fiscal 2004. This factor reduced our gross margin in the second quarter from the 2004 levels, although net income for the quarter was flat compared to the prior year period. Our near-term ability to return to historical levels of gross margins depends on our ability to implement further price increases to offset future increases in raw material costs.

Critical Accounting Policies:  There were no material changes in the Company’s critical accounting policies during the quarter and six months ended April 29, 2005.

Operations:  Consolidated net sales increased 10.6% in the quarter to $705.9 million from $638.4 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 8.5% in the quarter, (unit growth of negative 0.5% and price mix of 9.0%). Consolidated net sales increased 10.8% in the six-month period to $1,263.1 million from $1,140.0 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 7.3% in the six-month period.

Net sales for the Paints segment increased 4.5% to $233.8 million in the quarter compared to the prior year. Net sales increased 6.4% to $392.4 million year to date compared to the same period last year. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Paints was 3.9% and 2.8% in the second quarter and year to date, respectively. Paints sales growth in the quarter was attributable to favorable price mix, partially offset by lower volumes in the architectural business. Net sales for the Coatings segment increased 12.0% to $399.0 million in the quarter compared to the same period last year. Net sales increased 10.5% to $739.2 million year to date compared to the prior year. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Coatings was 8.7% and 6.9% in the second quarter and year to date, respectively. Coatings core sales growth in the quarter was attributable to higher selling prices to customers and stronger demand in international markets. Due to the seasonal nature of the Company’s business, sales for the second quarter are not necessarily indicative of sales for the full year.

In the second quarter of 2005, consolidated gross profit increased $2.2 million from the prior year to $208.1 million. As a percent of consolidated net sales, consolidated gross profit during the second quarter of 2005 decreased to 29.5% from 32.3%. For the six-month period, consolidated gross profit decreased $1.4 million to $360.9 million. As a percent of consolidated net sales, consolidated gross profit during the six-month period of 2005 decreased to 28.6% from 31.8%. The decrease in gross profit in the second quarter was caused by significant increases in raw material costs, partially offset by price increases.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Consolidated operating expenses (research and development, selling and administrative) increased 5.8% to $139.7 million (19.8% of consolidated net sales) in the second quarter of 2005 from $132.1 million (20.7% of consolidated net sales) in 2004. For the six-month period, consolidated operating expenses increased 5.5% to $261.9 million (20.7% of consolidated net sales) from $248.2 million (21.8% of consolidated net sales) in the prior year. As a percent of consolidated net sales, expenses decreased in the second quarter primarily due to the effect of sales growing faster than expenses.

Second quarter earnings before interest and taxes (EBIT) decreased $3.3 million or 4.5% from the prior year second quarter. First half EBIT decreased $14.2 million or 12.5% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment decreased to $24.7 million from $36.3 million in the prior year second quarter. Year to date EBIT in the Paints segment decreased to $33.0 million from $50.0 million. As a percent of net sales for the Paints segment, EBIT decreased to 10.6% from 16.2% in the prior year second quarter and to 8.4% from 13.6% from the prior year to date. The decrease was largely attributable to higher raw material costs and manufacturing inefficiencies due to volume declines, partially offset by higher prices to customers. EBIT in the Coatings segment decreased to $43.6 million from $43.9 million in the prior year second quarter. Year to date EBIT in the Coatings segment decreased to $68.8 million from $80.5 million. As a percent of net sales for the Coatings segment, EBIT decreased to 10.9% from 12.3% in the prior year second quarter and to 9.3% from 12.0% from the prior year to date. The decrease was primarily due to higher raw materials costs, partially offset by higher prices to customers. Due to the seasonal nature of the Company’s business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $10.9 million in the second quarter of 2005 from $10.6 million in the second quarter of 2004. The increase was primarily driven by higher interest rates on borrowings partly offset by lower debt levels and savings associated with the reduction in our revolving bank line of credit from $1 billion to $500 million during the first quarter. Year to date interest expense increased to $21.5 million in 2005 from $21.0 million in the prior year. The year to date increase in interest expense was driven by higher interest rates, partially offset by lower debt levels.

Other income increased to $2.0 million in the second quarter from expense of $0.2 million in the same period last year. The improvement is the result of a favorable lawsuit settlement that occurred during the quarter.

The effective tax rate decreased from 38% in the second quarter last year to 34% in the second quarter of 2005. The tax rate decreased from 38% to 35% for the six-month period in 2005. The decline in the quarter and year to date tax rate is primarily related to increased income in lower tax jurisdictions. We expect our effective tax rate from continuing operations to be approximately 36% for the remainder of 2005.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net income in the second quarter of 2005 increased 0.4% to $39.2 million or $0.75 per diluted share. For the six-month period, net income decreased 11.4% to $50.9 million or $0.97 per diluted share.

Financial Condition:  The net cash used by the Company’s operations was $3.6 million for the first six months of 2005, compared with net cash provided by operations of $42.0 million for the first six months of 2004. For the first six months of 2005, $89.5 million in proceeds from bank borrowings and sale of treasury stock were used to fund $27.4 million in capital expenditures, $20.5 million in dividend payments, and $41.1 million in treasury stock purchases.

The use of cash for operations was related to increases in accounts receivable and inventories, and a decrease in accrued liabilities and accounts payable. Accounts Receivable increased $57.8 million as a result of increased sales primarily in the Architectural and Packaging product lines. Inventory increased $18.4 million due to higher raw material costs and accelerated purchases from suppliers due to availability. The decrease in accrued liabilities and accounts payable was due to timing of disbursements.

Capital expenditures for property, plant and equipment were $27.4 million in the first six months of 2005, compared with $25.1 million in the first six months of 2004. The Company expects capital spending in 2005 to be in the range of $60 to $65 million.

The ratio of total debt to capital increased to 43.8% at the end of second quarter of 2005 compared to 41.8% at the close of fiscal 2004. The total debt to capital ratio as of April 30, 2004 was 46.6%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing. The Company has a five-year $500 million unsecured committed revolving multi-currency credit facility with a syndicate of banks maturing November 2005. The intent of the Company is to replace this facility with a new credit facility on or before November 2005.

There were no material changes in the Company’s fixed cash obligations during the six months ended April 29, 2005.

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

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Forward Looking Statements:  This discussion contains certain “forward-looking” statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; risks related to any future significant acquisitions, including risks of adverse changes in the results of acquired businesses, risks of disruptions in business resulting from the Company’s relationships with customers and suppliers; unusual weather conditions that might adversely affect sales; changes in raw materials pricing and availability; delays in passing cost increases to customers; changes in governmental regulation, including more stringent environmental, health, and safety regulations; the nature, cost and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company is also subject to interest rate risk. At April 29, 2005, approximately 43% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material effect on the Company’s results of operations or financial position.

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

ITEM 2(c):   ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

01/29/05 - 02/25/05	800,100	46.11259	800,100	1,073,200

02/26/05 - 03/25/05	0	0	0	1,073,200

03/26/05 - 04/29/05	0	0	0	1,073,200

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held at the Research Center of the Corporation at 312 South 11th Avenue, Minneapolis, Minnesota, on February 23, 2005. The stockholders took the following actions:

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS – CONTINUED

(i)     The stockholders elected three directors to serve for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Thomas R. McBurney	45,656,641	2,151,168
Richard M. Rompala	46,332,024	1,475,785
Richard L. White	47,366,959	440,850

(ii)     The stockholders approved an increase in the shares reserved under the Corporation’s Stock Option Plan for Non-Employee Directors. 34,767,379 votes were cast for the resolution; 7,566,267 votes were cast against the resolution; 303,879 votes abstained; and there were 5,170,284 broker non-votes.

(iii)     The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2005. 45,998,065 votes were cast for the resolution; 1,698,113 votes were cast against the resolution; shares representing 111,631 votes abstained; and there were no broker non-votes.

ITEM 6:   EXHIBITS

10(a)	Amendment No. 1 to Credit Agreements between the Registrant and Barclays Bank PLC dated as of April 27, 2005
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 8, 2005	By	/s/Rolf Engh

Rolf Engh Secretary

Date: June 8, 2005	By	/s/Paul C. Reyelts

Paul C. Reyelts Executive Vice President and Chief Financial Officer