Form 10-Q
period 2005-07-29
VALSPAR CORP
filed 2005-09-07
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months	Commission File
Ended July 29, 2005	Number: 1-3011

THE VALSPAR CORPORATION

State of Incorporation:	IRS Employer ID No.:
Delaware	36-2443580

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes            ☒ No

As of August 26, 2005, The Valspar Corporation had 50,631,942 shares of common stock outstanding, excluding 9,589,370 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	July 29, 2005	July 30, 2004	October 29, 2004
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$53,392	$49,105	$54,143

Accounts receivable less allowance
(7/29/05 – $17,072; 7/30/04 – $15,062;
10/29/04 – $13,278)	472,549	436,198	411,635

Inventories:
Manufactured products	159,941	137,639	131,312
Raw materials, supplies and work-in-process	91,250	75,408	79,242

	251,191	213,047	210,554

Deferred income taxes	39,401	26,739	34,898

Prepaid expenses and other	79,778	90,920	91,085

TOTAL CURRENT ASSETS	896,311	816,009	802,315

GOODWILL	1,058,697	1,002,520	996,562
INTANGIBLES, NET	316,871	283,839	320,733
OTHER ASSETS, NET	78,905	92,836	63,082
LONG-TERM DEFERRED INCOME TAX	25,527	25,527	23,135

PROPERTY, PLANT AND EQUIPMENT	837,557	770,754	800,706
Less accumulated depreciation	(409,740)	(355,628)	(372,275)

	427,817	415,126	428,431

	$2,804,128	$2,635,857	$2,634,258

NOTE:	The Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(DOLLARS IN THOUSANDS)

	July 29, 2005	July 30, 2004	October 29, 2004
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to banks	$152,610	$161,243	$168,181
Current Portion of long-term debt	84,057	33	27
Trade accounts payable	250,348	233,512	234,446
Income taxes payable	68,470	62,311	45,254
Accrued liabilities	234,938	235,390	270,303

TOTAL CURRENT LIABILITIES	790,423	692,489	718,211

LONG-TERM DEBT	615,367	607,402	549,073

DEFERRED INCOME TAXES	202,453	187,931	203,608

DEFERRED LIABILITIES	165,407	170,819	163,003

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 250,000,000 shares;
Shares issued, including shares
in treasury – 60,221,312)	30,110	30,110	30,110

Additional paid-in capital	283,154	263,467	269,599

Retained earnings	869,182	771,952	803,156

Other	6,481	9,199	(60)

	1,188,926	1,074,728	1,102,805
Less cost of Common Stock in treasury
(7/29/05 – 9,566,227 shares; 7/30/04 – 8,851,465 shares;
10/29/04 – 8,916,833 shares)	158,449	97,512	102,442

	1,030,478	977,216	1,000,363

	$2,804,128	$2,635,857	$2,634,258

NOTE:	The Balance Sheet at October 29, 2004 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net sales	$725,477	$655,598	$1,988,563	$1,795,576

Cost of goods sold	505,889	446,925	1,408,036	1,224,584

Gross profit	219,588	208,673	580,527	570,992

Research and development	20,036	19,104	59,055	55,643

Selling and administrative	114,134	104,865	336,968	316,538

Income from operations	85,418	84,704	184,504	198,811

Interest expense	11,535	10,264	32,995	31,244

Other (income)/expense – net	2,070	1,999	1,714	2,424

Income before income taxes	71,813	72,441	149,795	165,143

Income taxes	26,100	27,528	53,143	62,754

Net income	$45,713	$44,913	$96,652	$102,389

Net income per common share – basic	$0.45	$0.44	$0.95	$1.00

Net income per common share – diluted	$0.44	$0.43	$0.92	$0.97

Average number of common shares outstanding
– basic	101,756,802	102,658,474	102,242,560	102,291,410

– diluted	104,052,304	105,395,450	104,615,388	105,446,408

Dividends paid per common share	$0.20	$0.18	$0.60	$0.54

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 29, 2005	July 30, 2004
OPERATING ACTIVITIES:
Net income	$96,652	$102,389
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	45,080	40,523
Amortization	3,577	3,313
Asset divestitures	3,448	5,735
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(43,833)	(37,740)
(Increase)/decrease in inventories and other current assets	(24,507)	(23,707)
Increase/(decrease) in accrued liabilities and trade accounts payable	(29,560)	6,128
Increase/(decrease) in income taxes payable	22,867	12,938
Increase/(decrease) in other deferred liabilities	2,249	15,655
Other	(9,717)	(8,446)

Net Cash (Used In)/Provided By Operating Activities	66,256	116,788

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,895)	(39,192)
Net assets of businesses acquired	(78,691)	(43,685)

Net Cash (Used In)/Provided By Investing Activities	(119,586)	(82,877)

FINANCING ACTIVITIES:
Net change in borrowings	123,092	(17,085)
Proceeds from sale of treasury stock	19,954	18,357
Treasury stock purchases	(59,851)	—
Dividends paid	(30,617)	(27,667)

Net Cash (Used In)/Provided By Financing Activities	52,578	(26,395)

Increase/(decrease) in Cash and Cash Equivalents	(751)	7,516

Cash and Cash Equivalents at Beginning of Period	54,143	41,589

Cash and Cash Equivalents at End of Period	$53,392	$49,105

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2005

NOTE 1:    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 29, 2005 are not necessarily indicative of the results that may be expected for the year ending October 28, 2005.

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

NOTE 2:    ACCOUNTS PAYABLE

Trade accounts payable includes $27.3 million at July 29, 2005, $40.1 million at October 29, 2004 and $33.3 million at July 30, 2004 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:    ACQUISITIONS AND DIVESTITURES

In June 2005, the Company acquired Samuel Cabot Incorporated, a privately owned manufacturer of premium quality exterior and interior stains and finishes based in Newburyport, Massachusetts. Samuel Cabot’s revenue for calendar year 2004 was approximately $58 million. The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

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
JULY 29, 2005 – CONTINUED

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

NOTE 4:    COMPREHENSIVE INCOME

For the three and nine months ended July 29, 2005 and July 30, 2004, activity within Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net Income	$45,713	$44,913	$96,652	$102,389
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(9,484)	(971)	4,070	7,528
Deferred gain (loss) on hedging activities	623	171	2,367	7,075

Total Comprehensive Income	$36,852	$44,113	$103,089	$116,992

NOTE 5:    GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended July 29, 2005 increased from the end of fiscal 2004 by $62.1 million to $1,058.7 million. The increase is due to the Samuel Cabot acquisition, partially offset by foreign currency translation. The purchase price allocation to goodwill for the Samuel Cabot acquisition is preliminary and is subject to change upon completion of a post closing valuation.

Total intangible amortization expense for the nine months ended July 29, 2005 was $3.6 million, compared to $3.3 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 29, 2005 is expected to be approximately $4.8 million annually.

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
JULY 29, 2005 – CONTINUED

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative results for the three and nine months ended July 29, 2005 and July 30, 2004 on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net Sales:
Paints	$245,169	$229,236	$637,556	$597,967
Coatings	409,577	364,293	1,148,778	1,032,974
All Other	103,336	87,145	289,191	231,826
Less Intersegment sales	(32,605)	(25,076)	(86,962)	(67,191)

Total Net Sales	$725,477	$655,598	$1,988,563	$1,795,576

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2005 – CONTINUED

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
EBIT
Paints	$30,424	$38,288	$63,447	$88,296
Coatings	52,108	46,252	120,909	126,703
All Other	816	(1,835)	(1,566)	(18,612)

Total EBIT	$83,348	$82,705	$182,790	$196,387

Interest	$11,535	$10,264	$32,995	$31,244

Income before Income Taxes	$71,813	$72,441	$149,795	$165,143

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

At July 29, 2005, the Company had a $100 million notional amount interest rate swap contract designated as a cash flow hedge to pay a fixed rate of interest and receive variable rates of interest based on LIBOR. This contract began during fiscal 2004 and will mature during fiscal 2008. The Company also had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swaps and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

During the quarter, the Company entered into $150 million and $100 million of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt the Company planned to issue during fiscal year 2005 and during fiscal year 2007, respectively. The treasury locks are derivative instruments as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and as the critical terms of the treasury locks and hedged debt match, there is an assumption of no ineffectiveness for these hedges. Once the treasury locks are terminated, any realized gain or loss will be reclassified ratably to our statements of income as a component of interest expense over the term of debt. The $150 million treasury lock was terminated on July 12, 2005, as a result of the bond issuance during the quarter, yielding a deferred pre-tax loss of $0.9 million. This loss is reflected, net of tax, in accumulated other comprehensive loss in our consolidated balance sheet as of July 29, 2005 and will be reclassified ratably to our statements of income as an increase to interest expense over the term of the related debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2005 – CONTINUED

On July 15, 2005, the Company issued $150.0 million of unsecured, unsubordinated notes that mature on August 1, 2015 and have a coupon rate of 5.10% via a private placement under Rule 144A of the Securities Act of 1933.  The net proceeds of $148.9 million were used to pay off short-term borrowings, including borrowings used to finance our acquisition of Samuel Cabot Incorporated in June 2005.  The notes include covenants that, with certain exceptions, restrict our ability to incur debt secured by liens, engage in certain sale-leaseback transactions.  The covenants may also, under certain limited circumstances, restrict our ability to merge and consolidate or sell all or substantially all of our assets.  We have agreed to file a registration statement with the Securities and Exchange Commission relating to an exchange offer of new notes with terms substantially identical to the existing notes, or under circumstances, to file a shelf registration statement covering re-sales of the existing notes.

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

Balance, October 29, 2004	$88,376

Additional net deferred revenue/accrual made during the period	25,268

Payments made during the period	(16,435)

Balance, July 29, 2005	$97,209

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2005 – CONTINUED

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net income, as reported	$45,713	$44,913	$96,652	$102,389
Add: Stock-based employee compensation	—	—	—	—
expense included in reported net
income, net of related tax effects
Deduct: Total stock-based employee	1,451	1,648	4,287	4,764
compensation expense determined under
fair value based method for all awards,
net of related tax effects

Pro forma net income	$44,262	$43,265	$92,365	$97,625

Earnings per share:
Basic – as reported	$0.45	$0.44	$0.95	$1.00

Basic – pro forma	$0.44	$0.42	$0.90	$0.95

Diluted – as reported	$0.44	$0.43	$0.92	$0.97

Diluted – pro forma	$0.43	$0.42	$0.90	$0.95

NOTE 10:    PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Net periodic benefit cost
Service cost	$678	$520	$2,050	$1,554
Interest cost	2,733	2,583	8,221	7,741
Expected return on plan assets	(3,167)	(3,019)	(9,514)	(9,045)
Amortization of transition asset	(30)	(30)	(91)	(91)
Amortization of prior service cost	199	217	596	650
Recognized actuarial (gain)/loss	861	731	2,589	1,812

Net periodic benefit cost	$1,274	$1,002	$3,851	$2,621

During the third quarter, the Company made discretionary contributions of approximately $8.7 million to its US pension plans.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY
29, 2005 – CONTINUED

NOTE 11:    SUBSEQUENT EVENTS

On August 17, 2005, the Company announced a two-for-one stock split, effected in the form of a 100% stock dividend.  The shares used in the basic and diluted earnings per share computation and the basic and diluted earnings per share amounts have been retroactively restated to reflect the stock split in accordance with Statement of Financial Accounting Standards (SFAS) 128. On August 15, 2005, prior to the Board of Director’s approval of the stock split, the Company issued its third quarter earnings release. Accordingly, the shares and earnings per share amounts did not reflect the stock split and are presented in the table below:

	Three Months Ended		Nine Months Ended
	July 29, 2005	July 30, 2004	July 29, 2005	July 30, 2004
Earnings per share (per earnings release):
Basic – as reported	$0.90	$0.87	$1.89	$2.00

Diluted – as reported	$0.88	$0.85	$1.85	$1.94

Average number of common shares outstanding
– basic	50,878,401	51,329,237	51,121,280	51,145,705

– diluted	52,026,152	52,697,725	52,307,694	52,723,204

Shareholders of record as of the close of business on September 2, 2005, will receive one additional share for every one share owned. The additional shares will be distributed on September 23, 2005.

In December 2004, the FASB issued Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, (FSP No. 109-2).  FSP No. 109-2 provides guidance with respect to recording the impact of the repatriation provisions of the American Jobs Creation Act of 2004 (The AJCA).  Among its many provisions, the AJCA provides a one-time opportunity to repatriate the undistributed earnings of our non-U.S. subsidiaries during the fiscal year ended 2005 at a U.S. tax cost that may be lower than the normal tax cost on such distributions.  During the third quarter of 2005, the Company finalized its repatriation plan under the AJCA and recorded tax expense associated with the plan of $1.0 million.

NOTE 12:    RECLASSIFICATION

Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2005 – CONTINUED

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

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Overview:   In the third quarter of fiscal 2005, our sales increased compared to the prior year, primarily due to higher selling prices to customers. However, we continued to experience increases in the cost of our raw materials, compared to the prior year period. This continues a trend of raw material cost increases that began in the second half of fiscal 2004. This factor reduced our gross margin in the third quarter from the 2004 levels, although net income for the quarter was up slightly compared to the prior year period. Our near-term ability to return to historical levels of gross margins depends on our ability to implement further price increases to offset increases in raw material costs.

We also announced in the third quarter the planned closure of seven manufacturing facilities as the first phase of a broad-based strategy to reduce our manufacturing capacity and better utilize our remaining plants.  By the end of 2006, we plan to reduce manufacturing capacity worldwide by approximately 10%.

Critical Accounting Policies:   There were no material changes in the Company’s critical accounting policies during the quarter and nine months ended July 29, 2005.

Operations:   Consolidated net sales increased 10.7% in the quarter to $725.5 million from $655.6 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 6.8% in the quarter. Consolidated net sales increased 10.7% in the nine-month period to $1,988.6 million from $1,795.6 million in the prior year. Excluding the positive effect of foreign currency exchange and acquisitions, net sales increased 7.1% in the nine-month period.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net sales for the Paints segment increased 7.0% to $245.2 million in the quarter compared to the prior year. Net sales increased 6.6% to $637.6 million year to date compared to the same period last year. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Paints was 1.3% and 2.2% in the third quarter and year to date, respectively. Paints sales growth in the quarter was primarily attributable to favorable price/mix, partially offset by lower volumes in the architectural business driven by a reduction in our customer’s inventories. Net sales for the Coatings segment increased 12.4% to $409.6 million in the quarter compared to the same period last year. Net sales increased 11.2% to $1,148.8 million year to date compared to the prior year. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Coatings was 9.1% and 7.7% in the third quarter and year to date, respectively. Coatings core sales growth in the quarter was primarily attributable to higher selling prices to customers and stronger demand in international markets. Due to the seasonal nature of the Company’s business, sales for the third quarter are not necessarily indicative of sales for the full year.

In the third quarter of 2005, consolidated gross profit increased $10.9 million from the prior year to $219.6 million. As a percent of consolidated net sales, consolidated gross profit during the third quarter of 2005 decreased to 30.3% from 31.8%. Excluding the impact in the third quarter for the planned closure of seven manufacturing facilities of $3.1 million, the gross margin decreased to 30.7% from 31.8% For the nine-month period, consolidated gross profit increased $9.4 million to $580.5 million. As a percent of consolidated net sales, consolidated gross profit during the nine-month period of 2005 decreased to 29.2% from 31.8%. The decrease in gross profit in the third quarter and year to date was caused by continued increases in raw material costs, partially offset by price increases.

Consolidated operating expenses (research and development, selling and administrative) increased 8.2% to $134.2 million (18.5% of consolidated net sales) in the third quarter of 2005 from $124.0 million (18.9% of consolidated net sales) in 2004. For the nine-month period, consolidated operating expenses increased 6.4% to $396.0 million (19.9% of consolidated net sales) from $372.2 million (20.7% of consolidated net sales) in the prior year. As a percent of consolidated net sales, expenses decreased in the third quarter primarily due to the effect of sales growing faster than expenses and tight expense controls.

Third quarter earnings before interest and taxes (EBIT) increased $0.6 million or 0.8% from the prior year third quarter. First nine months EBIT decreased $13.6 million or 6.9% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment decreased to $30.4 million from $38.3 million in the prior year third quarter. The decrease in EBIT in the quarter was largely attributable to higher raw material costs, partially offset by higher prices to customers. Year to date EBIT in the Paints segment decreased to $63.4 million from $88.3 million. As a percent of net sales for the Paints segment, EBIT decreased to 12.4% from 16.7% in the prior year third quarter and to 10.0% from 14.8% in the prior year to date period. EBIT in the Coatings segment increased to $52.1 million from $46.3 million in the prior year third quarter. The increase in EBIT in the quarter was primarily driven by revenue growth. Year to date EBIT in the Coatings segment decreased to $120.9 million from $126.7 million. As a percent of net sales for the Coatings segment, EBIT remained unchanged at 12.7%

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

from the prior year third quarter and decreased to 10.5% from 12.3% in the prior year to date period. Due to the seasonal nature of the Company’s business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $11.5 million in the third quarter of 2005 from $10.3 million in the third quarter of 2004. The increase was primarily driven by higher interest rates on borrowings as well as higher debt levels related to the Samuel Cabot acquisition and share repurchases. Year to date interest expense increased to $33.0 million in 2005 from $31.2 million in the prior year. The year to date increase in interest expense was driven by higher interest rates on borrowings and higher debt levels.

Other expense remained unchanged at $2.0 million in both the third quarter and the same period last year.

The effective tax rate decreased from 38.0% in the third quarter last year to 36.3% in the third quarter of 2005. The third quarter tax rate includes the accrual of tax for our planned repatriation under the American Jobs Creation Act that is mostly offset by an audited and approved research and development credit claim. The tax rate decreased from 38% to 35.5% for the nine-month period in 2005. The decline in the quarter and year to date tax rate is primarily related to an improvement in the geographical mix of earnings. We expect our effective tax rate from continuing operations to be approximately 36% for the remainder of 2005.

Net income in the third quarter of 2005 increased 1.8% to $45.7 million or $0.44 per diluted share. For the nine-month period, net income decreased 5.6% to $96.7 million or $0.92 per diluted share.

Financial Condition:    The net cash provided by the Company’s operations was $66.3 million for the first nine months of 2005, compared with net cash provided by operations of $116.8 million for the first nine months of 2004. For the first nine months of 2005, $143.0 million in proceeds from bank borrowings and sale of treasury stock were used to fund $119.6 million in acquisitions and capital expenditures, $59.9 million in treasury stock purchases, and $30.6 million in dividend payments.

The cash generated from net income was reduced by increases in accounts receivable and inventories, along with decreases in accrued liabilities and accounts payable. Accounts receivable increased $43.8 million as a result of increased sales primarily driven by increased customer pricing. Inventory increased $24.5 million due to higher raw material costs. Accrued liabilities and accounts payable decreased $29.6 million as a result of timing of disbursements.

Capital expenditures for property, plant and equipment were $40.9 million in the first nine months of 2005, compared with $39.2 million in the first nine months of 2004. The Company expects capital spending in 2005 to be in the range of $60 to $65 million.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The ratio of total debt to capital increased to 45.3% at the end of third quarter of 2005 compared to 41.8% at the close of fiscal 2004. The total debt to capital ratio as of July 30, 2004 was 44.0%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing. The Company has a five-year $500 million unsecured committed revolving multi-currency credit facility with a syndicate of banks maturing November 2005. The intent of the Company is to replace this facility with a new credit facility on or before November 2005.

There were no material changes in the Company’s fixed cash obligations during the nine months ended July 29, 2005.

Off-Balance Sheet Financing:    The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward-Looking Statements:    This discussion contains certain “forward-looking” statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; risks related to any future acquisitions, including risks of adverse changes in the results of acquired businesses and the assumption of unforeseen liabilities; risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; risks of disruptions in business resulting from the Company’s relationships with customers and suppliers; unusual weather conditions adversely affecting sales; changes in raw materials pricing and availability; delays in passing along cost increases to customers; changes in governmental regulation, including more stringent environmental, health and safety regulations; the nature, cost and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligations to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company is also subject to interest rate risk. At July 29, 2005, approximately 30% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material effect on the Company’s results of operations or financial position.

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

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.
(b)    Not applicable.

(c)    We made the following repurchases of equity securities during the quarter ended July 29, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

04/30/05 – 05/27/05	—	—	—	1,073,200

05/28/05 – 06/24/05	45,200	47.99	45,200	1,028,000

06/25/05 – 07/29/05	347,800	47.57	347,800	680,200

ITEM 6:    EXHIBITS

Exhibits

4(a)	Indenture dated July 15, 2005, between the registrant and The Bank of New York Trust Company, N.A., as Trustee; relating to the Company’s 5.100% Notes due 2015, including form of registrant’s 5.100% Notes due 2015. This exhibit is incorporated by reference to Exhibit 10.1 to Form 8-K, filed on July 18, 2005.
10(a)	The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, effective June 22, 2005.
10(b)	Resolutions Adopted by The Valspar Corporation Board of Directors on July 22, 2005 – Election and Compensation of Thomas R. McBurney as Non-Executive Chairman of the Board of Directors
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 7, 2005	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: September 7, 2005	By	/s/ Paul C. Reyelts
Paul C. Reyelts Executive Vice President and Chief Financial Officer