Form 10-K
period 2005-10-28
VALSPAR CORP
filed 2006-01-11
CIK 102741

Annual Report on Form 10-K

The Valspar Corporation

October 28, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended October 28, 2005	Commission file number 1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	36-2443580 (I.R.S. Employer Identification No.)
1101 Third Street South Minneapolis, Minnesota (Address of principal executive offices)	55415 (Zip Code)
Registrant’s telephone number, including area code	(612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.50 Par Value Common Stock Purchase Rights	Name of Each Exchange on which Registered New York Stock Exchange New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes      X      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes             No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes      X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes      X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).   Yes             No      X

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 29, 2005 was $1.6 billion based on the closing sales price of $20.665 per share (adjusted for 2-for-1 stock split on 9/23/05) as reported on the New York Stock Exchange. As of December 31, 2005, 100,899,137 shares of Common Stock, $.50 par value per share (net of 19,543,487 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

	Incorporated Documents	Location in Form 10-K
1.	The Valspar Corporation Annual Report to Stockholders for fiscal year ended October 28, 2005 (to the extent described herein)	Part II
2.
The Valspar Corporation Notice of 2006 Annual Meeting
of Stockholders and Proxy Statement to be filed with the
Securities and Exchange Commission within 120 days of
fiscal year ended October 28, 2005 (to the extent
	described herein)	Part III

Part  I

Item 1.   Business

Overview

The Valspar Corporation is a leading global coatings and paint manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2005 from our coatings and paint segments were $1.573 billion and $869.3 million, respectively. Our total net sales in 2005 were $2.714 billion.

Within the coatings segment, our industrial coatings product line includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers. Products within our industrial coatings product line include fillers, primers, stains and topcoats used by customers in a wide range of manufacturing industries, including building products, appliances, automotive parts, furniture, transportation, agricultural and construction equipment and metal fabrication. We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electro-deposition, powder, solvent-borne, water-borne, and UV light-cured coatings.

Our packaging coatings product line within the coatings segment includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans. We also produce coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has been apparent in this product line, and we have responded by offering a wide variety of packaging coatings products throughout the world.

Our architectural paint product line is the largest part of our paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products. We sell these products primarily into the do-it-yourself market through home centers, mass merchants, hardware wholesalers and independent dealers, including Lowe’s and Wal-Mart. We develop customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments through point-of-purchase materials, labeling and product and color selection assistance. We offer exclusive private label brands for customers and our own branded products. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores.

Within the paints segment, we also offer automotive refinish paints that are sold through automotive refinish distributors and body shops, aerosol spray paints that are sold through automotive distributors and automotive supply retailers.

In addition to the main product lines within our two segments, we make and sell specialty polymers, colorants and gelcoats, and we sell furniture protection plans. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings and

Part  I  (continued)

Item 1.   Business  (continued)

building products manufacturers. We believe our ability to develop proprietary polymers for use in our coatings and paints (especially our architectural paints) provides us with an advantage over competitors who do not produce these products themselves. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

The Valspar Corporation is a Delaware corporation and was founded in 1806. Our principal executive offices are located at 1101 Third Street South, Minneapolis, Minnesota 55415, and our telephone number at that address is 612-332-7371. Our website address is www.valspar.com. The information on our website is not part of this filing.

Acquisitions

Much of our growth has occurred during the last decade. During this time we have expanded our business into international markets. A significant portion of our business growth has been accomplished through acquisitions. Since 1995, we have made more than 20 acquisitions, including purchases of equity in joint ventures. Our most important acquisitions include Coates Coatings (1996, 1997, 2000 and 2001), Dexter Packaging (1999) and Lilly Industries, Inc. (2000).

In fiscal 2004, we completed two acquisitions. In January 2004, we acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately 39 million Euros (approximately $50 million at time of acquisition). In August 2004, we acquired selected assets of the Forest Products business of Associated Chemists, Inc., a manufacturer and distributor of wood coatings and chemicals for the pulp and paper industry based in Portland, Oregon. Revenue of the Forest Products business for calendar year 2003 was approximately $28 million.

In June 2005, we completed the acquisition of Samuel Cabot Incorporated, a privately owned manufacturer of premium quality exterior and interior stains and finishes. Cabot, based in Newburyport, Massachusetts, had sales of approximately $58 million in the year ended September 30, 2004, and had been family-owned since 1877.

Products

Coatings Segment

Within the coatings segment, our industrial coatings product line includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America, South America, Australia, Europe and Asia. Our industrial coatings product line includes fillers, primers, stains and topcoats used by customers in a wide range of manufacturing industries, including furniture, building products, transportation, appliances, automotive parts, agricultural equipment, construction equipment and metal fabrication.

Part  I  (continued)

Item 1.   Business  (continued)

We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electro-deposition, powder, solvent-borne, water-borne and radiation cured coatings. This broad technology capability allows us to customize our industrial coatings products to our customers’ specifications and to provide “one-stop” integrated solutions. For example, in the appliance coatings market, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance customers.

Packaging coatings are considered part of the global industrial coatings market. The packaging coatings product line within our coatings segment includes coatings for both interior and exterior use in metal packaging containers, principally food containers and beverage cans for global customers. We also produce coatings for aerosol and paint cans, bottle crowns for glass and plastic packaging and glass bottle closures.

We believe we became the world’s largest supplier of metal packaging coatings following our 1996 acquisition of the Coates Coatings business in the United States, Europe and Australia. In addition to providing us with a global manufacturing presence, this acquisition provided us with external packaging coatings and metal decorating ink technologies, thereby improving the depth and breadth of our product line. Our 1999 acquisition of Dexter’s packaging coatings business further expanded our international presence, providing us with additional manufacturing facilities in Europe and Asia. We believe we are now the only coatings manufacturer in the global beverage can market that supplies coatings for the entire can. The major customers of our packaging coatings product line include global companies that apply our coatings in the production of metal packaging products, principally food containers and beverage cans. Consolidation and globalization of our customers has been very apparent in this market segment, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

Paints Segment

Our architectural paint products comprise the largest portion of our paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used primarily in the do-it-yourself market. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers and independent dealers, including Lowe’s and Wal-Mart. Due to the weather requirements of house painting, sales of our architectural products are seasonal, with the lowest levels occurring in the first quarter of our fiscal year when weather conditions in much of North America are ill-suited for exterior painting.

We develop highly customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments from their competitors’ through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar®, Cabot®, Plasti-Kote®, McCloskey® and Goof Off®. We also manufacture for our customers

Part  I  (continued)

Item 1.   Business  (continued)

exclusive brands such as American Tradition®, Signature Colors®, Severe Weather®, Enterprise® and Decorative Effects®, in addition to a variety of other private label brands. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores. We have been recognized as the paint supplier of the year eight times for Lowe’s and twice for Wal-Mart.

Within the paints segment, we also manufacture and distribute automotive refinish paints under the brand names Valspar®, De Beer® and House of Kolor®. We also supply aerosol spray paints for automotive distributors and large automotive supply retailers under the brand names Plasti-Kote®, Tempo® and Mr. Spray®. Major customers for these products include large automotive supply retailers.

All Other

In addition to our main product lines, we make and sell specialty polymers, gelcoats and colorants, and we sell furniture protection plans. We manufacture specialty polymers and colorants for internal use and for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our paints and coatings (especially our architectural paints) provides us with an advantage over some of our competitors who cannot produce these products themselves. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

Competition

All aspects of the paint and coatings business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than us.

Competition in our coatings segment is based on technical capabilities for specific product formulation, the ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for industrial coatings are becoming increasingly global, and customers are looking for global coatings solutions. We believe we can provide global coatings solutions to our customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing innovative technologies.

Competition in our paints segment is based on factors such as price, product quality, distribution and consumer recognition. In this segment, we offer highly customized merchandising and marketing support programs to our customers. We have also supported brand awareness through high-quality and well-designed products. Relationships, such as the one we have with key retailers like Lowe’s, are highly important, as major home centers account for much of the growth in architectural coatings.

Part  I  (continued)

Item 1.   Business  (continued)

International Joint Ventures

We have formed various international joint ventures over the past several years.

Hong Kong and China.   We formed a joint venture company with China Merchants Hai Hong Holdings Co., Ltd. in Hong Kong in 1995 for the purpose of constructing a packaging coatings plant in the Shenzhen Economic Development Zone in the Guangdong Province of China. This plant became operational in 1997 and currently manufactures and distributes our packaging coatings products in China, Hong Kong and other Southeast Asian markets. We also acquired Coates’ packaging coatings and metal decoration inks business in Hong Kong and Guangzhou, China in 1997 and Dexter’s packaging coatings business in China in 1999. These businesses are now consolidated within the Hong Kong joint venture.

South Africa.   In December 1997, as part of the Coates acquisition, we acquired a 49% interest in a joint venture with Coates for packaging coatings in South Africa. In February 1999, as part of the Dexter acquisition, we acquired Dexter’s majority position in a joint venture with Plascon (Pty) Limited, a South African company, for packaging coatings in South Africa. In October 2000, we acquired Coates’ 51% interest in the Valspar/Coates joint venture and reorganized the businesses of both South African joint ventures so that Valspar now has a majority position in a joint venture with Plascon for a combined packaging coatings business in South Africa.

Japan.   In 1999, we assumed Dexter’s majority position in a joint venture with Rock Paint, a Japanese company, to sell packaging coatings in Japan. Our joint venture partner manufactures products sold by the joint venture.

Raw Materials

We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry economic cycle for the past 24 months has reflected a strong demand globally with high capacity utilization. In some cases we are experiencing very tight supply and demand dynamics, resulting in frequent and rapid price increases for certain types of raw materials. Raw material shortages and price increases are being managed to minimize the impact on our operations. In general, higher crude oil and natural gas prices and higher supplier capacity utilization result in higher prices for our raw materials. Because our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

Part  I  (continued)

Item 1.   Business  (continued)

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

Seasonality and Working Capital Items

Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in the paints segment. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 5 of the Notes to Consolidated Financial Statements on page 15 of Valspar’s 2005 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Significant Customers

In 2005, our sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 33% of net sales. Our sales to Lowe’s Companies, Inc. are in the paints segment. In 2005, our five largest customers in the paints segment accounted for approximately 66% of our net sales in the paints segment.

Backlog and Government Contracts

We have no significant backlog of orders and generally are able to fill orders on a current basis.

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

Part  I  (continued)

Item 1.   Business  (continued)

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

Research and development costs for fiscal 2005 were $79,286,000, representing a 4.5% increase over fiscal 2004 ($75,880,000). Fiscal 2004 costs increased 8.9% over those of fiscal 2003 ($69,667,000). Our primary emphasis has been on developing and refining emerging technologies in our coatings segment.

Environmental Compliance

We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2005, and capital expenditures for fiscal 2006 to comply with existing laws and regulations are also not expected to be material.

Employees

We employ approximately 7,540 persons, approximately 740 of whom are subject to collective bargaining. We believe that our relationship with our unionized employees is good.

Foreign Operations and Export Sales

Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a lesser extent, joint ventures. The bulk of our foreign operations have been acquired in the last ten years, and sales from foreign operations continue to increase. In 1996, we acquired the European, U.S. and Australian metal decorating inks and packaging coatings business of Coates Coatings to provide our packaging coatings customers with global support. In 1999, we acquired the global packaging coatings business of the Dexter Corporation, along with its industrial coatings business in France. This acquisition added several manufacturing facilities throughout Europe and in Singapore. In December 2000, we completed our acquisition of Lilly Industries, which had manufacturing operations in Canada, Mexico, Europe and Asia. In 2004, we acquired the Dutch company, De Beer Lakfabrieken, B.V. We now have manufacturing operations in, among other countries, Australia, Brazil, Canada, China,

Part  I  (continued)

Item 1.   Business  (continued)

France, Germany, Ireland, Malaysia, Mexico, the Netherlands, Singapore, Switzerland and the United Kingdom. We also have joint ventures in China, Hong Kong, Japan and South Africa and sales offices in other countries.

Our various acquisitions over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 30% of the Company’s total revenues in fiscal 2005. During fiscal 2005, export sales from the United States represented approximately 3.5% of our business. See Note 2 of the Notes to Consolidated Financial Statements on page 15 of Valspar’s 2005 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Risk Factors

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

Fluctuations in the supply and prices of raw materials could negatively impact our financial results.

We purchase the raw and intermediate materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are petroleum-based derivatives and minerals and metals. Under normal market conditions, these materials are generally available on the open market. From time to time, however, the prices and availability of these raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. During the past twenty-four months, raw material costs have increased significantly, reducing our profit margins. Hurricanes Katrina and Rita and the related flooding in the Gulf Coast region may also limit the availability of certain raw materials, which may result in tight supplies of such raw materials and further price increases for these materials over the next several months. If raw material costs continue to increase, and we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience further reductions to our profit margins.

Many of our customers are in cyclical industries, which may affect the demand for our products.

Many of our customers, especially for our industrial products, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. Downward economic cycles affecting the industries of our customers will reduce sales of our products. If general economic conditions deteriorate, we may suffer reductions in our sales and profitability.

Part  I  (continued)

Item 1.   Business  (continued)

The industries in which we operate are highly competitive and some of our competitors may be larger and may havegreater financial resources than we do.

All aspects of the paint and coatings business are highly competitive. We face strong competitors in all areas of our business. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth. A number of our competitors are larger than us and may have greater financial resources than we do. Increased competition with these companies could curtail price increases or could require price reductions or increased spending on marketing and sales, any of which could adversely affect our results of operations.

Industry sources estimate that the top ten largest coatings manufacturers represent more than half of the world’s coatings sales. Our larger competitors may have more resources to finance acquisitions or internal growth in this competitive environment. Also, we buy our raw materials from large suppliers, primarily chemical companies. In many of our product lines, we then sell our finished goods to large customers, such as do-it-yourself home centers, large equipment manufacturers and can makers. Our larger competitors may have more resources or capabilities to conduct business with these large suppliers and large customers. Finally, many of our larger competitors operate businesses other than paints and coatings. These competitors may be better able to compete during industry downturns.

We have a significant amount of indebtedness.

Our long-term debt was $706,415,000 at October 28, 2005. Our level of indebtedness may have important consequences. For example, it:

  may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;
  could make us less attractive to prospective or existing customers or less attractive to potential acquisition targets; and
  may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to a competitor that may have lower indebtedness.

Our strategy of growth through mergers and acquisitions may not be successful.

Mergers and acquisitions have historically contributed significantly to the growth of our company. As part of our growth strategy, we intend to continue pursuing acquisitions of complementary businesses or products and joint ventures. If we are successful in completing such acquisitions, we may experience:

  difficulties in assimilating acquired companies and products into our existing business;
  delays in realizing the benefits from the acquired companies or products;
  diversion of our management’s time and attention from other business concerns;
  lack of or limited prior experience in any new markets we may enter;

Part  I  (continued)

Item 1.   Business  (continued)

  unforeseen claims and liabilities, including unexpected environmental exposures or product liability;
  unforeseen adjustments, charges and write-offs;
  problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;
  unexpected losses of customers of, or suppliers to, the acquired business;
  difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;
  variability in financial information arising from the implementation of purchase price accounting;
  difficulties in retaining key employees of the acquired businesses; and
  challenges arising from the increased scope, geographic diversity and complexity of our operations.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses or the cost of acquired assets. Any of these factors may make it more difficult to repay our debt, including our obligations under the new notes. We can give no assurance that we will continue to be able to identify, acquire and integrate successful strategic acquisitions in the future or be able to implement successfully our operating and growth strategies within our existing markets or with respect to any future product or geographic diversification efforts.

We derive a substantial portion of our revenues from foreign markets, which subjects us to additional business risks.

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have 20 production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Canada, Mexico, the United Kingdom, France, Germany, Ireland, The Netherlands, Switzerland, Australia, China, Malaysia, South Africa, Singapore and Brazil. In 2005, revenues from products sold outside the United States accounted for approximately 30% of our net sales. We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

  agreements may be difficult to enforce and receivables difficult to collect;
  foreign customers may have longer payment cycles;
  foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;
  foreign operations may experience staffing difficulties and labor disputes;
  transportation and other shipping costs may increase;
  foreign governments may nationalize private enterprises;

Part  I  (continued)

Item 1.   Business  (continued)

  unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;
  intellectual property rights may be more difficult to enforce;
  fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;
  general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;
  our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;
  unexpected adverse changes in foreign laws or regulatory requirements may occur; and
  compliance with a variety of foreign laws and regulations may be burdensome.

We have certain key customers.

Our relationships with certain key customers are important to us. From 2003 through 2005, sales to our largest customer, Lowe’s Companies, Inc., have ranged from 16.6-17.0% of our total net sales. In 2005, our ten largest customers accounted for approximately 33% of our total net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to Lowe’s Companies, Inc. could have a material adverse impact on us.

Environmental laws and regulations could subject us to significant future liabilities.

We are subject to numerous environmental laws and regulations that impose various environmental controls on us, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes, the investigation and remediation of soil and groundwater affected by hazardous substances, or otherwise relating to environmental protection and various health and safety matters. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances and violations of these laws and regulations can also result in fines and penalties. We are currently undertaking remedial activities at a number of our facilities and properties, and have received notices under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or analogous state laws of liability or potential liability in connection with the disposal of material from our operations or former operations.

Item 2.   Properties

We own our principal offices encompassing 225,000 square feet in Minneapolis, Minnesota. Manufacturing operations in North America are conducted at thirty-seven locations, primarily in California, Illinois, Indiana, North Carolina, Pennsylvania and Texas, with two plants each in

Part  I  (continued)

Item 2.   Properties  (continued)

Canada and Mexico. The combined square footage of the thirty-four owned and three leased plants in North America is approximately 4,975,000 (4,560,000 square feet owned and 415,000 square feet leased). Manufacturing operations in Europe are conducted at eight owned and two leased locations, with plants in the United Kingdom, France, Germany, Ireland, the Netherlands and Switzerland with a combined square footage of approximately 910,000 (834,000 square feet owned and 76,000 square feet leased). In Asia Pacific, we own two manufacturing facilities in both Australia and China and one each in Malaysia and South Africa. In addition, one plant is leased in both Singapore and China. In South America, we own one manufacturing facility in Brazil. The combined square footage of the seven owned and two leased facilities in Asia Pacific and South America is approximately 853,000 (759,000 square feet owned and 94,000 square feet leased).

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage
Paints	2,343,000
Coatings	3,497,000
All Other	1,123,000

Management believes our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

Item 3.   Legal Proceedings

Environmental Matters

We are involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (“PRP”) under federal and state environmental laws for site remediation. Management reviews each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. See “Management’s

Part  I  (continued)

Item 3.   Legal Proceedings  (continued)

Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 8 of the Company’s 2005 Annual Report to Stockholders incorporated by reference into this Form 10-K.

Other Legal Matters

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters will have a material adverse effect on our financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter of fiscal year 2005 to a vote of security holders.

Executive Officers of the Registrant

The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
William L. Mansfield	57	President and Chief Executive Office since February 2005
Paul C. Reyelts	59	Executive Vice President since February 2005 and Chief Financial Officer since November 1998
Steven L. Erdahl	53	Executive Vice President since April 2004
Rolf Engh	52	Executive Vice President since July 2005, General Counsel and Secretary since April 1993
Gary E. Hendrickson	49	Senior Vice President since July 2005
Donald A. Nolan	45	Senior Vice President since July 2005
Lori A. Walker	48	Vice President, Treasurer and Controller since October 2004

Part  I  (continued)

Item 4.   Submission of Matters to a Vote of Security Holders  (continued)

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to February 2005, Mr. Mansfield was Executive Vice President and Chief Operating Officer since April 2004. Prior to April 2004, Mr. Mansfield was Executive Vice President – Architectural, Packaging and Specialty Coatings since January 2002. Prior to January 2002, Mr. Mansfield was Senior Vice President – Architectural, Automotive and Specialty Coatings since February 2000.

Prior to February 2005, Mr. Reyelts was Senior Vice President, Finance and Chief Financial Officer since November 1998.

Prior to April 2004, Mr. Erdahl was Executive Vice President – Industrial and Automotive Coatings since January 2002. Prior to January 2002, Mr. Erdahl was Senior Vice President – Packaging and Industrial Coatings since February 2000.

Prior to July 2005, Mr. Engh was Senior Vice President since November 1998.

Prior to July 2005, Mr. Hendrickson was Group Vice President – Wood Coatings since April 2004. Prior to April 2004, Mr. Hendrickson was Vice President and President Asia Pacific since 2001. Prior to 2001, Mr. Hendrickson was Managing Director – Asia Pacific since 1999.

Prior to July 2005, Mr. Nolan was Group Vice President – Packaging since April 2004. Prior to April 2004, Mr. Nolan was Vice President – Packaging Coatings, Americas since 2001. Prior to 2001, Mr. Nolan was Division Vice President – Sales and Marketing, Packaging since 1999.

Prior to October 2004, Ms. Walker was Vice President and Controller since June 2001. Prior to June 2001, Ms. Walker was Controller since October 2000.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information in the section titled “Stock Information and Dividends” on pages 4 and 5 of Valspar’s 2005 Annual Report to Stockholders is incorporated herein by reference. All market prices indicated in this section represent transactions on the New York Stock Exchange. The number of record holders of the Company’s Common Stock at December 31, 2005 was 1,530.

The quarterly dividend declared December 7, 2005, which was paid January 13, 2006 to Common Stockholders of record December 30, 2005, was increased to 11¢ per share.

Part  II  (continued)

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  (continued)

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased¹	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

7/30/05 – 8/26/05	100,800	$23.9883	100,800	1,259,600

8/27/05 – 9/23/05	848,400	22.9963	848,400	411,200

9/24/05 – 10/28/05	14,800	21.7904	14,800	4,000,000

¹ 3,603,600 shares purchased under repurchase authorization of 4,000,000 shares during the period of October 14, 2004 through October 18, 2005 and zero shares purchased under repurchase authorization of 4,000,000 shares for the period of October 19, 2005 through October 18, 2006.

Item 6.   Selected Financial Data

The information in the section titled “Eleven Year Financial Summary” for the years 2001 through 2005 on pages 4 and 5 of Valspar’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 6 through 8 of Valspar’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” on page 8 of Valspar’s 2005 Annual Report to Stockholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto on pages 9 through 20 of Valspar’s 2005 Annual Report to Stockholders are incorporated herein by reference. The Reports of Independent Registered Public Accounting Firm on the consolidated financial statements and notes thereto on page 22 of Valspar’s 2005 Annual Report to Stockholders and on The Valspar Corporation management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of The Valspar Corporation on page 23 of Valspar’s 2005 Annual Report to Stockholders are incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part  II  (continued)

Item 9A.   Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2005. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is included in Valspar’s 2005 Annual Report to Stockholders under the caption “Report of Management on Internal Control Over Financial Reporting” on page 21 and is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is included in Valspar’s 2005 Annual Report to Stockholders under the caption “Report of Independent Registered Public Accounting Firm” on page 23 and is incorporated herein by reference.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

Not Applicable.

Part  III

Item 10.   Directors and Executive Officers of the Registrant

The information regarding directors set forth on pages 2 through 4 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference. The information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 8 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

Item 11.   Executive Compensation

The information in the section titled “Executive Compensation” on pages 9 through 13 and the section titled “Director Compensation” on pages 6 and 7 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference. The information in the section titled “Termination of Employment and Change in Control Agreements” on pages 13 and 14 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference. The information on pages 14 through 20 of Valspar’s Proxy Statement dated January 20, 2006 is not incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the section titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” on pages 25 and 26 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference. The information in the section titled “Equity Compensation Plans” on page 13 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Not Applicable.

Part IV

Item 14.   Principal Accountant Fees and Services

The information regarding “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” set forth on pages 23 and 24 of Valspar’s Proxy Statement dated January 20, 2006 is incorporated herein by reference.

Item 15.   Exhibits, Financial Statement Schedule

(a)	For financial statements and the financial statement schedule filed as a part of this report, reference is made to “Index to Financial Statements and Financial Statement Schedule” on page F-2 of this report. For a list of exhibits filed as a part of this report, see Item 15(b) below. Compensatory Plans listed in Item 15(b) are denoted by a double asterisk.

(b)	The following exhibits are filed as part of this report.

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule  (continued)

(b)	Index of Exhibits (continued)

Exhibit No.	Description

3(a)[5]	CERTIFICATE OF INCORPORATION – AS AMENDED TO AND INCLUDING JUNE 30, 1970, WITH FURTHER AMENDMENTS TO ARTICLE FOUR DATED FEBRUARY 29, 1984, FEBRUARY 25, 1986, FEBRUARY 26, 1992, FEBRUARY 26, 1997 AND MAY 22, 2003 AND TO ARTICLE ELEVEN DATED FEBRUARY 25, 1987

3(b)[5]	BY-LAWS – AS AMENDED TO AND INCLUDING OCTOBER 15, 1997

4(a)[7]	RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

4(b)[11]	INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(c)[11]	FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(d)[11]	FORM OF REGISTRANT’S 6% NOTES DUE 2007

4(e)[12]	INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007. (BNY MIDWEST TRUST COMPANY IS THE SUCCESSOR TO HARRIS TRUST AND SAVINGS BANK) PURSUANT TO ITEM 601(B)(4)(III) OF REGULATION S-K, THE REGISTRANT AGREES TO FURNISH TO THE COMMISSION ON REQUEST COPIES OF ALL OTHER INSTRUMENTS RELATING TO THE 7.75% SENIOR NOTES

4(f)[19]	INDENTURE DATED JULY 15, 2005 BETWEEN THE REGISTRANT AND THE BANK OF NEW YORK TRUST COMPANY, N.A.; AS TRUSTEE; RELATING TO THE COMPANY’S 5.100% NOTES DUE 2015, INCLUDING FORM OF REGISTRANT’S 5.100% NOTES DUE 2015

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule  (continued)

(b)	Index of Exhibits (continued)

Exhibit No.	Description

10(a)[1]	THE VALSPAR CORPORATION KEY EMPLOYEES’ SUPPLEMENTARY RETIREMENT PLAN**

10(b)[10]	THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN – AS AMENDED TO AND INCLUDING DECEMBER 11, 2002**

10(c)[2]	THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

10(d)[16]	THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN – AS AMENDED TO AND INCLUDING AUGUST 10, 2004**

10(e)*	THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS – AS AMENDED TO AND INCLUDING DECEMBER 7, 2005**

10(f)[5]	THE VALSPAR CORPORATION ANNUAL BONUS PLAN – AS AMENDED AUGUST 19, 1997**

10(g)[3]	THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

10(h)[11]	THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

10(i)[17]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA – RESTATED JANUARY 1, 2005**

10(j)*	THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM – AS AMENDED DECEMBER 7, 2005**

10(k)[8]	CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY’S NAMED EXECUTIVES

10(l)[15]	SEPARATION AGREEMENT AND RELEASE OF CLAIMS DATED DECEMBER 5, 2003 BETWEEN JOHN M. BALLBACH AND THE REGISTRANT

10(m)[13]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (EURO)

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule  (continued)

(b)	Index of Exhibits (continued)

Exhibit No.	Description

10(n)[13]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (BRITISH POUNDS)

10(o)[14]	TERM LOAN AGREEMENT BETWEEN THE REGISTRANT AND CREDIT LYONNAIS NEW YORK BRANCH, DATED FEBRUARY 9, 2004

10(p)[19]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR WILLIAM L. MANSFIELD, EFFECTIVE JUNE 22, 2005**

10(q)[19]	RESOLUTIONS ADOPTED BY THE VALSPAR CORPORATION BOARD OF DIRECTORS ON JULY 22, 2005 – ELECTION AND COMPENSATION OF THOMAS R. MCBURNEY AS NON-EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS**

10(r)*	FORM OF NONSTATUTORY STOCK OPTION AGREEMENT FOR OFFICERS UNDER THE CORPORATION’S 1991 STOCK OPTION PLAN

10(s)[18]	AMENDMENT NO. 1 TO CREDIT AGREEMENTS BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC DATED AS OF APRIL 27, 2005

10(t)[17]	RICHARD M. ROMPALA SEPARATION AGREEMENT AND RELEASE

10(u)[17]	THE VALSPAR CORPORATION DEFERRED COMPENSATION PLAN FOR RICHARD M. ROMPALA – RESTATED JANUARY 1, 2005

10(v)[17]	ARRANGEMENTS WITH NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

10(w)[17]	CONFIDENTIALITY AND NONCOMPETITION AGREEMENT BETWEEN REGISTRANT AND WILLIAM L. MANSFIELD

10(x)[20]	FIVE-YEAR CREDIT AGREEMENT DATED OCTOBER 25, 2005 AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND JP MORGAN CHASE BANK, N.A., AS ADMINISTRATIVE MANAGER

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule  (continued)

(b)	Index of Exhibits (continued)

Exhibit No.	Description

13*	2005 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

14[16]	Code of Ethics and Business Conduct

21*	Subsidiaries of the Registrant

23(a)*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31(a)*	Section 302 Certification of the Chief Executive Officer

31(b)*	Section 302 Certification of the Chief Financial Officer

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

[1]	As filed with Form 10-K for the period ended October 31, 1981.

[2]	As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

[3]	As filed with Form 10-K for the period ended October 30, 1992.

[4]	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

[5]	As filed with Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[6]	As filed with Form 10-K for the period ended October 29, 1999.

[7]	Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

[8]	As filed with Form 10-Q for the quarter ended April 28, 2000.

[9]	Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

Part  IV  (continued)

Item 15.   Exhibits, Financial Statement Schedule  (continued)

(b)	Index of Exhibits (continued)

Exhibit No.	Description

[10]	As filed with Form 10-K for the period ended October 26, 2001, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[11]	As filed with Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004.

[12]	This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.‘s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

[13]	As filed with Form 10-Q for the quarter ended July 30, 2004.

[14]	As filed with Form 10-Q for the quarter ended January 30, 2004.

[15]	As filed with Form 10-K for the period ended October 31, 2003.

[16]	As filed with Form 10-K for the period ended October 29, 2004

[17]	As filed with Form 10-Q for the period ended January 28, 2005

[18]	As filed with Form 10-Q for the period ended April 29, 2005

[19]	As filed with Form 10-Q for the period ended July 29, 2005

[20]	Incorporated by reference to Exhibit 10.1 for Form 8-K filed on October 26, 2005

*	As filed with this Form 10-K.
**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Portions of the 2006 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

(c)	See page F-2 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/ Rolf Engh	1/9/06

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William L. Mansfield	1/9/06	/s/ Thomas R. McBurney	1/9/06

William L. Mansfield, Director		Thomas R. McBurney, Chairman
President and Chief Executive Officer
(principal executive officer)

/s/ Paul C. Reyelts	1/9/06	/s/ John S. Bode	1/9/06

Paul C. Reyelts, Executive Vice President		John S. Bode, Director
and Chief Financial Officer
(principal financial officer)

/s/ Lori A. Walker	1/9/06	/s/ Susan S. Boren	1/9/06

Lori A. Walker, Vice President, Treasurer		Susan S. Boren, Director
and Controller (principal accounting officer)

		/s/ Jeffrey H. Curler	1/9/06

Jeffrey H. Curler, Director

		/s/ Charles W. Gaillard	1/9/06

Charles W. Gaillard, Director

		/s/ Mae C. Jemison	1/9/06

Mae C. Jemison, Director

		/s/ Gregory R. Palen	1/9/06

Gregory R. Palen, Director

		/s/ Lawrence Perlman	1/9/06

Lawrence Perlman, Director

		/s/ Richard L. White	1/9/06

Richard L. White, Director

Annual Report on Form 10-K

Item 15(a)(1) and (2), (c) and (d)

Financial Statements and
Financial Statement Schedule

Certain Exhibits

Year ended October 28, 2005

The Valspar Corporation
Minneapolis, Minnesota

The Valspar Corporation

Form 10-K – Item 15(a)(1) and (2) and Item 15(d)

Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of The Valspar Corporation and subsidiaries are incorporated in Part II, Item 8, and Part IV, Item 15(a), of this report by reference to the Registrant’s Annual Report to Stockholders for the year ended October 28, 2005:

Pages in Annual Report
Financial Statements:
Consolidated Balance Sheets – October 28, 2005 and October 29, 2004	9
Consolidated Statements of Income – Years ended October 28, 2005,
October 29, 2004 and October 31, 2003	10
Consolidated Statement of Changes in Equity – Years
ended October 28, 2005, October 29, 2004 and October 31, 2003	11
Consolidated Statements of Cash Flows – Years ended October 28, 2005,
October 29, 2004 and October 31, 2003	12
Notes to Consolidated Financial Statements	13 – 20
Selected Quarterly Financial Data (Unaudited)	20
Report of Independent Registered Public Accounting Firm	22

The following consolidated financial statement schedule should be read in conjunction with the consolidated financial statements referred to above:

Financial Statement Schedule:

        Years ended October 28, 2005, October 29, 2004 and October 31, 2003

Schedule		Page
II	Valuation and Qualifying Accounts and Reserves	F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

The Valspar Corporation

Schedule II – Valuation and Qualifying Accounts and Reserves

COL. A	COL. B	COL. C	COL. C	COL. D		COL. E

		Additions
Description	Balance at Beginning of Period	(1) Charged to Expense or (Income)	(2) Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts:

Year ended October 28, 2005	$13,278,000	$8,100,994		$4,849,041	(1)	$16,857,000
				(327,047	)(2)

Year ended October 29, 2004	16,140,000	2,548,021		5,753,981	(1)	13,278,000
				(343,960	)(2)

Year ended October 31, 2003	17,013,000	5,304,093		6,273,393	(1)	16,140,000
				(96,300	)(2)

(1)    Uncollectible accounts written off.

(2)    Recoveries on accounts previously written off.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

3(a)[5]	CERTIFICATE OF INCORPORATION – AS AMENDED TO AND INCLUDING JUNE 30, 1970, WITH FURTHER AMENDMENTS TO ARTICLE FOUR DATED FEBRUARY 29, 1984, FEBRUARY 25, 1986, FEBRUARY 26, 1992, FEBRUARY 26, 1997 AND MAY 22, 2003 AND TO ARTICLE ELEVEN DATED FEBRUARY 25, 1987

3(b)[5]	BY-LAWS – AS AMENDED TO AND INCLUDING OCTOBER 15, 1997

4(a)[7]	RIGHTS AGREEMENT DATED AS OF MAY 1, 2000, BETWEEN THE REGISTRANT AND CHASEMELLON SHAREHOLDER SERVICES, L.L.C., AS RIGHTS AGENT

4(b)[11]	INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(c)[11]	FIRST SUPPLEMENTAL INDENTURE DATED APRIL 30, 2002 TO INDENTURE DATED APRIL 24, 2002, BETWEEN THE REGISTRANT AND BANK ONE TRUST COMPANY, N.A., AS TRUSTEE, RELATING TO REGISTRANT’S 6% NOTES DUE 2007 (JP MORGAN TRUST COMPANY IS THE SUCCESSOR IN INTEREST TO BANK ONE)

4(d)[11]	FORM OF REGISTRANT’S 6% NOTES DUE 2007

4(e)[12]	INDENTURE DATED NOVEMBER 10, 1997 BETWEEN LILLY INDUSTRIES, INC. AND HARRIS TRUST AND SAVINGS BANK RELATING TO THE ISSUANCE BY LILLY INDUSTRIES, INC. OF $100 MILLION OF 7.75% SENIOR NOTES DUE 2007. (BNY MIDWEST TRUST COMPANY IS THE SUCCESSOR TO HARRIS TRUST AND SAVINGS BANK) PURSUANT TO ITEM 601(B)(4)(III) OF REGULATION S-K, THE REGISTRANT AGREES TO FURNISH TO THE COMMISSION ON REQUEST COPIES OF ALL OTHER INSTRUMENTS RELATING TO THE 7.75% SENIOR NOTES

4(f)[19]	INDENTURE DATED JULY 15, 2005 BETWEEN THE REGISTRANT AND THE BANK OF NEW YORK TRUST COMPANY, N.A.; AS TRUSTEE; RELATING TO THE COMPANY’S 5.100% NOTES DUE 2015, INCLUDING FORM OF REGISTRANT’S 5.100% NOTES DUE 2015

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

10(a)[1]	THE VALSPAR CORPORATION KEY EMPLOYEES’ SUPPLEMENTARY RETIREMENT PLAN**

10(b)[10]	THE VALSPAR CORPORATION 1991 STOCK OPTION PLAN – AS AMENDED TO AND INCLUDING DECEMBER 11, 2002**

10(c)[2]	THE VALSPAR CORPORATION LEVERAGED EQUITY PURCHASE PLAN**

10(d)[16]	THE VALSPAR CORPORATION KEY EMPLOYEE ANNUAL BONUS PLAN – AS AMENDED TO AND INCLUDING AUGUST 10, 2004**

10(e)*	THE VALSPAR CORPORATION STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS – AS AMENDED TO AND INCLUDING DECEMBER 7, 2005**

10(f)[5]	THE VALSPAR CORPORATION ANNUAL BONUS PLAN – AS AMENDED AUGUST 19, 1997**

10(g)[3]	THE VALSPAR CORPORATION INCENTIVE BONUS PLAN**

10(h)[11]	THE VALSPAR CORPORATION 2001 STOCK INCENTIVE PLAN**

10(i)[17]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR RICHARD ROMPALA – RESTATED JANUARY 1, 2005**

10(j)*	THE VALSPAR CORPORATION KEY EMPLOYEE LONG-TERM INCENTIVE BONUS PROGRAM – AS AMENDED DECEMBER 7, 2005**

10(k)[8]	CHANGE OF CONTROL AGREEMENT BETWEEN THE REGISTRANT AND THE COMPANY’S NAMED EXECUTIVES

10(l)[15]	SEPARATION AGREEMENT AND RELEASE OF CLAIMS DATED DECEMBER 5, 2003 BETWEEN JOHN M. BALLBACH AND THE REGISTRANT

10(m)[13]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (EURO)

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

10(n)[13]	364-DAY REVOLVING CREDIT AGREEMENT DATED AS OF MAY 21, 2004, BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC (BRITISH POUNDS)

10(o)[14]	TERM LOAN AGREEMENT BETWEEN THE REGISTRANT AND CREDIT LYONNAIS NEW YORK BRANCH, DATED FEBRUARY 9, 2004

10(p)[19]	THE VALSPAR CORPORATION SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN FOR WILLIAM L. MANSFIELD, EFFECTIVE JUNE 22, 2005**

10(q)[19]	RESOLUTIONS ADOPTED BY THE VALSPAR CORPORATION BOARD OF DIRECTORS ON JULY 22, 2005 – ELECTION AND COMPENSATION OF THOMAS R. MCBURNEY AS NON-EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS**

10(r)*	FORM OF NONSTATUTORY STOCK OPTION AGREEMENT FOR OFFICERS UNDER THE CORPORATION’S 1991 STOCK OPTION PLAN

10(s)[18]	AMENDMENT NO. 1 TO CREDIT AGREEMENTS BETWEEN THE REGISTRANT AND BARCLAYS BANK PLC DATED AS OF APRIL 27, 2005

10(t)[17]	RICHARD M. ROMPALA SEPARATION AGREEMENT AND RELEASE

10(u)[17]	THE VALSPAR CORPORATION DEFERRED COMPENSATION PLAN FOR RICHARD M. ROMPALA – RESTATED JANUARY 1, 2005

10(v)[17]	ARRANGEMENTS WITH NEW PRESIDENT AND CHIEF EXECUTIVE OFFICER

10(w)[17]	CONFIDENTIALITY AND NONCOMPETITION AGREEMENT BETWEEN REGISTRANT AND WILLIAM L. MANSFIELD

10(x)[20]	FIVE-YEAR CREDIT AGREEMENT DATED OCTOBER 25, 2005 AMONG THE REGISTRANT AND CERTAIN SUBSIDIARIES OF THE REGISTRANT AND JP MORGAN CHASE BANK, N.A., AS ADMINISTRATIVE MANAGER

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

13*	2005 Annual Report to Stockholders (only those portions expressly incorporated by reference herein shall be deemed filed with the Commission)

14[16]	Code of Ethics and Business Conduct

21*	Subsidiaries of the Registrant

23(a)*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31(a)*	Section 302 Certification of the Chief Executive Officer

31(b)*	Section 302 Certification of the Chief Financial Officer

32(a)*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

[1]	As filed with Form 10-K for the period ended October 31, 1981.

[2]	As filed with Form 10-K for the period ended October 25, 1991; amendment filed with Form 10-K for the period ended October 31, 1997.

[3]	As filed with Form 10-K for the period ended October 30, 1992.

[4]	Incorporated by reference to Exhibit 2.1 to Form 8-K filed on May 17, 1996 and with Form 8-K/A filed on July 16, 1996.

[5]	As filed with Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[6]	As filed with Form 10-K for the period ended October 29, 1999.

[7]	Incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000.

[8]	As filed with Form 10-Q for the quarter ended April 28, 2000.

[9]	Incorporated by reference to Exhibit 1 to Form 8-K filed on January 4, 2000.

INDEX TO EXHIBITS FILED WITH THIS REPORT

THE VALSPAR CORPORATION

Exhibit No.	Description

[10]	As filed with Form 10-K for the period ended October 26, 2001, amendment filed with Form 10-Q for the quarter ended April 25, 2003.

[11]	As filed with Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004.

[12]	This exhibit is incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.‘s Registration Statement on Form S-4 filed with the Commission on December 5, 1997 (Commission No. 333-41587).

[13]	As filed with Form 10-Q for the quarter ended July 30, 2004.

[14]	As filed with Form 10-Q for the quarter ended January 30, 2004.

[15]	As filed with Form 10-K for the period ended October 31, 2003.

[16]	As filed with Form 10-K for the period ended October 29, 2004

[17]	As filed with Form 10-Q for the period ended January 28, 2005

[18]	As filed with Form 10-Q for the period ended April 29, 2005

[19]	As filed with Form 10-Q for the period ended July 29, 2005

[20]	Incorporated by reference to Exhibit 10.1 for Form 8-K filed on October 26, 2005

*	As filed with this Form 10-K.
**	Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.