Form 10-Q
period 2006-01-27
VALSPAR CORP
filed 2006-03-08
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number:   1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1101 Third Street South
Minneapolis, MN 55415
(Address of principal executive offices, including zip code)

612/332-7371
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No

As of March 6, 2006, The Valspar Corporation had 101,656,250 shares of common stock outstanding, excluding 18,786,374 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	January 27, 2006	January 28, 2005	October 28, 2005
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$51,447	$46,018	$52,845

Accounts receivable less allowance
(1/27/06 – $14,649; 1/28/05 – $14,568;
10/28/05 – $16,857)	413,924	425,810	462,396

Inventories:
Manufactured products	159,632	154,917	142,458
Raw materials, supplies and work-in-process	90,817	93,189	88,182

	250,449	248,106	230,640

Deferred income taxes	37,903	35,427	39,075

Prepaid expenses and other	80,513	91,622	80,248

TOTAL CURRENT ASSETS	834,236	846,983	865,204

GOODWILL	1,063,090	1,009,870	1,064,931

INTANGIBLES, NET	314,023	321,576	315,537
OTHER ASSETS, NET	63,338	59,709	60,214
LONG-TERM DEFERRED INCOME TAX	27,361	23,229	27,455

PROPERTY, PLANT AND EQUIPMENT	848,298	821,724	844,220
Less accumulated depreciation	(429,091)	(387,890)	(416,398)

	419,207	433,834	427,822

	$2,721,255	$2,695,201	$2,761,163

NOTE:	The Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(DOLLARS IN THOUSANDS)

	January 27, 2006	January 28, 2005	October 28, 2005
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Notes payable to banks	$38,970	$232,695	$29,257
Current Portion of long-term debt	26	88,115	24
Trade accounts payable	259,837	241,131	260,070
Income taxes payable	37,616	38,011	58,120
Accrued liabilities	235,272	224,039	278,160

TOTAL CURRENT LIABILITIES	571,721	823,991	625,631

LONG-TERM DEBT	699,783	465,246	706,415

DEFERRED INCOME TAXES	208,405	202,490	209,341

DEFERRED LIABILITIES	159,945	166,718	158,684

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 500,000,000 shares;
Shares issued, including shares
in treasury – 120,442,624)	60,220	30,110	60,220

Additional paid-in capital	298,579	279,222	289,158

Retained earnings	891,493	804,560	880,006

Other	5,360	27,803	11,695

	1,255,653	1,141,695	1,241,079
Less cost of Common Stock in treasury
(1/27/06 – 19,272,539 shares; 1/28/05 –
17,120,444 shares; 10/28/05 – 20,010,616 shares)	174,251	104,939	179,987

	1,081,401	1,036,756	1,061,092

	$2,721,255	$2,695,201	$2,761,163

NOTE:	The Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	January 27, 2006	January 28, 2005
Net sales	$629,765	$557,144

Cost of goods sold	449,289	408,418

Gross profit	180,476	148,726

Research and development	19,448	18,734

Selling and administrative	114,491	99,385

Income from operations	46,537	30,607

Interest expense	10,780	10,532

Other expense	809	1,506

Income before income taxes	34,948	18,569

Income taxes	12,407	6,871

Net income	$22,541	$11,698

Net income per common share – basic	$0.22	$0.11

Net income per common share – diluted	$0.22	$0.11

Average number of common shares outstanding
– basic	100,441,966	102,880,180

– diluted	102,233,523	105,264,870

Dividends paid per common share	$0.110	$0.100

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 27, 2006	January 28, 2005
OPERATING ACTIVITIES:
Net income	$22,541	$11,698
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	15,572	14,546
Amortization	1,201	1,193
(Gain)/loss on asset divestiture	(1,534)	385
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	46,645	(3,257)
(Increase)/decrease in inventories and other current assets	(22,568)	(37,409)
Increase/(decrease) in trade accounts payable and accrued liabilities	(38,911)	(46,612)
Increase/(decrease) in income taxes payable	(20,401)	(7,606)
Increase/(decrease) in other deferred liabilities	1,819	6,385
Other	(2,978)	4,182

Net Cash (Used In)/Provided By Operating Activities	1,386	(56,495)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(9,558)	(13,032)
Cash proceeds on disposal of assets	2,578	—

Net Cash Used In Investing Activities	(6,980)	(13,032)

FINANCING ACTIVITIES:
Net proceeds from borrowings	4,106	62,592
Proceeds from sale of treasury stock	11,188	13,311
Treasury stock purchases	—	(4,206)
Dividends paid	(11,098)	(10,295)

Net Cash Provided by Financing Activities	4,196	61,402

Decrease in Cash and Cash Equivalents	(1,398)	(8,125)

Cash and Cash Equivalents at Beginning of Period	52,845	54,143

Cash and Cash Equivalents at End of Period	$51,447	$46,018

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 27, 2006 are not necessarily indicative of the results that may be expected for the year ending October 27, 2006.

The Condensed Consolidated Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation’s annual report on Form 10-K for the year ended October 28, 2005.

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable includes $26.9 million at January 27, 2006, $36.8 million at October 28, 2005 and $35.5 million at January 28, 2005 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:   ACQUISITIONS AND DIVESTITURES

In June 2005, the Company acquired Samuel Cabot Incorporated, a privately owned manufacturer of premium quality exterior and interior stains and finishes based in Newburyport, Massachusetts. Samuel Cabot’s revenue for fiscal year 2004 was approximately $58 million. The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

NOTE 4:   COMPREHENSIVE INCOME

For the three months ended January 27, 2006 and January 28, 2005, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended
	January 27, 2006	January 28, 2005
Net Income	$22,541	$11,698
Other Comprehensive Income, net of tax:
Foreign currency translation gain(loss)	(5,269)	26,749
Deferred gain (loss) on hedging activities	(1,043)	1,052

Total Comprehensive Income	$16,229	$39,499

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006 – CONTINUED

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended January 27, 2006 decreased from the end of fiscal 2005 by $1.8 million to $1,063.1 million. The decrease is attributable to foreign currency translation.

Total intangible asset amortization expense for the three months ended January 27, 2006 was $1.2 million, compared to $1.2 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 27, 2006 is expected to be approximately $4.8 million annually.

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

The Paints segment includes the products from the Architectural, Automotive and Specialty (AAS) product line. AAS products include interior and exterior decorative paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols, and faux finishes, used primarily in the do-it-yourself market. Other Paints products include automotive refinish paints and high performance floor paints.

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

The Company’s remaining activities are included in All Other. These activities include specialty polymers and colorants for internal use and for external coatings and building product manufacturers, as well as composites (gelcoats and related products) and furniture protection plans. Also, included within All Other are the administrative expenses of the Company’s corporate headquarters site. The administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006 – CONTINUED

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended
	January 27, 2006	January 28, 2005
Net Sales:
Paints	$187,658	$158,608
Coatings	381,044	340,182
All Other	87,917	81,868
Less Intersegment sales	(26,854)	(23,514)

Total Net Sales	$629,765	$557,144

EBIT
Paints	$8,152	$8,340
Coatings	44,007	25,203
All Other	(6,431)	(4,442)

Total EBIT	$45,728	$29,101

Interest	$10,780	$10,532

Income before Income Taxes	$34,948	$18,569

NOTE 7:   FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used primarily to hedge the impact of currency fluctuations on certain inter-company and third party transactions.

The Company also holds interest rate swaps and treasury locks to manage the interest rate risk associated with its current and expected borrowings. The interest rate swap and treasury lock contract are reflected at fair value in the condensed consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. Credit risk is only applicable to gains on derivatives.

At January 27, 2006, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges. The Company also had a $100 million notional amount of treasury locks to hedge, or lock in, interest rates on a probable long-term debt issuance the Company plans to issue during fiscal year 2007.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006 – CONTINUED

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Three Months Ended
	January 27, 2006	January 28, 2005
Beginning balance, October	$95,687	$88,376
Change in accrual from previous fiscal year	(340)	—
Additional net deferred revenue/accrual made during the period	3,996	11,831
Payments made during the period	(4,410)	(5,538)

Ending balance	$94,933	$94,669

NOTE 9:   STOCK BASED COMPENSATION

The Company has stock-based employee compensation plans comprised primarily of fixed stock options. Prior to fiscal year 2006, the Company accounted for stock-based compensation programs using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applied Statement of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for the remaining vesting periods of awards that had been included in pro-forma expense in prior periods. The impact of adopting SFAS No. 123R for the Company’s first quarter of fiscal 2006 was an increase in compensation expense of $2.2 million ($1.4 million after tax), a reduction of $0.01 for basic

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006 – CONTINUED

earnings per share and $0.01 for diluted earnings per share. The Company expects the adoption of SFAS No. 123R to incrementally increase before-tax compensation expense by approximately $9.8 million during fiscal 2006.

During the first quarter of fiscal 2006, the company granted 126,766 restricted stock shares to employees, under its Key Employee Bonus Plan. These shares vest after three years, and have a fair value equal to the $25.07 market value as of the January 12, 2006 grant date.

Employees who retire from the company after age 60 and officers who retire after age 55 become fully vested in their stock options. Under SFAS No. 123 accounting, pro forma compensation cost for stock options was calculated on a straight-line basis over the stated vesting period (currently three years). Under SFAS No. 123R, compensation cost for awards granted after the adoption date is recognized over the period to the earlier of the retirement eligibility date or the stated vesting date (the non-substantive vesting period approach). If this approach had been used under SFAS No. 123, the before-tax compensation cost for the first quarter of 2006 and the pro forma compensation cost for the first quarter of 2005 would have been $1.5 million and $1.0 million, respectively.

As of January 28, 2006, there was $15.0 million of total unrecognized before-tax compensation costs related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

The following table illustrates the effect on net income and earnings per share for the three months ended January 28, 2005 if the Company had applied the fair-value recognition of FASB statement No. 123, Accounting for Stock-Based Compensation for the three months ended January 28, 2005:

(Dollars in thousands, except per share amounts)	Three Months Ended
January 28, 2005
Net income, as reported	$11,698
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards,
net of related tax effects	(1,385)

Pro forma net income	$10,313
Earnings per share:
Basic – as reported	$0.11
Basic – pro forma	$0.10
Diluted – as reported	$0.11
Diluted – pro forma	$0.10

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006 – CONTINUED

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share for fiscal 2006 and pro-forma basic and diluted earnings per share for fiscal 2005:

	Three Months Ended
	January 27, 2006	January 28, 2005
Weighted average shares for basic earnings per share	100,441,966	102,880,180
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,791,557	839,670

Weighted average shares for diluted (loss) earnings per share	102,233,523	103,719,850

Stock options awards of 4,523,406 and 3,010,744 were excluded from the shares used in the computation of diluted earnings per share for the three months ended January 27, 2006 and January 28, 2005, respectively, since they were anti-dilutive.

NOTE 10:   PENSION AND OTHER POST RETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows (dollars in thousands):

	Three Months Ended
	January 27, 2006	January 28, 2005
Service cost	$1,061	$684
Interest cost	2,905	2,741
Expected return on plan assets	(3,459)	(3,171)
Amortization of transition asset	(30)	(30)
Amortization of prior service cost	179	199
Recognized actuarial (gain)/loss	1,163	863

Net periodic benefit cost	$1,819	$1,286

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2006 – CONTINUED

NOTE 11:   RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview:   In the first quarter of fiscal 2006, sales increased compared to the prior year as a result of growth across all product lines due to improved product mix and price increases. Raw material prices have continued to increase, but the rate of increases has moderated compared to the prior year. In the quarter, higher raw material prices were offset by improved product mix and price increases. Additionally, the Company began to recognize compensation expense for our stock-based compensation programs following adoption of SFAS 123R. The Company’s ability to return to historical levels of gross margins depends on its ability to implement further price increases to offset continuing increases in raw material costs.

Critical Accounting Policies:   There were no material changes in the Company’s critical accounting policies during the first quarter ended January 27, 2006.

Operations:   Consolidated net sales increased 13.0% for the quarter to $629.8 million from $557.1 million in the prior year. Sales growth was 11.7%, after excluding the negative effect of foreign currency of 0.7% and the positive effect of acquisitions of 2.0%.

Net sales for the Paints segment increased 18.3% to $187.7 million in the quarter compared to the prior year. The increase in sales was largely attributable to increased sales in the Architectural product line due to strong retail momentum and favorable weather. Before acquisitions and excluding the negative effect of foreign currency exchange, core sales growth in Paints was 12.2%. Net sales of the Coatings segment increased 12.0% to $381.0 million in the quarter compared to the prior year. Before acquisitions and excluding the negative effect of foreign currency exchange, core sales growth in Coatings was 12.7%. Coatings core sales growth was driven by higher selling prices to customers and growth in industrial coatings. Due to the seasonal nature of portions of the Company’s business, sales for the first quarter are not necessarily indicative of sales for subsequent quarter or for the full year.

In the first quarter of 2006, consolidated gross profit increased $31.8 million from the prior year to $180.5 million. As a percent of consolidated net sales, consolidated gross profit during the first quarter of 2006 increased to 28.7% from 26.7%. The increase in gross margin was largely attributable to increases in selling prices, principally in the Coatings segment, and manufacturing efficiencies, partially offset by raw material price increases.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS – CONTINUED

Consolidated operating expenses (research and development, selling and administrative) increased 13.4% to $133.9 million (21.3% of consolidated net sales) in the quarter compared to $118.1 million (21.2% of consolidated net sales) in the first quarter of 2005. The increase in operating expenses during the first quarter was due to a broad range of items including the Cabot acquisition and adoption of SFAS 123R for stock-based compensation.

Earnings before interest and taxes (EBIT) increased $16.6 million or 57.1% from the prior year first quarter. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment decreased to $8.2 million from $8.3 million in the prior year. As a percent of net sales for the Paints segment, EBIT decreased to 4.3% from 5.3%. The decrease was attributable to expenses related to inventory write-downs associated with impacts from the hurricanes in the last half of fiscal 2005, plant rationalization and stock-based compensation. EBIT in the Coatings segment increased to $44.0 million from $25.2 million in the quarter compared to last year. As a percent of net sales for the Coatings segment, EBIT increased to 11.5% from 7.4%. The increase was primarily due to higher prices to customers and manufacturing efficiencies, partially offset by raw material costs and stock-based compensation expenses. EBIT in the Other segment decreased to negative $6.4 million from negative $4.4 million in the quarter compared to last year. As a percent of net sales for the Other segment, EBIT decreased to negative 10.5% negative from 7.6%. Included in this decrease is the impact of stock-based compensation expenses. Due to the seasonal nature of portions of the Company’s business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $10.8 million in the first quarter of 2006 from $10.5 million in the first quarter of 2005, primarily due to increased average interest rates.

The effective tax rate decreased from 37.0% to 35.5% as a result of an improvement in the geographic mix of earnings and the phase-in of the domestic manufacturing deduction enacted with the American Jobs Creation Act of 2004.

Net income in the first quarter of 2006 increased 92.7% to $22.5 million or $.22 per diluted share.

Financial Condition:   The net cash generated by operations was $1.4 million for the first three months of 2006, compared with net cash used by operations of $56.5 million for the first three months of 2005. During the same period, $17.9 million in proceeds from bank borrowings, sale of treasury stock and disposal of assets were used to fund $11.1 million in dividend payments and $9.6 million in capital expenditures.

The cash generated from operations was related to a reduction in accounts receivable offset by decreases in accounts payable and accrued liabilities and an increase in inventory. Accounts receivable decreased by $46.6 million due to timing of customer payments. Accounts payable and accrued liabilities decreased $38.9 million largely as a result of accrued liability disbursements offset by improved accounts payable management. Inventory increased $22.6 million, primarily due to higher raw material costs.

Capital expenditures for property, plant and equipment were $9.6 million in the first three months of 2006, compared with $13.0 million in the first three months of 2005. The Company anticipates capital spending in 2006 to be approximately $75 million.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS – CONTINUED

The ratio of total debt to capital decreased to 40.6% at the end of first quarter of 2006 compared to 41.0% at the close of fiscal 2005. The total debt to capital ratio as of January 28, 2005 was 43.1%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company’s fixed cash obligations during the three months ended January 27, 2006.

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

The Company is also subject to interest rate risk. At January 27, 2006, approximately 32% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would increase the Company’s interest expense for the second quarter of 2006 by approximately $0.3 million.

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

PART II.   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 28, 2005.

ITEM 6:   EXHIBITS

Exhibits

10(a)	The Valspar Corporation 1991 Stock Option Plan, as amended through February 22, 2006
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 8, 2006	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: March 8, 2006	By	/s/ Paul C. Reyelts
Paul C. Reyelts Executive Vice President and Chief Financial Officer