Form 10-Q
period 2006-04-28
VALSPAR CORP
filed 2006-06-07
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No

As of June 1, 2006, The Valspar Corporation had 101,933,671 shares of common stock outstanding, excluding 18,508,953 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	April 28, 2006	April 29, 2005	October 28, 2005
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$58,359	$51,035	$52,845

Accounts receivable less allowance
(4/28/06 – $13,905; 4/29/05 – $15,227; 10/28/05 – $16,857)	516,032	475,692	462,396

Inventories:
Manufactured products	159,472	147,029	142,458
Raw materials, supplies and work-in-process	92,160	90,039	88,182

	251,632	237,068	230,640

Deferred income taxes	39,009	32,574	39,075

Prepaid expenses and other	71,009	81,347	80,248

TOTAL CURRENT ASSETS	936,041	877,716	865,204

GOODWILL	1,064,856	1,002,035	1,064,931
INTANGIBLES, NET	313,315	319,294	315,537
OTHER ASSETS, NET	58,124	69,781	60,214
LONG-TERM DEFERRED INCOME TAX	27,347	25,864	27,455

PROPERTY, PLANT AND EQUIPMENT	867,648	826,798	844,220
Less accumulated depreciation	(450,133)	(397,786)	(416,398)

	417,515	429,012	427,822

	$2,817,198	$2,723,702	$2,761,163

NOTE:	The Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(DOLLARS IN THOUSANDS)

	April 28, 2006	April 29, 2005	October 28, 2005
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to banks	$12,728	$242,579	$29,257
Current portion of long-term debt	26	87,005	24
Trade accounts payable	302,139	264,839	260,070
Income taxes	50,429	52,045	58,120
Accrued liabilities	253,488	226,403	278,160

TOTAL CURRENT LIABILITIES	618,810	872,871	625,631

LONG-TERM DEBT	698,148	465,201	706,415

DEFERRED INCOME TAXES	207,290	199,866	209,341

DEFERRED LIABILITIES	153,553	166,818	158,684

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 500,000,000 shares; Shares issued, including shares
in treasury – 120,442,624)	60,220	30,110	60,220

Additional paid-in capital	307,769	280,659	289,158

Retained earnings	928,228	833,616	880,006

Other	10,240	15,341	11,695

	1,306,457	1,159,726	1,241,079

Less cost of Common Stock in treasury
(4/28/06 – 18,477,191 shares; 4/29/05 –
18,576,320 shares; 10/28/05 – 20,010,616 shares)	167,060	140,780	179,987

	1,139,397	1,018,946	1,061,092

	$2,817,198	$2,723,702	$2,761,163

NOTE:	The Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net sales	$766,816	$705,942	$1,396,581	$1,263,086

Cost of goods sold	534,708	502,847	983,997	911,265

Gross profit	232,108	203,095	412,584	351,821

Research and development	20,500	20,284	39,948	39,018

Selling and administrative	127,100	114,445	241,591	213,830

Income from operations	84,508	68,366	131,045	98,973

Interest expense	10,930	10,928	21,710	21,460

Other (income)/expense – net	346	(1,975)	1,155	(469)

Income before income taxes	73,232	59,413	108,180	77,982

Income taxes	25,297	20,172	37,704	27,043

Net income	$47,935	$39,241	$70,476	$50,939

Net income per common share – basic	$0.47	$0.38	$0.70	$0.50

Net income per common share – diluted	$0.46	$0.38	$0.69	$0.49

Average number of common shares outstanding
- basic	101,344,587	102,090,696	100,924,295	102,485,438

- diluted	103,116,052	104,207,352	102,487,907	104,896,236

Dividends paid per common share	$0.11	$0.10	$0.22	$0.20

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 28, 2006	April 29, 2005
OPERATING ACTIVITIES:
Net income	$70,476	$50,939
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	33,793	29,301
Amortization	2,396	2,387
Stock-based compensation	4,443	—
(Gain)/loss on asset divestiture	(255)	1,786
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(52,582)	(57,814)
(Increase)/decrease in inventories and other current assets	(12,930)	(18,379)
Increase/(decrease) in trade accounts payable and accrued
liabilities	21,444	(16,293)
Increase/(decrease) in income taxes payable	(7,741)	6,569
Increase/(decrease) in other deferred liabilities	(9,224)	6,555
Other	339	(8,672)

Net Cash (Used In)/Provided By Operating Activities	50,159	(3,621)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,041)	(27,416)
Cash proceeds on disposal of assets	2,587	—

Net Cash Used In Investing Activities	(23,454)	(27,416)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowings	(24,620)	74,189
Proceeds from sale of treasury stock	23,469	15,343
Excess tax benefit from stock-based compensation	2,257	—
Treasury stock purchases	—	(41,125)
Dividends paid	(22,297)	(20,478)

Net Cash (Used In)/Provided By Financing Activities	(21,191)	27,929

Increase/(Decrease) in Cash and Cash Equivalents	5,514	(3,108)

Cash and Cash Equivalents at Beginning of Period	52,845	54,143

Cash and Cash Equivalents at End of Period	$58,359	$51,035

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2006

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 28, 2006 are not necessarily indicative of the results that may be expected for the year ending October 27, 2006.

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

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable includes $36.3 million at April 28, 2006, $36.8 million at October 28, 2005 and $36.2 million at April 29, 2005 of issued checks that had not cleared the Company’s bank accounts.

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

NOTE 4:   COMPREHENSIVE INCOME

For the six months ended April 28, 2006 and April 29, 2005, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2006 – CONTINUED

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net Income	$47,935	$39,241	$70,476	$50,939
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	2,833	(13,195)	(2,436)	13,554
Deferred gain (loss) on hedging activities	1,997	692	954	1,744
Minimum pension liability adjustment net of tax	50	—	50	—

Total Comprehensive Income	$52,815	$26,738	$69,044	$66,237

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended April 28, 2006 decreased from the end of fiscal 2005 by $0.1 million to $1,064.9 million. The decrease is attributable to foreign currency translation.

Total intangible asset amortization expense for the six months ended April 28, 2006 was $2.4 million, equal to $2.4 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 28, 2006 is expected to be approximately $4.8 million annually.

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
APRIL 28, 2006 – CONTINUED

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Net Sales:
Paints	$260,900	$233,779	$448,558	$392,387
Coatings	421,953	399,019	802,997	739,201
All Other	114,201	103,987	202,118	185,855
Less Intersegment sales	(30,238)	(30,843)	(57,092)	(54,357)

Total Net Sales	$766,816	$705,942	$1,396,581	$1,263,086

EBIT
Paints	$32,387	$24,683	$40,539	$33,023
Coatings	54,476	43,598	98,483	68,801
All Other	(2,701)	2,060	(9,132)	(2,382)

Total EBIT	$84,162	$70,341	$129,890	$99,442

Interest	$10,930	$10,928	$21,710	$21,460

Income before Income Taxes	$73,232	$59,413	$108,180	$77,982

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

At April 28, 2006, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2006 – CONTINUED

fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges. The Company also had a $100 million notional amount of treasury locks to hedge, or lock in, interest rates on a probable long-term debt issuance the Company plans to issue during fiscal year 2007.

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Six Months Ended
	April 28, 2006	April 29, 2005
Beginning balance, October	$95,687	$88,376
Change in accrual from previous fiscal year	(911)	(1,800)
Additional net deferred revenue/accrual made during the period	9,451	20,399
Payments made during the period	(9,609)	(11,791)

Ending balance	$94,618	$95,184

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

Effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for the remaining vesting periods of

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2006 – CONTINUED

awards that had been included in pro-forma expense in prior periods. The impact of adopting SFAS No. 123R on the Company’s second quarter of fiscal 2006 was an increase in compensation expense of $2.2 million ($1.4 million after tax), a reduction of $0.01 for basic earnings per share and $0.01 for diluted earnings per share. The Company expects the adoption of SFAS No. 123R to incrementally increase before-tax compensation expense by approximately $10.5 million during fiscal 2006.

During the second quarter of fiscal 2006, the Company granted 67,373 restricted stock shares to employees. These shares vest after five years, and have a fair value equal to the $27.83 market value as of the April 19, 2006 grant date.

As of April 29, 2006, there was $14.6 million of total unrecognized before-tax compensation costs related to nonvested awards. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Employees who retire from the company after age 60 and officers who retire after age 55 generally become fully vested in their stock options. Under SFAS No. 123 accounting, pro forma compensation cost for stock options was calculated on a straight-line basis over the stated vesting period. Under SFAS No. 123R, compensation cost for awards granted after the adoption date is recognized over the period to the earlier of the retirement eligibility date or the stated vesting date (the non-substantive vesting period approach). If this approach had been used under SFAS No. 123, the before-tax compensation cost for the second quarter and year-to-date in 2006 would have been $1.5 million and $3.1 million, respectively and the pro-forma compensation cost for the second quarter and year-to-date in 2005 would have been $3.3 million and $4.2 million respectively.

The following table illustrates the effect on net income and earnings per share for the three months and six months ended April 29, 2005 if the Company had applied the fair-value recognition of FASB statement No. 123, Accounting for Stock-Based Compensation:

(Dollars in thousands, except per share amounts)	Three Months Ended	Six Months Ended
	April 29, 2005	April 29, 2005

Net income, as reported	$39,241	$50,939
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all awards,
net of related tax effects	1,451	2,836
Pro forma net income	$37,790	$48,103
Earnings per share:
Basic – as reported	$0.38	$0.50
Basic – pro forma	$0.37	$0.47
Diluted – as reported	$0.38	$0.49
Diluted – pro forma	$0.37	$0.47

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2006 – CONTINUED

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share for fiscal 2006 and pro-forma basic and pro-forma diluted earnings per share for fiscal 2005:

	Six Months Ended
	April 28, 2006	April 29, 2005
Weighted average shares for basic earnings per share	100,924,295	102,485,438
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,563,612	689,076

Weighted average shares for diluted (loss) earnings per share	102,487,907	103,174,514

Stock options awards of 3,139,721 and 1,540,386 were excluded from the shares used in the computation of diluted earnings per share for the six months ended April 28, 2006 and April 29, 2005, respectively, since they were anti-dilutive under the provisions of SFAS No. 123R.

NOTE 10:   PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows (dollars in thousands):

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 28, 2006	April 29, 2005	April 28, 2006	April 29, 2005
Service cost	$1,065	$688	$2,126	$1,372
Interest cost	2,908	2,747	5,813	5,488
Expected return on plan assets	(3,461)	(3,176)	(6,920)	(6,347)
Amortization of transition asset	(31)	(31)	(61)	(61)
Amortization of prior service cost	180	198	359	397
Recognized actuarial (gain)/loss	1,165	865	2,328	1,728

Net periodic benefit cost	$1,826	$1,291	$3,645	$2,577

NOTE 11:   RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

Overview:   In the second quarter of fiscal 2006, sales increased compared to the prior year due to continued growth in our Paints and Coatings segment, with our strongest increases in our architectural, industrial and resin product lines. Gross margins improved compared to the prior year because customer pricing and improved manufacturing performance more than offset increased raw material costs. The Company’s ability to return to historical levels of gross margins depends on its ability to implement further price increases to offset continuing increases in raw material costs. Additionally, beginning in the first quarter of fiscal 2006 the Company began to recognize compensation expense for our stock-based compensation programs under the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). See Note 9 to Condensed Consolidated Financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q.

Critical Accounting Policies:   There were no material changes in the Company’s critical accounting policies during the second quarter ended April 28, 2006.

Operations:   Consolidated net sales increased 8.6% for the quarter to $766.8 million from $705.9 million in the prior year. Sales growth was 6.9%, after excluding the negative effect of foreign currency of 0.6% and the positive effect of acquisitions of 2.3%. Consolidated net sales increased 10.6% in the six-month period to $1,396.6 million from $1,263.1 million. Consolidated net sales increased 9.0%, excluding the negative effect of foreign currency of 0.6% and the positive effect of acquisitions of 2.2%.

Net sales for the Paints segment increased 11.6% to $260.9 million in the quarter compared to the prior year. Net sales increased 14.3% to $448.6 million year to date compared to the same period last year. Before acquisitions and excluding the negative effect of foreign currency exchange, core sales growth in Paints was 5.2% and 8.0% in the second quarter and year to date, respectively. Paints core sales growth was largely attributable to increased sales in the architectural product line due to strong retail demand and higher selling prices to customers. Net sales of the Coatings segment increased 5.7% to $422.0 million in the quarter compared to the prior year. Net sales increased 8.6% to $803.0 million year to date compared to the same period last year. Excluding the negative effect of foreign currency exchange, core sales growth in Coatings was 6.3% and 9.2% in the second quarter and year to date, respectively. Coatings core sales growth was driven by higher selling prices to customers and growth in industrial coatings, specifically in coil coatings. Due to the seasonal nature of portions of the Company’s business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

In the second quarter of 2006, consolidated gross profit increased $29.0 million from the prior year to $232.1 million. As a percent of consolidated net sales, consolidated gross profit during the second quarter of 2006 increased to 30.3% from 28.8%. For the six-month period, consolidated gross profit increased $60.8 million to $412.6 million. As a percent of consolidated net sales, gross profit during the six-month period of 2006 increased to 29.5% from 27.9%. The increase in gross margin was largely attributable to increases in selling prices and manufacturing efficiencies.

Consolidated operating expenses (research and development, selling and administrative) increased 9.6% to $147.6 million (19.2% of consolidated net sales) in the quarter compared to $134.7 million (19.1% of consolidated net sales) in the second quarter of 2005. For the six-month period, consolidated operating expenses increased 11.3% to $281.5 million (20.2% of consolidated net sales) from $252.9 million (20.0% of consolidated net sales) in the prior year. The increase in operating

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS – CONTINUED

expenses during the second quarter was primarily due to the impact of the Cabot acquisition and the adoption of SFAS 123R for stock-based compensation.

Second quarter earnings before interest and taxes (EBIT) increased $13.8 million or 19.6% from the prior year second quarter. First half EBIT increased $30.5 million or 30.6% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment increased to $32.4 million from $24.7 million in the prior year second quarter. Year to date EBIT in the Paints segment increased to $40.5 million from $33.0 million. As a percent of net sales for the Paints segment, EBIT increased to 12.4% from 10.6% in the prior year second quarter and to 9.0% from 8.4% from the prior year to date. The increase was attributable to higher prices to customers along with manufacturing efficiencies associated with volume increases. EBIT in the Coatings segment increased to $54.5 million from$43.6 million in the prior year second quarter. Year to date EBIT in the Coatings segment increased to $98.5 million from $68.8 million. As a percent of net sales for the Coatings segment, EBIT increased to 12.9% from 10.9% in the prior year second quarter and to 12.3% from 9.3% in the prior year to date. The increase was primarily due to higher prices to customers and manufacturing efficiencies. EBIT in the Other segment decreased to negative $2.7 million from positive $2.0 million in the prior year second quarter. Year to date EBIT in the Other segment decreased to negative $9.1 million from negative $2.4 million. As a percent of net sales for the Other segment, EBIT decreased to negative 3.2% from positive 2.8% in the prior year second quarter and to negative 6.3% from negative 1.8% in the prior year to date. The decrease is primarily due to the impact of a favorable legal settlement on last year’s results. Due to the seasonal nature of portions of the Company’s business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense was $10.9 million in the second quarter of 2006 and in the second quarter of 2005. Year to date interest expense increased to $21.7 million in 2006 from $21.5 million in the prior year. Higher average interest rates were offset by lower debt levels.

The effective tax rate increased from 34.0% in the second quarter of 2005 to 34.5% in the second quarter of 2006. The year to date tax rate decreased from 35.5% at the end of the first quarter of 2006 to 34.9% at the end of the second quarter of 2006. The decline in the quarter and year to date tax rate from the first quarter of 2006 was primarily due to the favorable resolution of two state income tax audits. Our expected effective tax rate on income from operations for the balance of fiscal 2006 is 35.5%.

Net income in the second quarter of 2006 increased 22.2% to $47.9 million or $0.46 per diluted share. For the six-month period, net income increased 38.4% to $70.5 million or $0.69 per diluted share.

Financial Condition: The net cash generated by operations was $50.2 million for the first six months of 2006, compared with net cash used by operations of $3.6 million for the first six months of 2005. Cash generated by operations and $23.5 million of proceeds from the sale of treasury stock (exercise of stock options) were used

ITEM 2:   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS – CONTINUED

to fund capital expenditures of $26.0 million, decrease bank borrowings by $24.6 million and fund dividend payments of $22.3 million.

The cash generated from operations resulted from strong net income and an increase in accounts payable and accrued liabilities, partially offset by increases in accounts receivable and inventory. Accounts payable and accrued liabilities increased $21.4 million. Accounts receivable increased by $52.6 million due to timing of customer payments and higher selling prices. Inventory increased $12.9 million primarily due to higher raw material costs.

Capital expenditures for property, plant and equipment were $26.0 million in the first six months of 2006, compared with $27.4 million in the first six months of 2005. The Company anticipates capital spending in 2006 to be approximately $75 million.

The ratio of total debt to capital decreased to 38.4% at the end of second quarter of 2006 compared to 41.0% at the close of fiscal 2005. The total debt to capital ratio as of April 29, 2005 was 43.8%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company’s fixed cash obligations during the six months ended April 28, 2006.

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

The Company is also subject to interest rate risk. At April 28, 2006, approximately 30% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material effect on the Company’s results of operations or financial condition.

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

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on February 22, 2006, the stockholders took the following actions:

(i)    The stockholders elected three directors in Class II for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld

John S. Bode	87,322,586	989,531
Susan S. Boren	80,302,398	8,009,719
Jeffrey H. Curler	87,319,571	992,546

(ii)    The stockholders approved an increase in the shares reserved under the Corporation’s 1991 Stock Option Plan. 46,057,721 votes were cast for the resolution; 31,832,154 votes were cast against the resolution; 535,644 votes abstained; and there were 9,886,598 broker non-votes.

(iii)    The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2006. 86,932,590 votes were cast for the resolution; 1,002,598 votes were cast against the resolution; shares representing 376,928 votes abstained; and there were no broker non-votes.

ITEM 6:   EXHIBITS

Exhibits
10(a)	Form of Stock Option Granted to Non-Employee Directors
10(b)	Form of Restricted Stock Granted to Certain Executive Officers
10(c)	Form of Stock Option Granted to Certain Executive Officers
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 7, 2006	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: June 7, 2006	By	/s/ Paul C. Reyelts
Paul C. Reyelts Executive Vice President and Chief Financial Officer