Form 10-Q
period 2006-07-28
VALSPAR CORP
filed 2006-09-06
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2006

or

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

As of August 30, 2006, The Valspar Corporation had 101,674,941 shares of common stock outstanding, excluding 18,767,683 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	July 28, 2006	July 29, 2005	October 28, 2005
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$60,583	$53,392	$52,845

Accounts receivable less allowance
(7/28/06 – $12,898; 7/29/05 – $17,072; 10/28/05 – $16,857)	534,475	472,549	462,396

Inventories:
Manufactured products	167,022	159,941	142,458
Raw materials, supplies and work-in-process	86,849	91,250	88,182

	253,871	251,191	230,640

Deferred income taxes	39,791	39,401	39,075

Prepaid expenses and other	84,973	79,778	80,248

TOTAL CURRENT ASSETS	973,693	896,311	865,204

GOODWILL	1,328,958	1,058,697	1,064,931
INTANGIBLES, NET	360,241	316,871	315,537
OTHER ASSETS, NET	63,588	78,905	60,214
LONG-TERM DEFERRED INCOME TAX	25,910	25,527	27,455

PROPERTY, PLANT AND EQUIPMENT	833,122	837,557	844,220
Less accumulated depreciation	(420,027)	(409,740)	(416,398)

	413,095	427,817	427,822

	$3,165,485	$2,804,128	$2,761,163

NOTE:	The Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED
(DOLLARS IN THOUSANDS)

	July 28, 2006	July 29, 2005	October 28, 2005
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable to banks	$37,310	$152,610	$29,257
Current portion of long-term debt	350,026	84,057	24
Trade accounts payable	337,747	250,348	260,070
Income taxes	55,128	68,470	58,120
Accrued liabilities	273,771	234,938	278,160

TOTAL CURRENT LIABILITIES	1,053,982	790,423	625,631

LONG-TERM DEBT	550,124	615,367	706,415

DEFERRED INCOME TAXES	226,689	202,453	209,341

DEFERRED LIABILITIES	153,070	165,407	158,684

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50;
Authorized – 500,000,000 shares;
Shares issued, including shares
in treasury – 120,442,624)	60,220	30,110	60,220

Additional paid-in capital	311,548	283,154	289,158

Retained earnings	969,693	869,182	880,006

Other	19,183	6,481	11,695

	1,360,644	1,188,926	1,241,079
Less cost of Common Stock in treasury
(7/28/06 – 18,843,267 shares; 7/29/05 –
19,132,454 shares; 10/28/05 – 20,010,616
shares)	179,024	158,449	179,987

	1,181,620	1,030,478	1,061,092

	$3,165,485	$2,804,128	$2,761,163

NOTE:	The Balance Sheet at October 28, 2005 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Net sales	$797,376	$725,477	$2,193,957	$1,988,563

Cost of goods sold	550,718	512,222	1,534,715	1,423,487

Gross profit	246,658	213,255	659,242	565,076

Research and development	21,202	20,037	61,149	59,055

Selling and administrative	136,534	109,568	378,126	323,398

Income from operations	88,922	83,650	219,967	182,623

Interest expense	10,897	11,535	32,607	32,995

Other (income)/expense – net	1,495	302	2,650	(167)

Income before income taxes	76,530	71,813	184,710	149,795

Income taxes	23,895	26,100	61,599	53,143

Net income	$52,635	$45,713	$123,111	$96,652

Net income per common share – basic	$0.52	$0.45	$1.22	$0.95

Net income per common share – diluted	$0.51	$0.44	$1.20	$0.92

Average number of common shares outstanding
– basic	101,437,514	101,756,802	101,095,368	102,242,560

– diluted	103,069,697	104,052,304	102,673,401	104,615,388

Dividends paid per common share	$0.11	$0.10	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 28, 2006	July 29, 2005
OPERATING ACTIVITIES:
Net income	$123,111	$96,652
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	48,352	45,080
Amortization	3,594	3,577
Stock-based compensation	6,875	—
(Gain)/loss on asset divestiture	2,675	3,448
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(64,298)	(43,833)
(Increase)/decrease in inventories and other current assets	(26,223)	(24,507)
Increase/(decrease) in trade accounts payable and accrued liabilities	71,615	(29,560)
Increase/(decrease) in income taxes payable	(3,348)	22,867
Increase/(decrease) in other deferred liabilities	(5,985)	2,249
Other	(2,831)	(9,717)

Net Cash (Used In)/Provided By Operating Activities	153,537	66,256

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(40,459)	(40,895)
Acquired Businesses, net of cash	(290,387)	(78,691)
Cash proceeds on disposal of assets	7,374	—

Net Cash Used In Investing Activities	(323,472)	(119,586)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowings	195,895	123,092
Proceeds from sale of treasury stock	26,043	19,954
Excess tax benefit from stock-based compensation	2,398	—
Treasury stock purchases	(13,196)	(59,851)
Dividends paid	(33,467)	(30,617)

Net Cash (Used In)/Provided By Financing Activities	177,673	52,578

Increase/(Decrease) in Cash and Cash Equivalents	7,738	(751)

Cash and Cash Equivalents at Beginning of Period	52,845	54,143

Cash and Cash Equivalents at End of Period	$60,583	$53,392

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for any interim period are not necessarily indicative of the results that may be expected for the year.

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

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable includes $35.8 million at July 28, 2006, $36.8 million at October 28, 2005 and $27.3 million at July 29, 2005 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:   ACQUISITIONS AND DIVESTITURES

On July 26, 2006, the Company acquired 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The balance sheet at July 28, 2006 reflects the entire purchase price as allocated to goodwill. The Company will make a preliminary allocation of the purchase price in its consolidated financial statements for the year ending October 27, 2006. The final purchase price allocation will be made within one year of the date of the acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

NOTE 4:   COMPREHENSIVE INCOME

For the nine months ended July 28, 2006 and July 29, 2005, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006 – CONTINUED

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Net Income	$52,635	$45,713	$123,111	$96,652

Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	9,555	(9,484)	7,119	4,070
Deferred gain (loss) on hedging activities	(687)	623	267	2,367
Minimum pension liability adjustment, net of tax	75	—	125	—

Total Comprehensive Income	$61,578	$36,852	$130,622	$103,089

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended July 28, 2006 increased from the end of fiscal 2005 by $264.1 million to $1,329.0 million. The increase is due to the Huarun Paints acquisition and foreign currency translation, partially offset by reclassifications of certain assets resulting from completion of a valuation of Samuel Cabot Incorporated and the finalization of the purchase price allocation for the Samuel Cabot Incorporated acquisition. The purchase price allocation to goodwill for the Huarun Paints acquisition is preliminary and is subject to change. See Note 3 for additional information on the acquisition accounting for Huarun Paints.

Total intangible asset amortization expense for the nine months ended July 28, 2006 was $3.6 million, equal to $3.6 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 28, 2006 is expected to be approximately $5.4 million annually.

NOTE 6:   SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS No. 131), and based on the nature of the Company’s products, technology, manufacturing processes, customers and regulatory environment, the Company has determined that it operates its business in two reportable segments: Paints and Coatings.

SFAS No. 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding the allocation of resources. The Company evaluates the performance of operating segments and allocates resources based on profit or loss from operations before interest expense and taxes (EBIT).

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
JULY 28, 2006 – CONTINUED

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

The Company’s remaining activities are included in All Other. These activities include specialty polymers and colorants for internal use and for sales to external coatings companies and building products manufacturers, as well as composites (gelcoats and related products) and furniture protection plans. Also included within All Other are the administrative expenses of the Company’s corporate headquarters site. The administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Net Sales:
Paints	$282,040	$245,169	$730,598	$637,556
Coatings	431,793	409,577	1,234,790	1,148,778
All Other	115,121	103,336	317,239	289,191
Less Intersegment sales	(31,578)	(32,605)	(88,670)	(86,962)

Total Net Sales	$797,376	$725,477	$2,193,957	$1,988,563

EBIT
Paints	$36,179	$30,424	$75,132	$63,447
Coatings	52,741	52,108	147,483	120,909
All Other	(1,493)	816	(5,298)	(1,566)

Total EBIT	$87,427	$83,348	$217,317	$182,790

Interest	$10,897	$11,535	$32,607	$32,995

Income before Income Taxes	$76,530	$71,813	$184,710	$149,795

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
JULY 28, 2006 – CONTINUED

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

At July 28, 2006, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges. The Company also had a $100 million notional amount of treasury locks to hedge, or lock in, interest rates on a probable long-term debt issuance the Company plans to complete during fiscal year 2007.

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Nine Months Ended
	July 28, 2006	July 29, 2005
Beginning balance, October	$95,687	$88,376
Change in accrual from previous fiscal year	(1,723)	(3,400)
Additional net deferred revenue/accrual made during the period	15,121	25,268
Payments made during the period	(14,676)	(13,035)

Ending balance	$94,409	$97,209

NOTE 9:   STOCK BASED COMPENSATION

The Company’s stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock. Options generally have a contractual term of 10 years, vest ratably over three years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006 – CONTINUED

Prior to fiscal year 2006, the Company accounted for stock-based compensation programs using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applied Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS No. 148), for disclosure purposes only. The SFAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application, and the Company has elected to recognize the fair value of the awards ratably over the vesting period. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for the remaining vesting periods of awards that had been included in pro-forma expense in prior periods. The impact of adopting SFAS No. 123R on the Company’s three-month and nine-month periods ending July 28, 2006 was an increase in compensation expense of $2.4 million ($1.5 million after tax) and $6.9 million ($4.4 million after tax), respectively. The corresponding reduction in earnings per share for the three-month period ending July 28, 2006 was $0.01 for basic earnings per share and $0.01 for diluted earnings per share, and for the nine-month period ending July 28, 2006 was $0.03 for basic earnings per share and $0.03 for diluted earnings per share. The Company expects the adoption of SFAS No. 123R to incrementally increase before-tax compensation expense by approximately $11.3 million during fiscal 2006.

As of July 29, 2006, there was $12.3 million of total unrecognized before-tax compensation cost related to non-vested awards. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Employees who retire from the company after age 60 and officers who retire after age 55 generally become fully vested in their stock options. Under SFAS No. 123 accounting, pro forma compensation cost for stock options was calculated on a straight-line basis over the stated vesting period. Under SFAS No. 123R, compensation cost for awards granted after the adoption date is recognized over the period to the earlier of the retirement eligibility date or the stated vesting date (the non-substantive vesting period approach). If this approach had been used under SFAS No. 123, the before-tax compensation cost for the third quarter and year to date in 2006 would have been $1.8 million and $4.9 million, respectively and the pro-forma compensation cost for the third quarter and year to date in 2005 would have been $1.0 million and $5.3 million, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006 – CONTINUED

The following table sets forth a reconciliation of outstanding stock options for the nine-month period ended July 28, 2006:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ Thousands)
Outstanding, October 28, 2005	12,590,819	$19.34	6.4 years	$38,107
Granted	293,592	27.81
Forfeited	(103,156)	20.64
Exercised	(1,529,558)	16.86		$14,004

Outstanding, July 28, 2006	11,251,697	$19.73	5.9 years	$50,126

Exercisable, July 28, 2006	8,049,902	18.43	4.8 years	$45,619

The total intrinsic value at July 28, 2006 is based on the Company’s closing stock price on the last trading day of the quarter for in-the-money options. The strike prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Expected dividend yield	1.6%	1.6%	1.6%	1.7%
Expected stock price volatility	21.0%	26.9%	21.0%	26.3%
Risk-free interest rate	5.1%	3.9%	4.9%	4.0%
Expected life of options	6 years	6 years	6 years	6 years
Fair Value	$7.16	$6.73	$7.18	$6.33

The following table sets forth a reconciliation of restricted shares for the nine-month period ended July 28, 2006:

	Restricted Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value ($ Thousands)
Nonvested, October 28, 2005	314,666	$23.46	$6,860
Granted	194,139	26.03	5,053
Vested	(161,969)	22.71	4,024
Nonvested, July 28, 2006	346,836	$25.25	$8,355

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006 – CONTINUED

The following table illustrates the effect on net income and earnings per share for the three months and nine months ended July 29, 2005 as if the Company had applied the fair-value recognition of SFAS statement No. 123, Accounting for Stock-Based Compensation:

(Dollars in thousands, except per share amounts)	Three Months Ended	Nine Months Ended
	July 29, 2005	July 29, 2005
Net income, as reported	$45,713	$96,652

Deduct: Total stock-based employee compensation expense
determined under fair value based methods for all
awards, net of related tax effects	1,451	4,287

Pro forma net income	$44,262	$92,365

Net Income per common share:
Basic – as reported	$0.45	$0.95
Basic – pro forma	$0.44	$0.90
Diluted – as reported	$0.44	$0.92
Diluted – pro forma	$0.43	$0.90

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share for fiscal 2006 and pro-forma basic and pro-forma diluted earnings per share for fiscal 2005:

	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29, 2005	July 28, 2006	July 29, 2005
Weighted average shares for basic earnings per share	101,437,514	101,756,802	101,095,368	102,242,560
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,632,183	2,295,502	1,578,033	2,372,828
Weighted average shares for diluted earnings per share	103,069,697	104,052,304	102,673,401	104,615,388

Stock options awards of 1,860,269 and 1,533,647 were excluded from the shares used in the computation of diluted earnings per share for the nine months ended July 28, 2006 and July 29, 2005, respectively, since they were anti-dilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006 – CONTINUED

Stock option awards of 311,729 and 1,520,096 were excluded from the shares used in the computation of diluted earnings per share for the three months ended July 28, 2006 and July 29, 2005, respectively, since they were anti-dilutive.

NOTE 10:   PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 28, 2006	July 29 2005	July 28, 2006	July 29, 2005
Service cost	$800	$678	$2,926	$2,050
Interest cost	2,867	2,733	8,680	8,221
Expected return on plan assets	(3,483)	(3,167)	(10,403)	(9,514)
Amortization of transition asset	(30)	(30)	(91)	(91)
Amortization of prior service cost	154	199	513	596
Recognized actuarial (gain)/loss	1,002	861	3,330	2,589

Net periodic benefit cost	$1,310	$1,274	$4,955	$3,851

NOTE 11:   RECLASSIFICATION

Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation.

NOTE 12:   NEW PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47), an interpretation of Statement of Financial Accounting Standards No. 143, in March 2005. FIN No. 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN No. 47 is effective for fiscal years ending after December 31, 2005 and is required to be adopted by the Company for its year ending October 27, 2006. The Company is currently evaluating the impact of this standard on its financial statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 28, 2006 – CONTINUED

The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48) in June 2006. This statement clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective October 27, 2007 or fiscal year 2008. The Company is currently evaluating the impact of this standard on its financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:   In the third quarter of fiscal 2006, sales increased compared to the prior year due to continued growth in our Paints and Coatings segments, with the largest increases in our architectural, industrial and resin product lines. Gross margins improved compared to the prior year because customer pricing and improved manufacturing performance more than offset increased raw material costs. The Company’s ability to return to historical levels of gross margins depends on its ability to implement further price increases to offset continuing increases in raw material costs. Additionally, beginning in the first quarter of fiscal 2006, the Company began to recognize compensation expense for stock-based compensation programs (SFAS No. 123R). See Note 9 to Condensed Consolidated financial Statements (Unaudited) contained in this Quarterly Report on Form 10-Q.

At the end of the quarter ended July 28, 2006, the Company acquired an 80% interest in Huarun Paints, one of China’s leading domestic suppliers of wood furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints achieved sales of approximately $180 million in 2005. The cash purchase price was approximately $290 million.

Critical Accounting Policies:   There were no material changes in the Company’s critical accounting policies during the third quarter ended July 28, 2006.

Operations:   Consolidated net sales increased 9.9% for the quarter to $797.4 million from $725.5 million in the prior year. Sales growth was 8.5%, after excluding the positive effect of foreign currency of 0.6% and the positive effect of acquisitions of 0.8%. Consolidated net sales increased 10.3% in the nine-month period to $2,194.0 million from $1,988.6 million. Consolidated net sales increased 8.8%, excluding the negative effect of foreign currency of 0.2% and the positive effect of acquisitions of 1.7%.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net sales for the Paints segment increased 15.0% to $282.0 million in the quarter compared to the prior year. Net sales increased 14.6% to $730.6 million year to date compared to the same period last year. Before acquisitions and excluding the effect of foreign currency exchange, core sales growth in Paints was 12.8% and 9.9% in the third quarter and year to date, respectively. Paints core sales growth was largely attributable to increased sales in the architectural product line due to strong retail demand and higher selling prices to customers. Net sales of the Coatings segment increased 5.4% to $431.8 million in the quarter compared to the prior year. Net sales increased 7.5% to $1,234.8 million year to date compared to the same period last year. Excluding the effect of foreign currency exchange, core sales growth in Coatings was 4.5% and 7.5% in the third quarter and year to date, respectively. Coatings core sales growth was driven by higher selling prices to customers and growth in industrial coatings, specifically in coil coatings. Due to the seasonal nature of portions of the Company’s business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

In the third quarter of 2006, consolidated gross profit increased $33.4 million from the prior year to $246.7 million. As a percent of consolidated net sales, consolidated gross profit during the second quarter of 2006 increased to 30.9% from 29.4%. For the nine-month period, consolidated gross profit increased $94.2 million to $659.2 million. As a percent of consolidated net sales, gross profit during the nine-month period of 2006 increased to 30.0% from 28.4%. The increase in gross margin was largely attributable to increases in selling prices and manufacturing efficiencies.

Consolidated operating expenses (research and development, selling and administrative) increased 21.7% to $157.7 million (19.8% of consolidated net sales) in the quarter compared to $129.6 million (17.9% of consolidated net sales) in the third quarter of 2005. For the nine-month period, consolidated operating expenses increased 14.9% to $439.3 million (20.0% of consolidated net sales) from $382.5 million (19.2% of consolidated net sales) in the prior year. The increase in operating expenses during the third quarter was primarily due to higher advertising and promotional expenses related to the Cabot business, adoption of SFAS 123R for stock-based compensation and increased incentive compensation expense.

Third quarter earnings before interest and taxes (EBIT) increased $4.1 million or 4.9% from the prior year third quarter. For the nine-month period, EBIT increased $34.5 million or 18.9% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment increased to $36.2 million from $30.4 million in the prior year third quarter. Year to date EBIT in the Paints segment increased to $75.1 million from $63.4 million. As a percent of net sales for the Paints segment, EBIT increased to 12.8% from 12.4% in the prior year third quarter and to 10.3% from 10.0% from the prior year to date. The increase in the quarter was attributable to higher prices to customers along with manufacturing efficiencies associated with volume increases. EBIT in the Coatings segment increased to $52.7 million from $52.1 million in the prior year third quarter. Year to date EBIT in the Coatings segment increased to $147.5 million from $120.9 million. As a percent of net sales for the Coatings segment, EBIT decreased to 12.2% from 12.7% in the prior year third quarter and increased to 11.9% from 10.5% in the prior year to date. The decrease in the quarter was primarily due to higher raw material costs, partially offset by higher

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

prices to customers and manufacturing efficiencies. EBIT in All Other decreased to negative $1.5 million from positive $0.8 million in the prior year third quarter. Year to date EBIT in All Other decreased to negative $5.3 million from negative $1.6 million. As a percent of net sales for All Other, EBIT decreased to negative 1.8% from positive 1.2% in the prior year third quarter and to negative 2.3% from negative 0.8% in the prior year to date. Due to the seasonal nature of portions of the Company’s business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense decreased to $10.9 million in the third quarter of 2006 from $11.5 million in the prior year third quarter. Year to date interest expense decreased to $32.6 million in 2006 from $33.0 million in the prior year. The decrease in interest expense was driven by lower overall average debt levels, largely offset by higher average interest rates.

The effective tax rate decreased to 31.2% in the third quarter of 2006 from 36.3% in the third quarter of. fiscal 2005. The year to date income tax rate decreased to 33.3% at the end of the third quarter of 2006 compared to 35.5% at the end of the third quarter of 2005. The decline in the year to date income tax rate compared to the prior year was due to favorable tax adjustments related to prior tax periods. The expected effective tax rate on income from operations for the balance of fiscal 2006 is 35.5%.

Net income in the third quarter of 2006 increased 15.1% to $52.6 million or $0.51 per diluted share. For the nine-month period, net income increased 27.4% to $123.1 million or $1.20 per diluted share.

Financial Condition:   The net cash generated by operations was $153.5 million for the first nine months of 2006, compared with net cash generated by operations of $66.3 million for the first nine months of 2005. Cash generated by operations, $195.9 million of proceeds from borrowing, and $26.0 million from the sale of treasury stock (exercise of stock options), were used to fund $330.8 million in acquisitions and capital expenditures, $33.5 million in dividend payments and $13.2 million in treasury stock purchases.

The cash generated from operations resulted from strong net income and an increase in accounts payable, partially offset by increases in accounts receivable and inventory. Accounts payable and accrued liabilities increased $71.6 million as a result of extended payment terms and timing of disbursements. Accounts receivable increased by $64.3 million due to increased sales revenues and timing of customer payments. Inventory increased $26.2 million primarily due to higher finished goods inventory levels.

Capital expenditures for property, plant and equipment were $40.4 million in the first nine months of 2006, compared with $40.9 million in the first nine months of 2005. The Company anticipates capital spending in 2006 to be approximately $75 million.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

The ratio of total debt to capital increased to 44.2% at the end of third quarter of 2006 compared to 41.0% at the close of fiscal 2005. The total debt to capital ratio as of July 29, 2005 was 45.3%. During July 2006, the Company entered into a 364-day $350,000,000 credit facility. This new credit facility is in addition to the $500,000,000 credit facility that expires in October 2010. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company’s fixed cash obligations during the nine months ended July 28, 2006.

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

The Company is also subject to interest rate risk. At July 28, 2006, approximately 47% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material effect on the Company’s results of operations or financial condition.

ITEM 4:   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Not applicable.

(b)    Not applicable.

(c)    We made the following repurchases of equity securities during the quarter ended July 28, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
04/29/06 – 05/26/06	96,700	26.30	96,700	3,903,300
05/27/06 – 06/23/06	403,300	26.41	403,300	3,500,000
06/24/06 – 07/28/06	—	—	—	3,500,000

ITEM 6:   EXHIBITS

Exhibits:
2.1	Agreement for Sale and Purchase of Shares in Huarun Paints Holdings Company Limited dated June 20, 2006 between Champion Regal Limited and Eastern Jade Limited (to be renamed as Valspar Hong Kong Holdings Limited)*
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Certain attachments constituting the schedules to this agreement have been omitted and will be furnished supplementally to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 6, 2006	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: September 6, 2006	By	/s/ Paul C. Reyelts
Paul C. Reyelts Executive Vice President and Chief Financial Officer