Form 10-K
period 2006-10-27
VALSPAR CORP
filed 2007-01-10
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 27, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission file number 1-3011

THE VALSPAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State of incorporation)	(I.R.S. Employer Identification No.)
1101 Third Street South Minneapolis, Minnesota	55415
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.50 Par Value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒ Yes   ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 28, 2006 was $2.3 billion based on the closing sales price of $28.30 per share as reported on the New York Stock Exchange. As of December 29, 2006, 102,168,636 shares of Common Stock, $.50 par value per share (net of 18,273,988 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

The Valspar Corporation Notice of 2007 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended October 27, 2006 (to the extent described herein) is incorporated by reference into Part III hereof.

The Valspar Corporation
Form 10-K

PART I

ITEM 1    BUSINESS

OVERVIEW

The Valspar Corporation is a leading global coatings and paints manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2006 from our Coatings and Paints segments were $1,683.5 billion and $985.7 million, respectively. Our total net sales in 2006 were $2,978.1 billion.

Our Coatings segment includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers. Products within our Coatings segment include fillers, primers, varnishes, inks, sprays, stains and other coatings used by customers in a wide range of manufacturing industries, including building products, appliances, automotive parts, furniture, transportation, agricultural and construction equipment, metal packaging and metal fabrication. We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electrodeposition, powder, solvent-borne, water-borne and UV light-cured coatings. This segment includes our packaging product line and our three industrial product lines: general industrial, coil and wood.

Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans. We also produce coatings for aerosol and paint cans, bottle crowns for glass, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has been apparent in this product line, and we have responded by offering a wide variety of packaging coatings products throughout the world.

Our general industrial product line offers customers in a wide variety of industries with a single source for powder, liquid and electrodeposition coatings technologies. We have expanded our infrastructure to support our customers in Europe, Latin America and Asia with general industrial products. We recently opened a new powder coatings facility in Shanghai, and through the H.B. Fuller acquisition, we added a new powder coatings facility in the United Kingdom.

Our coil coatings are applied to metal coils that are used to manufacture appliances, pre-engineered buildings and building components and other metal building and architectural products. We believe we are the largest supplier of coil coatings in North America. With our broad technology portfolio, we are poised for growth in Asia and South America. Our recently announced joint venture with Tekno S.A. in Brazil strengthens our position in South America.

Our wood product line within the Coatings segment includes decorative and protective coatings for wood furniture, building products, cabinets and floors. Following the acquisition of an 80% interest in Huarun Paints in 2006, we believe we became the world’s largest supplier of wood coatings. Portions of the wood furniture industry have moved to Asia, and we have color design, manufacturing and technical service capabilities in the region to support this business.

Our architectural product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products. We sell these products primarily into the do-it-yourself market through home centers, mass merchants, hardware wholesalers and independent dealers. We develop customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments through point-of-purchase materials, labeling and product and color selection assistance. We offer our own branded products and exclusive private label brands for customers. At key customers such as

Lowe’s, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores. In 2007, we are beginning a major initiative to build consumer awareness of the Valspar paint brand through advertising and marketing. At Lowe’s, our largest customer, we plan to offer an innovative in-store experience that simplifies the paint shopping process for consumers. We will also continue with a strong field sales support organization and offer a newly designed consumer website at www.valspar.com.

Within the Paints segment, we also offer automotive refinish paints that are sold through automotive refinish distributors and body shops and aerosol spray paints that are sold through automotive distributors and automotive supply retailers. Our Valspar Refinish, De Beer and House of Kolor brands are offered in many countries around the world.

In addition to the main product lines within our two segments, we make and sell specialty polymers, colorants and gelcoats, and we sell furniture protection plans. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our coatings and paints (especially our architectural paints) provides us with advantages over competitors who do not produce these products themselves. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

The Valspar Corporation is a Delaware corporation and was founded in 1806. Our principal executive offices are located at 1101 Third Street South, Minneapolis, Minnesota 55415, and our telephone number at that address is 612-332-7371. Our corporate website address is www.valsparglobal.com. The information on our website is not part of this filing.

ACQUISITIONS

Much of our growth has occurred during the last decade. During this time we have expanded our business into international markets. A significant portion of our business growth has been accomplished through acquisitions. Since 1995, we have made more than 20 acquisitions, including purchases of equity in joint ventures.

In fiscal 2004, we completed two acquisitions. In January 2004, we acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately $50 million at time of acquisition. In August 2004, we acquired selected assets of the Forest Products business of Associated Chemists, Inc., a manufacturer and distributor of wood coatings and chemicals for the pulp and paper industry based in Portland, Oregon. Revenue of the Forest Products business for calendar year 2003 was approximately $28 million.

In June 2005, we completed the acquisition of Samuel Cabot Incorporated, a privately owned manufacturer of premium quality exterior and interior stains and finishes. Cabot, based in Newburyport, Massachusetts, had sales of approximately $58 million in the year ended September 30, 2004, and had been family-owned since 1877. In 2006, we introduced premium Cabot branded products into Lowe’s, our largest customer.

In July 2006, we completed the acquisition of an 80% interest in Huarun Paints Holdings Company Limited, one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Founded in 1991, Huarun Paints had grown to become one of China’s leading domestic suppliers of wood and furniture coatings and a rapidly growing supplier of architectural coatings, with sales of approximately $200 million in 2006.

In December 2006, after the end of our 2006 fiscal year, we completed the acquisition of H.B. Fuller Company’s powder coatings business. This business, which had net sales of approximately $75 million in 2005, serves customers in more than 20 countries from manufacturing facilities in the United States and the United Kingdom.

PRODUCTS

Coatings Segment

The Coatings segment includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America, South America, Europe and Asia. Products within our Coatings segment include fillers, primers, varnishes, inks, sprays, stains and other coatings used by customers in a wide range of manufacturing industries, including building products, appliances, automotive parts, furniture, transportation, agricultural and construction equipment, metal packaging and metal fabrication.

We use a wide variety of coatings technologies to meet our customers’ coatings requirements, including electrodeposition, powder, solvent-borne, water-borne and UV light-cured coatings. This broad technology capability allows us to customize our Coatings segment products to our customers’ specifications and to provide “one stop” integrated solutions. For example, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance makers.

The packaging product line within our Coatings segment includes coatings for both interior and exterior use in metal packaging containers, principally food containers and beverage cans for global customers. We also produce coatings for aerosol and paint cans, bottle crowns for glass, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings, producing coatings for the entire can. Consolidation and globalization of our customers has been apparent in this product line, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

Within our general industrial product line, we offer a single source for powder, liquid and electrodeposition coatings technologies to customers in a wide variety of industries, including transportation, automotive parts and agricultural and construction equipment. We continue to follow our customers with manufacturing and technical service as they move into Europe, Latin America and Asia.

Our coil coatings are applied to appliances, pre-engineered buildings and building components and other metal building and architectural products. We believe we are the leading coil coatings manufacturer in North America, with particular strength in coil coatings for metal buildings and appliances. With our broad technology portfolio, we have a product for nearly every type of coil coatings application requirement.

Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We offer color design, manufacturing and technical service for customers throughout North America and Asia. Our investment in Huarun Paints provides us with additional sales and distribution opportunities in the fast-growing Chinese wood coatings market.

Paints Segment

Our architectural paints products comprise the largest portion of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used primarily in the do-it-yourself market. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers and independent dealers. Due to the weather requirements of house painting, sales of our architectural products are seasonal, with the lowest levels occurring in the first quarter of our fiscal year when weather conditions in much of North America are ill-suited for exterior painting.

We develop highly customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments from their competitors’ through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar®, Cabot®, Plasti-Kote®, McCloskey® and Goof Off®. We also manufacture for our customers exclusive brands such as American Tradition®, Signature Colors®, Severe Weather®, Enterprise® and Decorative Effects®, in addition to a variety of other private label brands. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores. We have been recognized as the paint supplier of the year eight times for Lowe’s and twice for Wal-Mart.

Within the Paints segment, we also manufacture and distribute automotive refinish paints under the brand names Valspar®, De Beer® and House of Kolor®. We also supply aerosol spray paints for automotive distributors and large automotive supply retailers under the brand names Plasti-Kote®, Tempo® and Mr. Spray®. Major customers for these products include large automotive supply retailers.

All Other

In addition to our main product lines, we make and sell specialty polymers, gelcoats and colorants, and we sell furniture protection plans. We manufacture specialty polymers and colorants for internal use and for external sale to other coatings and building products manufacturers. We believe our ability to develop proprietary polymers for use in our paints and coatings (especially our architectural paints) provides us with advantages over some of our competitors who do not produce these products themselves. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

COMPETITION

All aspects of the coatings and paints business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than us.

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

Competition in our Paints segment is based on factors such as price, product quality, distribution and consumer brand recognition. In this segment, we offer highly customized merchandising and marketing support programs to our customers. We also support brand awareness through advertising and by offering high quality products.

RAW MATERIALS

We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry economic cycle for the past 2–3 years has reflected a strong demand globally with high capacity utilization. In some cases we have experienced or are experiencing tight supply and demand dynamics, resulting in continuing price increases for certain types of raw materials, although price increases moderated in 2006. Raw material demand and price increases are being managed to minimize the impact on our operations. In general, higher crude oil and natural gas prices and higher supplier capacity utilization result in higher prices for our raw materials. Because our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

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

SEASONALITY AND WORKING CAPITAL ITEMS

Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in the paints segment. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 5 of the Notes to Consolidated Financial Statements on pages 35 and 36.

SIGNIFICANT CUSTOMERS

In 2006, our sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 35% of net sales. Our sales to Lowe’s Companies, Inc. are in the Paints segment. In 2006, our five largest customers in the Paints segment accounted for approximately 66% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS

We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT

Many of the products we offer today have resulted from continuous improvements of our proprietary technologies. Many of these improvements have been brought to market in the last five years. We have adopted a “best practices” approach to technology development by combining our technology efforts with those of the businesses we have acquired. This has resulted in several successful new product developments. For example, in our packaging product line, we are focusing on universal coatings for two-piece food cans. In industrial coatings, we have developed new electrodeposition technology. We have continued to expand our line of polymers, and we now have a full portfolio of both water-based and conventional polymers for architectural, industrial and packaging products.

Research and development costs for fiscal 2006 were $82,608,000, representing a 4.2% increase over fiscal 2005 ($79,286,000). Fiscal 2005 costs increased 4.5% over those of fiscal 2004 ($75,880,000). Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

ENVIRONMENTAL COMPLIANCE

We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2006, and capital expenditures for fiscal 2007 to comply with existing laws and regulations are also not expected to be material.

EMPLOYEES

We employ approximately 9,556 persons, approximately 695 of whom are subject to collective bargaining agreements. We believe that our relationship with our unionized employees is good.

FOREIGN OPERATIONS AND EXPORT SALES

Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a lesser extent, joint ventures. Sales from foreign operations continue to increase. In 1996, we acquired the European, U.S. and Australian metal decorating inks and packaging coatings business of Coates Coatings to provide our packaging coatings customers with global support. In 1999, we acquired the global packaging coatings business of the Dexter Corporation, along with its industrial coatings business in France. This acquisition added several manufacturing facilities throughout Europe and in Singapore. In December 2000, we completed our acquisition of Lilly Industries, which had manufacturing operations in Canada, Mexico, Europe and Asia. In 2004, we acquired the Dutch company, De Beer Lakfabrieken, B.V. In July 2006, we acquired an 80% interest in Huarun Paints, with manufacturing and distribution in China. In December 2006, we acquired the powder coatings business of H.B. Fuller Company, with a manufacturing facility in the United Kingdom. We now have manufacturing operations in Australia, Brazil, Canada, China, France, Germany, Ireland, Malaysia, Mexico, the Netherlands, Singapore, Switzerland and the United Kingdom. We also have joint ventures in China, Hong Kong, Japan and South Africa and sales offices in other countries.

Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 30% of the Company’s total revenues in fiscal 2006. During fiscal 2006, export sales from the United States represented approximately 3.5% of our business.

ITEM 1A    RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

Fluctuations in the supply and prices of raw materials could negatively impact our financial results.

We purchase the raw and intermediate materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are petroleum-based derivatives and minerals and metals. Under normal market conditions, these materials are generally available on the open market. From time to time, however, the prices and availability of these raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. During the past 2–3 years, raw material costs have increased significantly, reducing our profit margins. If raw material costs continue to increase, and we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience further reductions to our profit margins.

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

The industries in which we operate are highly competitive and some of our competitors may be larger and may have greater financial resources than we do.

All aspects of the coatings and paints business are highly competitive. We face strong competitors in all areas of our business. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth. A number of our competitors are larger than us and may have greater financial resources than we do. Increased competition with these companies could curtail price increases or could require price reductions or increased spending on marketing and sales, any of which could adversely affect our results of operations.

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

Our total debt, including notes payable, was $839,430,000 at October 27, 2006. Our level of indebtedness may have important consequences. For example, it:

•	may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	could make us less attractive to prospective or existing customers or less attractive to potential acquisition targets; and

•	may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to a competitor that may have lower indebtedness.

Our strategy of growth through mergers and acquisitions may not be successful.

Mergers and acquisitions have historically contributed significantly to the growth of our company. As part of our growth strategy, we intend to continue pursuing acquisitions of complementary businesses or products and joint ventures. If we are successful in completing such acquisitions, we may experience:

•	difficulties in assimilating acquired companies and products into our existing business;

•	delays in realizing the benefits from the acquired companies or products;

•	diversion of our management’s time and attention from other business concerns;

•	lack of or limited prior experience in any new markets we may enter;

•	unforeseen claims and liabilities, including unexpected environmental exposures or product liability;

•	unforeseen adjustments, charges and write-offs;

•	problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;

•	unexpected losses of customers of, or suppliers to, the acquired business;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the implementation of purchase price accounting;

•	difficulties in retaining key employees of the acquired businesses; and

•	challenges arising from the increased scope, geographic diversity and complexity of our operations.

In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses or the cost of acquired assets. Any of these factors may make it more difficult to repay our debt. We can give no assurance that we will continue to be able to identify, acquire and integrate successful strategic acquisitions in the future or be able to implement successfully our operating and growth strategies within our existing markets or with respect to any future product or geographic diversification efforts.

We derive a substantial portion of our revenues from foreign markets, which subjects us to additional business risks.

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have 20 production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Canada, Mexico, the United Kingdom, France, Germany, Ireland, The Netherlands, Switzerland, Australia, China, Malaysia, South Africa, Singapore and Brazil. In 2006, revenues from products sold outside the United States accounted for approximately 30% of our net sales.

We expect sales from international markets to continue to represent a significant portion of our net sales and the net sales of our joint ventures. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce and receivables difficult to collect;

•	foreign customers may have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign operations may experience staffing difficulties and labor disputes;

•	transportation and other shipping costs may increase;

•	foreign governments may nationalize private enterprises;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	intellectual property rights may be more difficult to enforce;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	our business and profitability in a particular country could be affected by political or economic repercussions on a domestic, country specific or global level from terrorist activities and the response to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be burdensome.

We have certain key customers.

Our relationships with certain key customers are important to us. From 2004 through 2006, sales to our largest customer, Lowe’s Companies, Inc., have ranged from 16.7% to 17.6% of our total net sales. In 2006, our ten largest customers accounted for approximately 35% of our total net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to Lowe’s Companies, Inc. could have a material adverse impact on us.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2    PROPERTIES

We own our principal offices encompassing 225,000 square feet in Minneapolis, Minnesota. Manufacturing operations in North America are conducted at thirty-four locations, primarily in California, Illinois, Indiana, North Carolina, Pennsylvania and Texas, with two plants in Canada and one in Mexico. The combined square footage of the thirty-two owned and two leased plants in North America is approximately 4,788,000 (4,395,000 square feet owned and 393,000 square feet leased). Manufacturing operations in Europe are conducted at eight owned locations, with plants in the United Kingdom, France, Germany, Ireland, the Netherlands and Switzerland with a combined square footage of approximately 834,000. In Asia Pacific, we own five manufacturing facilities in China and one each in Australia, Malaysia and South Africa. In addition, one plant is leased in Singapore and two in China. In South America, we own one manufacturing facility in Brazil. The combined square footage of the nine owned and three leased facilities in Asia Pacific and South America is approximately 1,903,000 (1,777,000 square feet owned and 126,000 square feet leased).

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage

Paints	2,323,000
Coatings	4,079,000
All Other	1,123,000

Management believes our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

ITEM 3    LEGAL PROCEEDINGS

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

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2006 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position

William L. Mansfield	58	President and Chief Executive Officer since February 2005
Paul C. Reyelts	60	Executive Vice President since February 2005 and Chief Financial Officer since November 1998
Steven L. Erdahl	54	Executive Vice President since April 2004
Rolf Engh	53	Executive Vice President since July 2005, General Counsel and Secretary since April 1993
Anthony L. Blaine	39	Senior Vice President – Human Resources since January 2007
Gary E. Hendrickson	50	Senior Vice President since July 2005
Donald A. Nolan	46	Senior Vice President since July 2005
Lori A. Walker	49	Vice President, Treasurer and Controller since October 2004

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

Prior to July 2005, Mr. Engh was Senior Vice President since November 1998.

Prior to January 2007, Mr. Blaine was Vice President – Human Resources at MeadWestvaco Corporation since June 2001.

Prior to July 2005, Mr. Hendrickson was Group Vice President – Wood Coatings since April 2004. Prior to April 2004, Mr. Hendrickson was Vice President and President Asia Pacific since 2001.

Prior to July 2005, Mr. Nolan was Group Vice President – Packaging since April 2004. Prior to April 2004, Mr. Nolan was Vice President – Packaging Coatings, Americas since 2001.

Prior to October 2004, Ms. Walker was Vice President and Controller since June 2001.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2006 and 2005 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2006	2005

First Quarter	$27.30 – 21.54	$25.52 – 23.13
Second Quarter	$29.20 – 25.69	$24.62 – 20.41
Third Quarter	$29.62 – 23.83	$24.95 – 20.63
Fourth Quarter	$27.50 – 23.88	$24.89 – 20.88

The quarterly dividend declared December 6, 2006, which was paid January 12, 2007 to common stockholders of record December 29, 2006, was increased to 13¢ per share. The table below sets forth the quarterly dividend paid for fiscal years 2006 and 2005.

	Per Share Dividends

For the Fiscal Year	2006	2005

First Quarter	$0.11	$0.10
Second Quarter	$0.11	$0.10
Third Quarter	$0.11	$0.10
Fourth Quarter	$0.11	$0.10

	$0.44	$0.40

The number of record holders of the Company’s Common Stock at December 29, 2006 was 1,523.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

7/29/06 – 8/25/06	—	—	—	3,500,000
8/26/06 – 9/22/06	—	—	—	3,500,000
9/23/06 – 10/27/06	85,500	$25.51	85,500	4,000,000

(1)	585,500 shares purchased under repurchase authorization of 4,000,000 shares during the period of October 19, 2005 through October 17, 2006 and zero shares purchased under repurchase authorization of 4,000,000 shares for the period of October 18, 2006 through October 16, 2007.

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)

Equity Compensation Plans Approved by Security Holders	12,045,507	$20.50	7,562,143
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	12,045,507	$20.50	7,562,143

(1)	The number of securities remaining available for future issuance under equity compensation plans consists of shares issuable under the following corporate plans: The Valspar Corporation 1991 Stock Option Plan, The Valspar Corporation Key Employee Annual Bonus Plan, The Valspar Corporation Stock Option Plan for Non-Employee Directors and the 2001 Stock Incentive Plan.

ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with “Managements Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years

	(Dollars in thousands, except per share amounts)	2006	2005	2004	2003	2002

Operating Results	Net Sales	$2,978,062	$2,713,950	$2,440,692	$2,247,926	$2,126,853

	Cost and Expenses
	Cost of Sales	2,072,157	1,928,352	1,697,176	1,542,144	1,430,184
	Operating Expense	598,468	514,735	473,719	478,279	447,064

	Income from Operations	307,437	270,863	269,797	227,503	249,605
	Other (Income) Expense - Net	3,799	621	(139)	186	2,346
	Interest Expense	46,206	44,522	41,399	45,843	48,711

	Income Before Income Taxes	257,432	225,720	228,537	181,474	198,548
	Net Income	175,252	147,618	142,836	112,514	120,121
	Net Income as a Percent of Sales	5.9%	5.4%	5.9%	5.0%	5.6%
	Return on Average Equity	15.2%	14.3%	15.3%	14.0%	17.3%
	Per Common Share:
	Net Income - Basic	$1.73	$1.45	$1.39	$1.12	$1.20
	Net Income - Diluted	1.71	1.42	1.35	1.08	1.17
	Dividends Paid	0.44	0.40	0.36	0.30	0.28
	Stockholders’ Equity	12.17	10.57	9.75	8.57	7.36

Financial Position	Total Assets	$3,188,253	$2,732,383	$2,634,258	$2,496,524	$2,419,552
	Working Capital at Year-End	(228,560)	239,573	84,104	207,768	203,057
	Property, Plant and Equipment, Net	459,605	427,822	428,431	414,219	402,475
	Long-Term Debt, Excluding Current Portion	350,267	706,415	549,073	749,199	885,819
	Stockholders’ Equity	1,240,063	1,061,092	1,000,363	869,317	737,253

Other Statistics	Property, Plant and Equipment Expenditures	$75,417	$62,731	$61,375	$51,042	$44,698
	Depreciation and Amortization Expense	68,716	68,395	60,537	55,622	51,143
	Research and Development Expense	82,608	79,286	75,880	69,667	65,924
	Total Cash Dividends	$44,655	$40,658	$36,911	$30,247	$27,962
	Average Diluted Common Shares Outstanding (000’s)	102,726	104,150	105,418	103,848	102,740
	Number of Stockholders	1,532	1,524	1,558	1,614	1,642
	Number of Employees at Year-End	9,556	7,540	7,504	7,013	7,058
	Market Price Range - Common Stock: High	$29.62	$25.52	$25.76	$24.25	$25.08
	Low	21.54	20.41	22.34	18.80	16.50

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

Per share data has been adjusted to reflect a 2 for 1 stock split effective in September 2005. The number of stockholders is based on record holders at year-end.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors

General economic conditions continued to improve in 2006. The Company’s sales increased compared to the prior year, primarily due to higher selling prices to customers and acquisitions. However, the Company continued to experience increases in the cost of raw materials, compared to the prior year period. This continues a trend of raw material cost increases that began in the second half of fiscal 2004. Despite this factor, the Company’s gross margin increased from 2005 levels. The increase resulted from price increases to offset increases in raw material costs, as well as manufacturing efficiencies.

Internal Business Performance

Despite the challenges posed by rising raw material prices and supply shortages, the Company had strong results across all of its businesses. Reported net income for the full year increased 18.7% to $175,252,000 in 2006 from $147,618,000 in 2005 and earnings per diluted share increased 20.4% to $1.71 in 2006 from $1.42 in 2005.

The Company reduced the ratio of total debt to capital to 40.4% at the end of 2006, compared to 40.9% at the end of 2005 and 41.8% in 2004. Beginning in 2005 and continuing in 2006, the Company focused its efforts on mitigating the impact of raw material increases and supply shortages by implementing price increases across all the product lines and by continuing its efforts to improve productivity and expand the supply base globally. The Company’s strong balance sheet will allow it to participate in future acquisition opportunities.

The Company’s overall raw material costs have increased by more than 20% over the past twenty-four months, and the Company continued to increase prices across most product lines in an effort to recover raw material cost increases. The discrete impact of price increases on net sales is not apparent, as product mix changes from period to period, partly in response to price increases and partly in response to factors unrelated to price increases. The primary categories of raw materials purchased by the Company are pigments, resins, solvents and additives. The Company expects average raw material costs to be flat in 2007 compared to 2006.

In July 2006, the Company acquired an 80% interest in Huarun Paints Holding Company Limited. With manufacturing and distribution of wood, furniture and architectural coatings throughout China, Huarun Paints had sales of approximately $200 million in 2006. In December 2006, the Company acquired H.B. Fuller’s powder coatings business, with operations in the United States and the United Kingdom.

In 2005, the Company announced a plan to rationalize its manufacturing capacity in order to increase productivity and improve service to customers. During 2005, we discontinued manufacturing at seven sites. As a result, certain assets have been written off or sold and severance costs have been recognized. The impact to 2005 results was immaterial. The Company completed additional plant closures and downsizings in 2006, which resulted in net after-tax charges to earnings of approximately $4,000,000.

OPERATIONS 2006 VS. 2005

Net sales for the Company increased 9.7% to $2,978,062,000 in 2006 from $2,713,950,000 in 2005. Sales growth was 6.9% after excluding the favorable impact of foreign currency of 0.1% and acquisitions of 2.7%.

Net sales of the Paints segment increased 13.4% to $985,698,000 in 2006 from $869,347,000 in 2005. Excluding the favorable impact of the Huarun and Cabot acquisitions, net sales growth in the Paints segment was 6.9%. Revenue growth in the Paints segment was primarily driven by favorable price/mix, and higher volumes in the architectural product line.

Net sales of the Coatings segment increased 7.0% to $1,683,482,000 in 2006 from $1,573,067,000 in 2005. Excluding the favorable impact of the Huarun acquisition and foreign currency, net sales growth in the Coatings segment was 5.6%. Revenue growth in the Coatings segment was primarily driven by higher selling prices to customers and growth in industrial coatings.

The 2006 gross profit margin increased to 30.4% from 28.9% as a result of increases in selling prices and manufacturing efficiencies, partially offset by higher raw material costs.

Operating expenses (research and development, selling, administrative and amortization) increased 16.3% to $598,468,000 (20.1% of net sales) in 2006 compared to $514,735,000 (19.0% of net sales) in 2005. The dollar increase in operating expenses was driven by Cabot advertising and promotion, incremental Cabot and Huarun Paints expenses, stock based compensation and incentive compensation. The Company expects operating expenses to increase in 2007 in connection with increased advertising and promotion expense.

Earnings before interest and taxes (EBIT) of the Paints segment increased 20.1% from the prior year to $107,756,000. EBIT as a percent of net sales of the Paints segment increased to 10.9% in 2006 compared to 10.3% in 2005. The increase in EBIT as a percent of net sales was largely attributable to higher selling prices and manufacturing efficiencies, partially offset by raw material cost increases. Foreign currency fluctuation had no material effect on EBIT of the Paints segment.

EBIT of the Coatings segment increased 13.7% from the prior year to $206,309,000. EBIT as a percent of net sales of the Coatings segment increased to 12.3% in 2006 compared to 11.5% in 2005. The increase in EBIT as a percent of net sales was primarily due to higher selling prices and growth in our coil product line. Foreign currency fluctuation had no material effect on EBIT of the Coatings segment.

EBIT of the Company increased 12.4% from prior year to $303,638,000. EBIT as a percent of net sales increased to 10.2% in 2006 compared to 10.0% in 2005. The increase in EBIT as a percent of net sales was primarily driven by higher selling prices and manufacturing efficiencies.

Other expense increased to $3,799,000 in 2006 from $621,000 in 2005, which included the favorable settlement of a lawsuit in 2005.

Interest expense increased to $46,206,000 in 2006 from $44,522,000 in 2005, primarily due to increased average interest rates, offset by a slight decrease in average debt outstanding.

The effective tax rate decreased from 34.6% to 31.9% due to tax adjustments related to prior tax periods, the approval of favorable tax credits and statutory rate reductions in foreign jurisdictions.

Net income for the full year was $175,252,000 or $1.71 per diluted share. On a year-over-year basis, diluted earnings per share increased 20.4% from 2005.

OPERATIONS 2005 VS. 2004

Net sales for the Company increased 11.2% to $2,713,950,000 in 2005 from $2,440,692,000 in 2004. Sales growth was 7.7% after excluding the favorable impact of foreign currency of 1.4% and acquisitions of 2.1%.

Net sales of the Paints segment increased 8.4% to $869,347,000 in 2005 from $802,114,000 in 2004. Excluding the favorable impact of the Samuel Cabot acquisition, net sales growth in the Paints segment was 3.4%. Revenue growth in the Paints segment was primarily driven by favorable price/mix, partially offset by lower volumes in the architectural product line.

Net sales of the Coatings segment increased 11.4% to $1,573,067,000 in 2005 from $1,412,569,000 in 2004. Excluding the favorable impact of foreign currency, net sales growth in the Coatings segment was 8.4%. Higher selling prices to customers and stronger demand in international markets contributed to the increase.

The 2005 gross profit margin decreased to 28.9% from 30.5% as a result of continued increases in raw material costs during fiscal year 2005, partially offset by price increases. Strategic initiatives and operational changes implemented in our furniture protection plan business in 2004 and continued in 2005 resulted in lower claims experience. These changes had a favorable 0.3% impact on gross margins as a percentage of net sales in 2005, or $8,000,000. Included in the 2004 results was a $6,898,000 benefit for a reduction in estimated future claims expense in the furniture protection plan business.

Operating expenses (research and development, selling, administrative and amortization) increased 8.7% to $514,735,000 (19.0% of net sales) in 2005 compared to $473,719,000 (19.4% of net sales) in 2004. The dollar increase in operating expenses was driven by acquisitions and increased merchandising expense resulting from sales growth.

EBIT of the Paints segment decreased 24.3% from the prior year to $89,691,000. EBIT as a percent of net sales of the Paints segment decreased to 10.3% in 2005 compared to 14.8% in 2004. The decline in EBIT as a percent of net sales was largely attributable to higher raw material costs, partially offset by price increases. Foreign currency fluctuation had no material effect on EBIT of the Paints segment.

EBIT of the Coatings segment increased 6.4% from the prior year to $181,375,000. EBIT as a percent of net sales of the Coatings segment decreased to 11.5% in 2005 compared to 12.1% in 2004. The decline in EBIT as a percent of net sales was due to higher raw material costs, partially offset by price increases. Excluding the favorable impact of foreign currency, EBIT in the Coatings segment increased approximately 3.0% from the prior year.

EBIT of the Company was flat compared to the prior year at $270,242,000. EBIT as a percent of net sales decreased to 10.0% in 2005 compared to 11.1% in 2004. The decline in EBIT as a percent of net sales was due to declines in the Paints and Coatings segments, offset primarily by improvements in our furniture protection plan product line and, to a limited extent, by double digit growth in our resin/colorant and gelcoat product lines. Our furniture protection plan, resin/colorant and gelcoat product lines comprise all of the product lines included in All Other.

Other expense increased to $621,000 in 2005 from other income of $139,000 in 2004.

Interest expense increased to $44,522,000 in 2005 from $41,399,000 in 2004, primarily due to increased average interest rates.

The effective tax rate decreased from 37.5% to 34.6% as a result of favorable tax adjustments related to prior years and improvement in the geographic mix of earnings.

Net income for the full year was $147,618,000 or $1.42 per diluted share. On a year-over-year basis, diluted earnings per share increased 5.2% from 2004.

FINANCIAL CONDITION

Cash provided by operating activities was $284,540,000 in 2006 compared with $231,129,000 in 2005 and $245,465,000 in 2004. In 2006, the cash provided by operating activities and current cash balances were used to fund $290,386,000 in acquisitions, $75,417,000 in capital expenditures, $44,655,000 in dividend payments and $15,377,000 in share repurchases.

Inventories and Other current assets increased $49,990,000, primarily due to increased inventories in the architectural product line to support continued business growth. Trade accounts payable and accrued liabilities increased by $94,380,000 as a result of negotiating extended payment terms and timing of disbursements. Income taxes payable decreased by $18,290,000 as a result of statutory tax rate reductions in foreign jurisdictions. Accounts and notes receivable decreased by $12,172,000, primarily due to timing of customer payments.

Capital expenditures for property, plant and equipment were $75,417,000 in 2006, compared with $62,731,000 in 2005. The Company anticipates capital spending in Fiscal 2007 to be approximately $80,000,000.

The ratio of total debt to capital decreased to 40.4% at the end of 2006 compared to 40.9% in 2005. Average debt outstanding during 2006 was $778,988,000 at a weighted average interest rate of 5.93% versus $805,763,000 at 5.53% last year. Interest expense for 2006 was $46,206,000 compared to $44,522,000 in 2005.

Under various agreements, the Company is obligated to make future cash payments in fixed amounts. These include payments under the multi-currency credit facilities, commercial paper program, senior notes, industrial development bonds, employee benefit plans, capital leases and non-cancelable operating leases with initial or remaining terms in excess of one year. Interest charges are variable and assumed at today’s rates.

The following table summarizes the Company’s fixed cash obligations as of October 27, 2006 for the fiscal years ending in October:

CONTRACTUAL CASH OBLIGATIONS

(Dollars in thousands)	2007	2008	2009	2010	2011	2012 and thereafter	Total

Notes & Interest to Banks	$31,412	$3,553	$3,553	$88,201	$—	$2,617	$129,336
Commercial Paper	131,539	—	—	—	—	—	131,539
Senior Notes & Interest	375,900	108,296	7,650	7,650	7,650	178,688	685,834
Industrial Development Bonds & Interest	462	462	462	462	462	14,207	16,517
Medical Retiree/SERP/Pension	1,019	1,032	1,063	1,123	1,288	39,851	45,376
Capital Leases & Interest	30	30	13	—	—	—	73
Operating Lease	15,324	12,613	9,617	6,158	3,807	4,502	52,021

Total Contractual Cash Obligations	$555,686	$125,986	$22,358	$103,594	$13,207	$239,865	$1,060,696

On October 18, 2006, the Company entered into an agreement to purchase the powder coatings business of H.B. Fuller Company. On December 1, 2006, the Company completed the acquisition for a cash purchase price of $105,250,000.

During 2006, the Company established a $350,000,000 U.S. Commercial Paper program of which $131,539,000 was outstanding as of October 27, 2006.

At October 27, 2006, the Company had unused lines of credit available from banks of $781,230,000. Effective July 2006, the Company entered into a 364-day $350,000,000 credit facility expiring in July 2007. This is in addition to the existing $500,000,000 credit facility entered into in October 2005 and expiring in October 2010.

Common stock dividends of $44,655,000 in 2006 represented a 9.8% increase over 2005. The annual dividend in 2006 was increased to $0.44 per share from $0.40 per share in 2005.

The Company has continuing authorization to purchase shares of its common stock at management’s discretion for general corporate purposes. Shares repurchased in 2006 were 585,500 shares totaling $15,377,000. The Company repurchased 3,531,200 shares totaling $82,116,200 in 2005. The Company repurchased 242,000 shares totaling $5,550,000 in 2004.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. The Company regularly reviews its estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements and that the judgments and estimates are reasonable:

Revenue Recognition

Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. The Company sells extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. Historical claims data is used to forecast claim payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. An actuarial study is used to forecast the stream of claim payments over the contract period, and revenue is recognized based on this stream.

The most important factors considered by the Company in reviewing its furniture protection plan business and estimating future claims expense are the number of claims submitted (frequency) and the dollar amount per claim (severity). Comparing 2003 to 2002, claim frequency increased by approximately 66%, while claim severity remained relatively stable, for furniture protection plans sold in 2003 and prior years. The Company then recorded a pre-tax charge of $24,500,000 in 2003. During 2004, following a comprehensive review of this business, the Company implemented a number of strategic initiatives and operational changes, including changes in the terms of the plans and changes in the Company’s claims administration policies. Comparing 2004 to 2003, the strategic initiatives and operational changes led to claim frequency and claim severity decreases of approximately 23% and 40%, respectively, for furniture protection plans sold in 2003 and prior years. As a result, the Company reduced the accrual by $6,898,000 in 2004. Comparing 2005 to 2004, claim frequency decreased approximately 30%, while claim severity remained relatively stable, for furniture protection plans sold in 2003 and prior years. In 2005, the Company also began to analyze when an open claim is inactive and unlikely to require any payment. As a result of the decrease in claim frequency and the analysis of open claims, the Company reduced the accrual by an additional $8,000,000 in 2005. In 2006, the Company did not experience a significant change in the frequency or severity of claims for plans sold in 2003 or prior years. If claim frequency or severity for plans sold in 2003 and prior years changes further in 2007, or if the determination of when an open claim is considered inactive and unlikely to require any payment changes in 2007, the Company will consider whether it would be appropriate to adjust the accrual in 2007.

Supplier and Customer Rebates

The Company records supplier and customer rebates as a reduction of cost of goods sold or a reduction to revenue, respectively, as they are earned, in accordance with the underlying agreement. The customer rebate estimate is developed based on historical experience plus current activity for the customer’s purchases. Customer rebates that increase based on different levels of sales volume are recognized immediately when the current activity plus expected volume triggers a higher earned rebate. The supplier rebate estimate is developed based on historical experience plus current activity for the Company’s purchases. Supplier rebates that increase based on different levels of purchases are recognized when there is certainty that the current level of purchases will trigger a higher rebate earned.

Valuation of Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist of customer lists and relationships, purchased technology and patents and trademarks.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has five reporting units at October 27, 2006 (see Note 14). The Company tests goodwill for impairment using the two-step process prescribed by SFAS 142. In the first step, the Company compares the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

Management also reviews other intangible assets with finite lives for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of the finite-lived intangible assets exceeds the undiscounted cash flows resulting from the use and disposition of the asset, the carrying value is written down to fair value in the period identified. Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes present value cash flow calculations using a cash flow approach.

During the fourth quarters of 2006 and 2005, management completed its annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

The discount rate and sales growth assumptions are the two material assumptions utilized in the Company’s calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. The Company utilizes a cash flow approach in estimating the fair value of the reporting units, where the discount reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets have historically exceeded the carrying value of such reporting units or indefinite-lived intangible assets by a substantial amount. The Company performs a sensitivity analysis on the discount rate and revenue growth assumptions. Either the discount rate could increase by 20% of the discount rate utilized or the sales growth assumption could decline to a zero growth environment and the Company’s reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value.

Pension Obligations

The Company sponsors several defined benefit plans for certain hourly, salaried and foreign employees. The Company accounts for its defined benefit pension plans in accordance with

GAAP, which requires the amount recognized in financial statements be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased the Company’s pension expense $2,261,000 in 2006.

FORWARD-LOOKING STATEMENTS

This discussion contains certain “forward-looking” statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include but are not limited to dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; risks related to any future acquisitions, including risks of adverse changes in the results of acquired businesses and the assumption of unforeseen liabilities, risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; risks of disruptions in business resulting from the Company’s relationships with customers and suppliers; unusual weather conditions adversely affecting sales; changes in raw materials pricing and availability; delays in passing along cost increases to customers; changes in governmental regulation, including more stringent environmental, health and safety regulations; the nature, cost and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is also subject to interest rate risk. At October 27, 2006, approximately 40% of the Company’s total debt consisted of floating rate debt. If interest rates were to increase 10% from the rates in effect on October 27, 2006, assuming no change in debt balances, the additional interest expense would not have a material effect on the Company’s results of operations or financial position.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
The Valspar Corporation

The Valspar Corporation’s (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 27, 2006 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 27, 2006. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of October 27, 2006. That report is included herein.

William L. Mansfield
President and Chief Executive Officer

Paul C. Reyelts
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 27, 2006, and October 28, 2005 and the related consolidated statements of income, changes in equity, and consolidated statements of cash flows for each of the three years in the period ended October 27, 2006. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 27, 2006, and October 28, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 27, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Valspar Corporation’s internal control over financial reporting as of October 27, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated January 9, 2007, expressed an unqualified opinion thereon.

As discussed in Note 9, Stock-Based Compensation, to the consolidated financial statements, effective October 29, 2005, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment”, using the modified prospective method.

Minneapolis, Minnesota
January 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
The Valspar Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that The Valspar Corporation maintained effective internal control over financial reporting as of October 27, 2006, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that The Valspar Corporation maintained effective internal control over financial reporting as of October 27, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Valspar Corporation maintained, in all material respects, effective internal control over financial reporting as of October 27, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of The Valspar Corporation and subsidiaries as of October 27, 2006, and October 28, 2005, and the related consolidated statements of income, statement of changes in equity and consolidated statements of cash flows for each of the three years in the period ended October 27, 2006, of The Valspar Corporation and our report dated January 9, 2007, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
January 9, 2007

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

		October 27, 2006	October 28, 2005

ASSETS
Current Assets	Cash and cash equivalents	$88,238	$52,845
	Accounts and notes receivable, less allowances for doubtful accounts (2006 - $13,145; 2005 - $16,857)	475,736	462,396
	Inventories	281,817	230,640
	Deferred income taxes	31,228	37,750
	Prepaid expenses and other current assets	90,104	80,248

	Total Current Assets	967,123	863,879
Goodwill		1,336,098	1,064,931
Intangibles, net		361,957	315,537
Other Assets		63,470	60,214
Property, Plant and Equipment	Land	33,323	35,149
	Buildings	296,243	270,056
	Machinery and equipment	547,825	539,015

		877,391	844,220
	Less accumulated depreciation	417,786	416,398

	Net Property, Plant and Equipment	459,605	427,822

	Total Assets	$3,188,253	$2,732,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	Notes payable	$139,136	$29,257
	Trade accounts payable	368,159	260,070
	Income taxes	38,455	58,120
	Accrued liabilities	299,906	276,835
	Current portion of long-term debt	350,027	24

	Total Current Liabilities	1,195,683	624,306
Long-Term Debt, net of current portion		350,267	706,415
Deferred Income Taxes		197,728	181,886
Deferred Liabilities		185,789	158,684

	Total Liabilities	1,929,467	1,671,291
Mandatorily Redeemable Stock		18,723	—
Stockholders’ Equity	Common stock (par value $0.50 per share; shares authorized 250,000,000; shares issued, including shares in treasury 120,442,624)	60,220	60,220
	Additional paid-in capital	326,011	289,158
	Retained earnings	1,007,225	880,006
	Other	24,084	11,695

		1,417,540	1,241,079
	Less cost of common stock in treasury (2006 – 18,538,360 shares) (2005 – 20,010,616 shares)	177,477	179,987

	Total Stockholders’ Equity	1,240,063	1,061,092

	Total Liabilities and Stockholders’ Equity	$3,188,253	$2,732,383

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

For the Year Ended	October 27, 2006 (52 weeks)	October 28, 2005 (52 weeks)	October 29, 2004 (52 weeks)

Net Sales	$2,978,062	$2,713,950	$2,440,692
Cost and Expenses
Cost of Sales	2,072,157	1,928,352	1,697,176
Research and Development	82,608	79,286	75,880
Selling and Administrative	510,894	430,683	393,360
Amortization Expense	4,966	4,766	4,479

Income from Operations	307,437	270,863	269,797
Other Expense (Income), net	3,799	621	(139)
Interest Expense	46,206	44,522	41,399

Income before Income Taxes	257,432	225,720	228,537
Income Taxes	82,180	78,102	85,701

Net Income	$175,252	$147,618	$142,836

Net Income Per Common Share – Basic	$1.73	$1.45	$1.39
Net Income Per Common Share – Diluted	$1.71	$1.42	$1.35

See Notes to Consolidated Financial Statements

STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 31, 2003	$30,110	$250,400	$697,231	$(102,689)	$(5,735)	$869,317

Net Income	—	—	142,836	—	—	142,836
Foreign Currency Translation	—	—	—	—	9,612	9,612
Minimum Pension Liability Adjustment, net of tax of $2,386	—	—	—	—	(3,977)	(3,977)
Net Unrealized Loss on Financial Instruments, net of tax of $278	—	—	—	—	(464)	(464)

Comprehensive Income						$148,007

Restricted Stock Granted for 104,894 Shares	—	2,008	—	568	—	2,576
Common Stock Options Exercised of 1,385,756 Shares	—	17,191	—	5,229	—	22,420
Purchase of Shares of Common Stock for Treasury of 242,000 Shares	—	—	—	(5,550)	—	(5,550)
Cash Dividends on Common Stock - $0.36 per Share	—	—	(36,911)	—	—	(36,911)
Other	—	—	—	—	504	504

Balance October 29, 2004	$30,110	$269,599	$803,156	$(102,442)	$(60)	$1,000,363

Net Income	—	—	147,618	—	—	147,618
Foreign Currency Translation	—	—	—	—	9,898	9,898
Minimum Pension Liability Adjustment, net of tax of $888	—	—	—	—	(1,580)	(1,580)
Net Unrealized Gain on Financial Instruments, net of tax of $1,820	—	—	—	—	3,235	3,235

Comprehensive Income						$159,171

Restricted Stock Granted for 140,102 Shares	—	2,467	—	890	—	3,357
Common Stock Options Exercised of 1,450,503 Shares	—	17,092	—	3,681	—	20,773
Purchase of Shares of Common Stock for Treasury of 3,531,200 Shares	—	—	—	(82,116)	—	(82,116)
Cash Dividends on Common Stock - $0.40 per Share	—	—	(40,658)	—	—	(40,658)
Stock Split	30,110	—	(30,110)	—	—	—
Other	—	—	—	—	202	202

Balance, October 28, 2005	$60,220	$289,158	$880,006	$(179,987)	$11,695	$1,061,092

Net Income	—	—	175,252	—	—	175,252
Foreign Currency Translation	—	—	—	—	4,508	4,508
Minimum Pension Liability Adjustment, net of tax of $4,968	—	—	—	—	9,097	9,097
Net Unrealized Loss on Financial Instruments, net of tax of $761	—	—	—	—	(1,242)	(1,242)

Comprehensive Income						187,615

Restricted Stock Granted for 201,900 Shares	—	3,425	—	1,829	—	5,254
Common Stock Options Exercised of 1,911,729 Shares	—	21,997	—	16,058	—	38,055
Purchase of Shares of Common Stock for Treasury of 585,500 Shares	—	—	—	(15,377)	—	(15,377)
Cash Dividends on Common Stock - $0.44 per Share	—	—	(44,655)	—	—	(44,655)
Stock Option Expense FAS 123R	—	11,273	—	—	—	11,273
Mandatorily Redeemable Stock Accretion	—	—	(3,378)	—	—	(3,378)
Other	—	158	—	—	26	184

Balance, October 27, 2006	$60,220	$326,011	$1,007,225	$(177,477)	$24,084	$1,240,063

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the Year Ended		October 27, 2006 (52 weeks)	October 28, 2005 (52 weeks)	October 29, 2004 (52 weeks)

Operating Activities	Net Income	$175,252	$147,618	$142,836
	Adjustments to Reconcile Net
	Income to Net Cash Provided by (used in) Operating Activities:
	Depreciation	63,750	63,629	56,058
	Amortization	4,966	4,766	4,479
	Deferred Income Taxes	1,798	3,928	12,237
	Loss on Sales or Abandonment of Property, Plant and Equipment	3,068	6,544	5,862
	Changes in Certain Assets and Liabilities, Net of Effects of Acquired Businesses:
	Decrease (Increase) in Accounts and Notes Receivable	12,172	(33,804)	(6,624)
	Decrease (Increase) in Inventories and Other Assets	(49,990)	(4,393)	(16,054)
	Increase (Decrease) in Trade Accounts Payable and Accrued Liabilities	94,380	23,820	39,692
	Increase (Decrease) in Income Taxes Payable	(18,290)	24,413	1,492
	Increase (Decrease) in Other Deferred Liabilities	(1,088)	1,105	(4,571)
	Stock Option Expense	11,273	—	—
	Other	(12,751)	(6,497)	10,058
	Net Cash Provided by (Used in) Operating Activities	284,540	231,129	245,465

Investing Activities	Purchases of Property, Plant and Equipment	(75,417)	(62,731)	(61,375)
	Acquired Businesses, (net of cash)	(290,386)	(78,691)	(72,585)
	Cash proceeds on Disposal of Assets	8,738	—	—
	Net Cash Provided by (Used in) Investing Activities	(357,065)	(141,422)	(133,960)

Financing Activities	Net Proceeds from (Payments on) Borrowings	98,006	10,224	(75,871)
	Proceeds from Sales of Treasury Stock	32,685	21,545	19,381
	Purchase of Shares of Common Stock for Treasury	(15,377)	(82,116)	(5,550)
	Excess Tax Benefit from Stock-Based Compensation	2,889	—	—
	Deferred Liability-Excess Cash – Huarun	34,370	—	—
	Dividends Paid	(44,655)	(40,658)	(36,911)
	Net Cash Provided by (Used in) Financing Activities	107,918	(91,005)	(98,951)

	Increase (Decrease) in Cash and Cash Equivalents	35,393	(1,298)	12,554

Cash and Cash Equivalents at Beginning of Year		52,845	54,143	41,589
Cash and Cash Equivalents at End of Year		$88,238	$52,845	$54,143

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Valspar Corporation • Years Ended October 2006, 2005 and 2004
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year:    The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2006, 2005 and 2004 each include 52 weeks.

Principles of Consolidation:    The consolidated financial statements include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in which the Company has a 20 to 50 percent interest and where the Company does not have management control and is not the primary beneficiary are accounted for using the equity method.

Estimates:    The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Revenue Recognition:    Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. The Company sells extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. Historical claims data is used to forecast claim payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. An actuarial study is used to forecast the stream of claim payments over the contract period, and revenue is recognized based on this stream.

Allowance for Doubtful Accounts:    The Company estimates the allowance for doubtful accounts by analyzing accounts receivable by age, specific collection risk and evaluating the historical write-off percentage over the past five year period. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

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

Impairment of Long-Lived Tangible and Intangible Assets:    The Company evaluates long-lived assets, including intangible assets with finite lives, in compliance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value, generally measured by discounting expected future cash flows.

Management also reviews other intangible assets with finite lives for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of the finite-lived intangible assets exceeds the undiscounted cash flows resulting from the use and disposition of the asset, the carrying value is written down to fair value in the period identified.

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company continues to amortize intangibles with finite lives. Included in intangible assets are patents, trademarks, trade names, customer lists and technology.

Goodwill and Indefinite-Lived Intangible Assets:    Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist of customer lists and relationships, purchased technology and patents and trademarks.

SFAS 142 requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has five reporting units at October 27, 2006 (see Note 14). The Company tests goodwill for impairment using the two-step process prescribed by SFAS 142. In the first step, the Company compares the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes present value cash flow calculations using a cash flow approach.

During the fourth quarters of 2006 and 2005, management completed its annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified.

Stock-Based Compensation:    The Company’s stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and immediately upon grant for non-employee directors. Restricted shares vest after three or five years.

Effective October 29, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires the use of the fair value method for accounting for all stock-based compensation. Please see Note 9 for additional information.

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

Asset Retirement Obligations:    The Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), in March 2005. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective for fiscal years ending after December 31, 2005 and was adopted by the Company for its year ending October 27, 2006. The adoption of FIN 47 did not have a material impact on our results of operations for the year ending October 27, 2006 and we do not expect this interpretation to have a material impact on the Company’s future results of operations, financial position or liquidity.

Foreign Currency:    Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is recorded as a component of stockholders’

equity (accumulated other comprehensive income). Gains and losses from foreign currency transactions are included in other expense (income), net.

Net Income Per Share:    The following table reflects the components of common shares outstanding for the three most recent fiscal years in accordance with SFAS 128:

	2006	2005	2004

Weighted-average common shares outstanding – basic	101,152,608	101,900,764	102,404,358
Dilutive effect of stock options and unvested restricted stock	1,573,724	2,248,800	3,013,870

Equivalent average common shares outstanding – diluted	102,726,332	104,149,564	105,418,228

Under the provisions of SFAS No. 128, “Earnings per Share” (SFAS 128), basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 291,725, 1,507,691 and 1,590,724 related to the Company’s outstanding stock options were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments:    All financial instruments are held for purposes other than trading. See Note 6 to the Consolidated Financial Statements for additional information.

Accumulated Other Comprehensive Income:    Period end balances for accumulated other comprehensive income are comprised of the following:

	Year ended October 27, 2006	Year ended October 28, 2005	Year ended October 29, 2004

Foreign currency translation	$51,567	$47,059	$37,161
Minimum pension liability	(29,858)	(38,955)	(37,375)
Net unrealized gain (loss) on financial instruments	2,350	3,592	357
Other	25	(1)	(203)

Accumulated other comprehensive income (loss)	$24,084	$11,695	$(60)

Research and Development:    Research and development is expensed as incurred.

Reclassification:    Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

The Company agreed on October 18, 2006 to acquire the powder coatings business of H.B. Fuller Company. H.B. Fuller’s powder coatings business, which had net sales of approximately $75,000 in 2005, serves customers in 26 countries from manufacturing facilities in the United States and the United Kingdom. This transaction closed in December 2006 and will be accounted for as a purchase. As the transaction occurred after the Company’s 2006 fiscal year, the net assets and operating results will be included in the Company’s fiscal year 2007 financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180,000. The cash purchase price was approximately $290,386. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The combination of put and call rights makes certain of the minority shares of Huarun Paints mandatorily redeemable, and therefore subject to classification outside of shareholders’ equity in Mandatorily Redeemable Stock. The balance in Mandatorily Redeemable Stock was $18,723 at October 27, 2006. The Mandatorily Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, if material, as well as any dividends, will be shown as an adjustment below net income to arrive at the amount available to common shareholders. The redemption value will be subsequently reversed and acquisition accounting applied upon exercise of the put or call option and acquisition of the underlying shares.

Certain other shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The shares covered by the LTIP award will be treated as liability awards under SFAS 123R as they are subject to a formula for repurchase at various purchase prices based upon Huarun’s EBIT growth rate between January 1, 2006 and July 31, 2010 or July 31, 2011. The LTIP shares will not be considered issued and outstanding until they vest, with compensation being recorded from the issuance date through the vesting date using the fair value at the time the awards were granted. The balance in Deferred Liabilities related to Huarun minority interest shares was $13,495 at October 27, 2006.

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash on the books of Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34,370 was recorded as a deferred liability under purchase accounting. In November 2006, the Company paid $10,931 plus interest to reduce this deferred liability. The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The purchase price allocation is preliminary pending completion of an appraisal, and goodwill has been allocated to the Paints (60%) and Coatings (40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In June 2005, the Company acquired Samuel Cabot Incorporated, a privately owned manufacturer of premium quality exterior and interior stains and finishes based in Newburyport, Massachusetts. Samuel Cabot’s revenue for calendar year 2004 was approximately $58,000. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In August 2004, the Company purchased selected assets of the forest products coatings business of Associated Chemists, Inc. Revenues of the acquired business for the calendar year 2003 were approximately $28,000. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In January 2004, the Company acquired De Beer Lakfabrieken B.V., a manufacturer and distributor of automotive refinish coatings based in The Netherlands. De Beer’s revenue for calendar year 2003 was approximately $50,000 at time of acquisition. The transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2006	2005

Manufactured products	$172,561	$142,458
Raw Materials, supplies and work-in-progress	109,256	88,182

	$281,817	$230,640

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $169,062 at October 27, 2006 and $132,077 at October 28, 2005, approximately $58,140 and $47,495 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $36,733 and $36,813 of issued checks which had not cleared the Company’s bank accounts as of October 27, 2006 and October 28, 2005, respectively.

Accrued liabilities include the following:

	2006	2005

Employee compensation	$102,130	$86,612
Uninsured loss reserves and deferred revenue	69,790	72,172
Customer volume rebates and incentives	54,658	50,449
Contribution to employees’ retirement trusts	15,804	14,826
Interest	16,274	15,094
Taxes, insurance, professional fees and services	13,529	12,995
Advertising and promotions	9,030	5,583
Other	18,691	19,104

	$299,906	$276,835

NOTE 5 – DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2006	2005

Notes to Banks (3.619% - 6.517% at October 27, 2006)	$87,725	$93,852
Senior Notes (5.10% - 7.75% at October 27, 2006 payable in 2007, 2008, and 2015)	600,000	600,000
Industrial development bonds (3.62% - 3.67% at October 27, 2006 payable in 2014 and 2015)	12,502	12,501
Obligations under capital lease (5.3% at October 27, 2006)	67	86

	700,294	706,439
Less Current maturities	(350,027)	(24)

	$350,267	$706,415

In July 2005, the Company issued $150,000 of 5.1% senior, unsecured notes maturing on August 1, 2015. The notes were issued via a private placement under Rule 144A of the Securities Act of 1933. These notes were subsequently registered with the Securities Exchange Commission (SEC) via registration statement which became effective on January 26, 2006.

The fair market value of all of the senior notes as of October 27, 2006 is approximately $594,095.

The future maturities of long-term debt are as follows:

Maturities

2007	$350,027
2008	100,028
2009	12
2010	85,123
2011	—
Thereafter	165,104

At October 27, 2006, the Company had a five-year $500,000 unsecured committed revolving multi-currency credit facility with a syndicate of banks maturing on October 25, 2010. Under this facility, the Company can borrow at optional interest rates of prime or LIBOR-based rates. The Company had notes to banks totaling $87,725 at October 27, 2006 and $93,852 at October 28, 2005. This credit facility is also a backstop to the Company’s $350,000 U.S. Commercial Paper program established during 2006; $131,539 was outstanding as of October 27, 2006. The weighted average interest rate on these borrowings as of October 27, 2006 was 5.35%.

Additionally, the Company had a $350,000 unsecured committed revolving credit facility with two banks maturing on July 22, 2007. Under this facility, the Company can borrow at optional interest rates of prime or LIBOR-based rates.

The revolving credit facilities contain covenants that require the Company to maintain certain financial ratios. The Company is in compliance with these covenants as of October 27, 2006.

Under other short-term bank lines of credit around the world, the Company may borrow up to $158,091 on such terms as the Company and the banks may mutually agree. Borrowings under these facilities totaled $7,597 and $29,257 at October 27, 2006 and October 28, 2005, respectively. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual rate of 5.06% in 2006 and 3.25% in 2005.

To ensure availability of funds, the Company maintains bank credit lines sufficient to cover outstanding short-term borrowings. The Company’s available liquidity under the two revolving credit facilities and other short-term bank lines was $1,008,091, with outstanding borrowings of $226,861 as of October 27, 2006. The Company had unused lines of credit under the short-term bank lines and revolving credit facilities of $781,230 at October 27, 2006 and $763,667 at October 28, 2005.

As discussed in Note 6, the Company has entered into various interest rate swap arrangements to modify the interest characteristics of the revolving multi-currency credit facility, uncommitted borrowings and the Senior Notes so that the interest associated with these debt instruments effectively becomes fixed or variable, respectively.

Interest paid during 2006, 2005 and 2004 was $45,100, $42,229 and $42,453 respectively.

NOTE 6 – FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used primarily to hedge the impact of currency fluctuations on certain inter-company and third party transactions.

The Company also holds an interest rate swap and a treasury lock used to manage the interest rate risk associated with its current and expected borrowings. The interest rate swap and treasury lock contracts are reflected at fair value in the consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. Credit risk is only applicable to gains on derivatives.

During 2005, the Company terminated a $100,000 notional amount interest rate swap contract designated as a cash flow hedge to pay a fixed rate of interest and receive variable rates of interest based on LIBOR, maturing during fiscal 2008. The termination of the interest rate swap yielded a deferred pre-tax gain of $4,000. The gain is reflected in accumulated other comprehensive income on the Company’s consolidated balance sheet and is being reclassified to the Company’s statement of income as the hedged interest payments occur.

At October 27, 2006, the Company had a $100,000 notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for this hedge.

During 2005, the Company entered into $150,000 of treasury locks to hedge, or lock-in, interest rates on the $150,000 bond issuance in July 2005. Upon issuance of the notes, these lock agreements were terminated, yielding a deferred pre-tax loss of approximately $800. This loss is reflected in accumulated other comprehensive income on the Company’s consolidated balance sheet and is being reclassified to the Company’s statement of income as an increase to interest expense over the ten-year term of the related debt.

At October 27, 2006, the Company also had a $100,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long term debt the Company plans to issue during fiscal year 2007. During November 2006, the Company entered into an additional $50,000 notional amount of treasury locks to further hedge the anticipated long term debt.

NOTE 7 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

The Company sells extended furniture protection plans and offers warranties for certain of its products. Revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. For product warranties, the Company estimates the costs that may be incurred under these warranties based on historical claims data and records a liability in the amount of such costs at the time revenue is recognized. The Company periodically assesses the adequacy of these recorded amounts and adjusts as necessary.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Extended furniture protection plans entered into by the Company have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when the Company revises its estimates. The Company’s practice is to revise estimates as soon as such changes in estimates become known.

Changes in the recorded amounts, both short and long-term, during the period are as follows:

Balance, October 31, 2003	$82,128

Change in accrual from previous fiscal year	(6,898)
Additional net deferred revenue/accrual made during the period	44,135
Payments made during the period	(30,989)

Balance, October 29, 2004	$88,376

Change in accrual from previous fiscal year	(8,000)
Additional net deferred revenue/accrual made during the period	37,001
Payments made during the period	(21,690)

Balance, October 28, 2005	$95,687

Change in accrual from previous fiscal year	(2,342)
Additional net deferred revenue/accrual made during the period	15,359
Payments made during the period	(21,417)

Balance, October 27, 2006	$87,287

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 28, 2005 and October 27, 2006 are as follows:

	Paints	Coatings	Other	Total

Balance, October 29, 2004	$68,346	$906,668	21,548	$996,562

Goodwill acquired (disposed/adjusted)	76,895	(8,287)	—	68,608
Currency translation gain (loss)	(658)	147	272	(239)

Balance, October 28, 2005	$144,583	$898,528	21,820	$1,064,931

Goodwill acquired (disposed/adjusted)	150,992	120,043	—	271,035
Currency translation gain (loss)	1,137	(1,683)	678	132

Balance, October 27, 2006	$296,712	$1,016,888	$22,498	$1,336,098

Information regarding the Company’s other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net

Balance, October 27, 2006

Customer Lists	40 years	$165,764	$(23,837)	$141,927
Technology	Indefinite	139,310	—	139,310
Trademarks	Indefinite	74,958	—	74,958
Other	10 years	13,792	(8,030)	5,762

		$393,824	$(31,867)	$361,957

Balance, October 28, 2005

Customer Lists	40 years	$146,673	$(20,127)	$126,546
Technology	Indefinite	134,115	—	134,115
Trademarks	Indefinite	50,452	—	50,452
Other	10 years	11,198	(6,774)	4,424

		$342,438	$(26,901)	$315,537

The balance as of October 27, 2006 includes the final purchase price allocation related to the Cabot acquisition ($48,524 was reclassified from goodwill to other intangible assets).

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the Customer List and Other categories are 36 years and 7 years, respectively.

Total amortization expense was $4,966, $4,766 and $4,479 in 2006, 2005 and 2004, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangibles assets as of October 27, 2006 is expected to be approximately $5,600 annually.

NOTE 9 – STOCK-BASED COMPENSATION

The Company’s stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock. Under the Company’s Stock Option Plans, options for the purchase of 26,000,000 shares of common stock may be granted to officers, employees and non-employee directors. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years.

Stock Options:    Prior to fiscal year 2006, the Company accounted for stock-based compensation programs using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations and applied SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148), for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB 25, no stock-based employee compensation cost is reflected in net income for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective October 29, 2005, the Company adopted SFAS 123R, which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application, and the Company has elected to recognize the fair value of the awards ratably over the vesting period. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for the remaining vesting periods of awards that had been included in pro-forma expense in prior periods. The impact of adopting SFAS 123R was an increase in fiscal 2006 compensation expense of $11,273 ($6,989 after tax). The corresponding reduction in earnings per share was $0.05 for basic earnings per share and $0.05 for diluted earnings per share.

As of October 27, 2006, there was $16,200 of total unrecognized before-tax compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 2.3 years.

Employees who retire from the company after age 60 and officers who retire after age 55 generally become fully vested in their stock options. Under SFAS 123 accounting, pro-forma compensation cost for stock options was calculated on a straight-line basis over the stated vesting period. Under SFAS 123R, compensation cost for awards granted after the adoption date is recognized over the period to the earlier of the retirement eligibility date or the stated vesting date (the non-substantive vesting period approach). If this approach had been used under SFAS 123, the before-tax compensation cost for fiscal 2006 would have been $7,900 and the pro-forma compensation cost for fiscal 2005 would have been $8,300.

Stock option activity for the three years ended October 27, 2006 is summarized as follows:

	Shares Reserved	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ Thousands)

Balance, October 31, 2003	3,900,298	12,668,452	$17.46	7.2 years	$70,163
Granted	(1,467,880)	1,467,880	23.35
Exercised	—	(1,385,756)	13.99		14,600
Canceled	441,256	(441,256)	19.81

Balance, October 29, 2004	2,873,674	12,309,320	$18.47	6.7 years	$55,290
Shares Reserved	500,000	—	—
Granted	(1,912,470)	1,912,470	21.86
Exercised	—	(1,450,503)	14.85		13,566
Canceled	180,468	(180,468)	22.33

Balance, October 28, 2005	1,641,672	12,590,819	$19.34	6.4 years	$38,107
Shares Reserved	5,000,000	—	—
Granted	(1,480,142)	1,480,142	27.01
Exercised	—	(1,911,729)	17.10		17,528
Canceled	113,725	(113,725)	22.18

Balance, October 27, 2006	5,275,255	12,045,507	$20.50	6.2 years	$74,535
Exercisable		9,113,190	19.23	5.3 years	67,529

Options exercisable of 9,413,690 at October 28, 2005 and 9,427,972 at October 29, 2004 had weighted average exercise prices of $18.11 and $16.92, respectively. The exercise price for options outstanding as of October 27, 2006 range from $11.82 to $27.30, with 3,541,149 shares outstanding in the $11.82 - $16.80 range, 2,983,938 shares outstanding in the $17.34 - $21.57 range and 2,588,103 shares outstanding in the $22.10 - $27.30 range.

The total intrinsic value at October 27, 2006 is based on the Company’s closing stock price on the last trading day of the year for in-the-money options. The strike prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-

Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	2006	2005	2004

Expected dividend yield	1.6%	1.8%	1.5%
Expected stock price volatility	23.4%	23.3%	28.0%
Risk-free interest rate	4.8%	4.3%	3.6%
Expected life of options	6 years	6 years	6 years
Weighted average fair value on the date of grant	$7.34	$5.56	$6.71

The following table illustrates the effect on net income and earnings per share for the years ended October 28, 2005 and October 29, 2004 if the Company had applied the fair-value recognition of SFAS 123:

	2005	2004

Net income, as reported	$147,618	$142,836
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,935	6,748

Pro-forma net income	141,683	136,088

Net Income per common share:
Basic – as reported	1.45	1.39
Basic – pro-forma	1.39	1.33
Diluted – as reported	1.42	1.35
Diluted – pro-forma	1.38	1.31

The following table reflects the components of common shares outstanding for the three most recent years in accordance with SFAS 128:

	2006	2005	2004

Weighted average shares for basic earnings per share	101,152,608	101,900,764	102,404,358
Effect of dilutive securities: Dilutive effect of stock-based compensation	1,573,724	2,248,800	3,013,870

Weighted average shares for diluted earnings per share	102,726,332	104,149,564	105,418,228

Under the provisions of SFAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 291,725, 1,507,691 and 1,590,724 related to the Company’s outstanding stock options were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, as inclusion of these shares would have been antidilutive.

Key Employee Bonus Plan:    In 1993, the Company established a Key Employee Bonus Plan for certain employees. Under the Plan, participants can elect to convert all or any portion of the cash bonus awarded under certain incentive bonus plans into a grant of restricted stock receivable three years from the date of grant.

Stock Incentive Plan:    In 2001, the Company established a Stock Incentive Plan for certain employees. The Plan is used to award restricted shares on a discretionary basis for outstanding performance so that the Company can maintain a competitive position to attract and retain personnel necessary for continued growth and profitability.

The following table sets forth a reconciliation of restricted shares from the Key Employee Bonus Plan and the Stock Incentive Plan for the year ending October 27, 2006:

	Shares Reserved	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value ($ Thousands)

Balance, October 28, 2005	2,488,788	341,466	$23.40	$7,444
Granted	(201,900)	201,900	26.02	5,253
Forfeited	—	—	—	—
Vested	—	(168,769)	22.68	4,195

Balance, October 27, 2006	2,286,888	374,597	$25.14	$9,979

Employee Stock Ownership Plans:    Under the Company’s Employee Stock Ownership Plans, substantially all of the Company’s domestic employees are eligible to participate and may contribute up to 20% of their eligible compensation (up to 8% for Highly Compensated Employees) subject to Section 401 and 415 limits. The Company matches one-half of employee contributions up to 3% of employees’ compensation. Based on the financial performance of the Company, there may be an additional 50% match up to 3%. The Company’s contributions were $5,500, $5,406 and $5,345 for 2006, 2005 and 2004, respectively.

Executive Retirement Plans:    The Company has a limited number of Supplemental Executive Retirement Plans (SERP’s) to provide designated executives with retirement, death and disability benefits. Annual benefits under the SERP’s are based on years of service and individual compensation near retirement.

NOTE 10 – INCOME TAXES

Income before income taxes consisted of the following:

Year Ended	2006	2005	2004

Domestic	$195,324	$167,401	$180,952
Foreign	62,108	58,319	47,585

	$257,432	$225,720	$228,537

Significant components of the provision for income taxes are as follows:

Year Ended	2006	2005	2004

Current
Federal	$55,076	$40,641	$56,562
State	4,605	5,077	5,970
Foreign	20,701	26,250	18,824

Total Current	80,382	71,968	81,356

Deferred

Federal	2,498	9,779	7,528
State	(137)	1,092	(2,387)
Foreign	(563)	(4,737)	(796)

Total Deferred	1,798	6,134	4,345

Total Income Taxes	$82,180	$78,102	$85,701

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2006	2005	2004

Deferred tax assets:
Product liability accruals	$4,547	$5,904	$7,331
Insurance accruals	4,214	4,233	3,014
Deferred compensation	13,689	11,182	9,908
Deferred revenue	12,598	11,041	23,737
Workers’ compensation accruals	1,578	1,504	2,626
Employee compensation accruals	6,381	5,947	5,572
Pension	646	6,672	8,051
Other	22,287	27,024	14,210

Total deferred tax assets	65,940	73,507	74,449

Deferred tax liabilities:
Tax exceeding book depreciation	(37,006)	(40,791)	(43,591)
Amortization	(178,889)	(158,515)	(155,828)
Other	(16,545)	(18,337)	(20,605)

Total deferred tax liabilities	(232,440)	(217,643)	(220,024)

Net deferred tax liabilities	$(166,500)	$(144,136)	$(145,575)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2006	2005	2004

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1%	1.4%	2.3%
Non-U.S. taxes	(1.4%)	0.6%	0.1%
Other	(2.8%)	(2.4%)	0.1%

	31.9%	34.6%	37.5%

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that the Company intends to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $145,366 at October 27, 2006. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, the Company will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2006, 2005 and 2004 were $94,270, $50,555, and $70,552, respectively.

NOTE 11 – LEASING ARRANGEMENTS

The Company has operating lease commitments outstanding at October 27, 2006, for plant and warehouse equipment, office and warehouse space and automobiles. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments

2007	$15,324
2008	12,613
2009	9,617
2010	6,158
2011	3,807
2012 and beyond	4,502

$52,021

Rent expense for operating leases was $20,766 in 2006, $19,134 in 2005 and $20,887 in 2004.

NOTE 12 – LITIGATION

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters will have a material adverse effect on the our financial condition or results of operations.

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Profit Sharing Plan:    The Company sponsors a Profit Sharing Plan for substantially all of its U.S. employees. Under the Plan, the Company makes a contribution based on earnings growth as defined in the Plan up to a maximum of 10% of the aggregate compensation of eligible participants. Contributions to the Profit Sharing Plan totaled $18,798, $18,168 and $16,632, for 2006, 2005 and 2004, respectively.

Pension Plans:    The Company also sponsors several defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2006, the Company made discretionary contributions of approximately $11,930 to its pension plans. For the fiscal year ending October 26, 2007, the Company expects its total contributions to be between $2,998 and $14,998. The measurement date for both the U.S. and non-U.S. plans is July 31.

The cost of the pension benefits is as follows:

Net Periodic Cost	2006	2005	2004

Service cost	$3,927	$2,886	$2,091
Interest cost	11,603	11,141	10,342
Expected return on plan assets	(13,897)	(12,855)	(12,360)
Amortization of transition asset obligation	(122)	(122)	(122)
Amortization of prior service cost	685	795	874
Recognized actuarial loss	4,452	3,443	2,942

Net-periodic benefit cost	$6,648	$5,288	$3,767

The plans’ funded status is shown below, along with a description of how the status changed during the past two years. The benefit obligation is the projected benefit obligation—the actuarial present value, as of a date, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date. In certain countries outside the U.S., fully funding pension plans is not a common practice, as funding provides no economic benefit.

Change in Benefit Obligation	2006	2005

Benefit obligation at beginning of year	$222,688	$188,115
Service cost	3,927	2,886
Interest cost	11,603	11,141
Plan participants’ contributions	395	396
Amendments	(328)	641
Acquisitions	0	10,824
Actuarial loss (gain)	(17,937)	19,500
Benefits paid	(9,654)	(9,390)
Currency impact	2,954	(1,425)

Benefit obligation at end of year	$213,648	$222,688

Change in Plan Assets	2006	2005

Fair value of plan assets at beginning of year	$174,138	$140,655
Actual return on plan assets	6,840	24,756
Employer contributions	11,930	11,773
Plan participants’ contributions	395	396
Benefit payments	(9,654)	(9,390)
Acquisitions	0	6,765
Currency impact	1,980	(817)

Fair value of plan assets at end of year	$185,629	$174,138

Funded Status	2006	2005

Funded status at end of year	$(28,019)	$(48,550)
Unrecognized transition asset	(157)	(278)
Unrecognized prior service cost	4,960	5,961
Unrecognized net loss	67,133	81,526
Company contributions after measurement date	271	369

Net amount recognized in consolidated balance sheet	$44,188	$39,028

Amounts recognized in the consolidated balance sheets were as follows:

	2006	2005

Prepaid benefit cost	$53,380	$47,069
Accrued benefit cost	(63,631)	(77,546)
Intangible asset	4,960	5,961
Accumulated other comprehensive loss	49,479	63,544

Net amount recognized in statement of financial position	$44,188	$39,028

The Company’s pension plans with projected benefit obligations and accumulated benefit obligations in excess of plan assets were as follows:

	2006	2005

Projected benefit obligation	$213,648	$222,688
Accumulated benefit obligation	197,702	202,022
Fair value of plan assets	185,629	174,138

Actuarial Assumptions:    The Company determines its actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

Weighted-average assumptions used to determine net periodic benefit cost:

	2006	2005

Discount rate	4.25-5.50%	5.25-6.50%
Expected return on plan assets	5.50-8.50%	5.50-8.50%
Average increase in compensation	2.25-4.00%	2.25-4.00%

Weighted-average assumptions used to determine benefit obligation:

	2006	2005

Discount rate	4.75-6.25%	4.25-5.50%
Average increase in compensation	2.25-4.00%	2.25-4.00%

Investment Strategy:    The Company has a master trust that holds the assets for all the U.S. pension plans. For investment purposes the plans are managed in an identical way, as their objectives are similar. The Benefit Funds Investment Committee, along with assistance from external consultants, sets investment guidelines and makes asset allocation decisions. These are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Committee also oversees the selection of investment managers and monitors asset performance. As pension liabilities are long-term in nature, the Committee employs a long-term rate of return on plan assets approach for a prudent level of risk. Historical returns are considered as well as advice from investment experts. Annually, the Committee and the consultants review the risk versus the return of the investment portfolio to assess the long-term rate of return assumption.

The U.S. investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities and short and long-term fixed income securities. Among the equity investments there is also diversity of style, growth versus value. Plan assets did not include investments in the Company stock as of the reported dates. The Committee believes with prudent risk tolerance and asset diversification, the plans should be able to meet their pension obligations in the future.

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Allocation
Asset Allocation	2006	2005	Target Allocation

Equity Securites	56%	56%	50-60%
Debt Securities	36%	37%	40-50%
Other Assets	8%	7%	0%

	100%	100%

The balance allocated to Other Assets as of the measurement dates for 2006 and 2005 was higher than the target allocation due to the fact that the Company made its annual funding contribution on the measurement date, and the cash had not yet been allocated to equity or debt securities.

Estimated Future Benefits:    The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Pension Benefits

2007	$10,424
2008	10,258
2009	10,548
2010	10,959
2011	11,382
2012 - 2016	63,632

$117,203

Post-retirement Medical Benefits:    In addition to the Company’s defined benefit pension plans, the Company sponsors a health care plan that provides post-retirement medical benefits for some of its executive employees. The Company’s policy is to fund these benefits as they are paid. The Company’s accrued post-retirement benefit liability recognized in the Company’s consolidated balance sheet was $8,711 and $8,121 at October 27, 2006 and October 28, 2005, respectively. Net periodic post-retirement expense was $1,764, $1,657 and $2,092 in 2006, 2005 and 2004, respectively.

The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 6.25% at October 27, 2006 and 5.50% at October 28, 2005. The assumed health-care cost trend rate used in measuring the accumulated post-retirement benefit obligation was 7.00% in 2006. A 1% change in the cost trend rate would not have a material effect on the accumulated post-retirement benefit obligation or net periodic post-retirement expense.

NOTE 14 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), and based on the nature of the Company’s products, technology, manufacturing processes, customers and regulatory environment, the Company aggregates its operating segments into two reportable segments: Paints and Coatings.

SFAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company evaluates the performance of operating segments and allocates resources based on profit or loss from operations before interest expense and taxes (EBIT).

The Paints segment aggregates the Company’s architectural and automotive product lines. Architectural products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America. Other Paints products include automotive refinish paints.

The Coatings segment aggregates the Company’s industrial and packaging product lines. Industrial products include a broad range of decorative and protective coatings for metal, wood, plastic and glass. Packaging products include both interior and exterior coatings used in metal packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

The Company’s remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. Also included within All Other are the administrative expenses of the Company’s corporate headquarters site. The administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. Comparative segment data for the years ended 2006, 2005 and 2004 are as follows:

	2006	2005	2004

Net Sales:
Paints	$985,698	$869,347	$802,114
Coatings	1,683,482	1,573,067	1,412,569
All Other	428,192	388,518	318,142
Less Intersegment sales	(119,310)	(116,982)	(92,133)

	$2,978,062	$2,713,950	$2,440,692

EBIT:
Paints	$107,756	$89,691	$118,514
Coatings	206,309	181,375	170,488
All Other	(10,427)	(824)	(19,066)

Total EBIT	$303,638	$270,242	$269,936

Interest Expense	$46,206	$44,522	$41,399

Income before Income Taxes	$257,432	$225,720	$228,537

	2006	2005	2004

Depreciation and Amortization:
Paints	$12,418	$10,045	$9,553
Coatings	39,233	41,621	35,577
All Other	17,065	16,729	15,407

	$68,716	$68,395	$60,537

Identifiable Assets:
Paints	$721,451	$499,242	$418,096
Coatings	2,045,700	1,880,154	1,861,272
All Other	421,102	352,987	354,890

	$3,188,253	$2,732,383	$2,634,258

Capital Expenditures:
Paints	$15,847	$25,700	$12,706
Coatings	40,557	23,648	28,894
All Other	19,013	13,383	19,775

	$75,417	$62,731	$61,375

Geographic net sales are based on the country from which the customer was billed for the products sold. The United States is the largest country for customer sales. No single country outside the United States represents more than 10% of consolidated net sales. Long-lived assets include property, plant and equipment, intangibles and goodwill attributable to each country’s operations. Net sales and long-lived assets by geographic region are as follows:

	2006	2005	2004

Net sales – External
United States	$2,085,667	$1,890,756	$1,735,400
Outside United States	892,395	823,194	705,292

	$2,978,062	$2,713,950	$2,440,692

	2006	2005	2004

Long-lived assets:
United States	$1,497,921	$1,486,279	$1,417,645
China	361,303	22,940	22,180
Other Countries	298,436	299,071	305,901

	$2,157,660	$1,808,290	$1,745,726

The Company has one significant customer in the Paints segment whose net sales ranged from 16.7% to 17.6% of total sales over the last three years.

NOTE 15 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 27, 2006 and October 28, 2005:

	Net Sales	Gross Margin	Net Income	Net Income per Share – Diluted

2006 Quarter Ended:
January 27	$629,765	$180,476	$22,541	$0.22
April 28	766,816	232,108	47,935	0.46
July 28	797,376	246,658	52,635	0.51
October 27	784,105	246,663	52,141	0.51

	$2,978,062	$905,905	$175,252	$1.71

2005 Quarter Ended
January 28	$557,144	$148,726	$11,698	$0.11
April 29	705,942	203,095	39,241	0.38
July 29	725,477	213,255	45,713	0.44
October 28	725,387	220,522	50,966	0.50

	$2,713,950	$785,598	$147,618	$1.42

During 2004, a number of strategic initiatives and operational changes were implemented in the furniture protection plan business. As a result, the claims experience of the furniture solutions business improved significantly and the estimated future claims expense for the Company’s furniture protection plans entered into in 2003 and prior years was reduced. In 2005, these strategic initiatives and operational changes continued, resulting in lower claims experience and another reduction for claims liability that generated an after-tax benefit of approximately $5,200: $0.01, $0.01 and $0.02 per share for the second, third and fourth quarters of 2005, respectively. 2005 also includes an after-tax benefit of favorable legal settlements of approximately $4,400: $0.02 per share in each of the second and fourth quarters of 2005. In 2006, net income included favorable tax adjustments of approximately $6,900: $0.03 per share in each of the third and fourth quarters.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective October 27, 2007 or fiscal year 2008. The Company is currently evaluating the impact of this interpretation on its financial statements.

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company is currently evaluating the impact of SFAS 157 on its financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For the Company, this statement is effective for the fiscal year beginning 2009.

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which would be the fiscal year ending October 26, 2007 for the Company. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending October 30, 2009 for the Company. The Company is currently evaluating the impact of this statement on its financial statements.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 27, 2006. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is set forth on page 23.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth on page 25.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B    OTHER INFORMATION

Not Applicable.

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors set forth on pages 2 through 4 of the Company’s Proxy Statement dated January 26, 2007 is incorporated herein by reference. The information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 8 of the Company’s Proxy Statement dated January 26, 2007 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11    EXECUTIVE COMPENSATION

The information in the section titled “Executive Compensation” on pages 9 through 12 and the section titled “Director Compensation” on pages 6 and 7 of the Company’s Proxy Statement dated January 26, 2007 is incorporated herein by reference. The information in the section titled “Termination of Employment and Change in Control Agreements” on page 13 of the Company’s Proxy Statement dated January 26, 2007 is incorporated herein by reference. The information on pages 14 through 19 of the Company’s Proxy Statement dated January 26, 2007 is not incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” on pages 20 and 21 of the Company’s Proxy Statement dated January 26, 2007 is incorporated herein by reference. The information in the section titled “Equity Compensation Plans” is included in Item 5 of this Form 10-K.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not Applicable.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” set forth on pages 19 and 20 of the Company’s Proxy Statement dated January 26, 2007 is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.
(1)	Financial Statements

(2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 57.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement for Sale and Purchase of Shares in Huarun Paints Holdings Company Limited dated June 20, 2006 (incorporated by reference to Exhibit 2.1 to Form 10-Q for the quarter ended July 28, 2006)
3.1	Certificate of Incorporation – as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992, February 26, 1997 and May 22, 2003 and to Article Eleven dated February 25, 1987 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003)
3.2	By-Laws – as amended to and including October 15, 1997 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003)
4.1	Rights Agreement dated as of May 1, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit 2.1 to Form 8-A filed on May 3, 2000)
4.2	Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (JP Morgan Trust Company is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)

Exhibit Number		Description

4.3		First Supplemental Indenture dated April 30, 2002 to Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (JP Morgan Trust Company is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)
4.4		Form of Registrant’s 6% Notes due 2007 (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)
4.5		Indenture dated November 10, 1997 between Lilly Industries, Inc. and Harris Trust and Savings Bank relating to the issuance by Lilly Industries, Inc. of $100 million of 7.75% Senior Notes due 2007. (BNY Midwest Trust Company is the successor to Harris Trust and Savings Bank) (pursuant to Item 601(B)(4)(iii) of Regulation S-K, the Registrant agrees to furnish to the Commission on request copies of all other instruments relating to the 7.75% Senior Notes) (incorporated by reference to Exhibit 4.1 to Lilly Industries, Inc.’s Registration Statement on Form S-4 filed with the Commission on December 5, 1997)
4.6		Indenture dated July 15, 2005 between the Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 5.100% Notes due 2015, including form of Registrant’s 5.100% Notes due 2015 (incorporated by reference to Form 10-Q for the quarter ended July 29, 2005)
10.1		The Valspar Corporation Key Employees’ Supplementary Retirement Plan (incorporated by reference to Form 10-K for the period ended October 31, 1981) **
10.2		The Valspar Corporation 1991 Stock Option Plan – as amended to and including February 22, 2006 (incorporated by reference to Form 10-Q for the quarter ended January 27, 2006) **
10.3		The Valspar Corporation Leveraged Equity Purchase Plan (incorporated by reference to Form 10-K for the period ended October 25, 1991, amendment filed with Form 10-K for the period ended October 31, 1997) **
10.4	*	The Valspar Corporation Key Employee Annual Bonus Plan For Officers – as amended to and including October 18, 2006 **
10.5		The Valspar Corporation Stock Option Plan For Non-Employee Directors – as amended to and including December 7, 2005 (incorporated by reference to Form 10-K for the period ended October 28, 2005) **
10.6		The Valspar Corporation Annual Bonus Plan – as amended August 19, 1997 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003) **
10.7		The Valspar Corporation Incentive Bonus Plan (incorporated by reference to Form 10-K for the period ended October 30, 1992) **
10.8		The Valspar Corporation 2001 Stock Incentive Plan (incorporated by reference to Form 10-K for the period ended October 25, 2002 )**
10.9		The Valspar Corporation Supplemental Executive Retirement Plan for Richard Rompala – restated January 1, 2005 (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)**
10.10		The Valspar Corporation Key Employee Long-Term Incentive Bonus Program – as amended December 7, 2005 (incorporated by reference to Form 10-K for the period ended October 28, 2005) **
10.11		Change of Control Agreement between the Registrant and the Company’s Named Executives (incorporated by reference to Form 10-Q for the quarter ended April 28, 2000)
10.12		The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, effective June 22, 2005 (incorporated by reference to Form 10-Q for the quarter ended July 29, 2005)**

Exhibit Number		Description

10.13		Resolutions adopted by The Valspar Corporation Board of Directors on July 22, 2005 – Election and Compensation of Thomas R. McBurney as Non-Executive Chairman of the Board of Directors (incorporated by reference to Form 10-Q for the quarter ended July 29, 2005)**
10.14		Form of Nonstatutory Stock Option Agreement for Officers under the Corporation’s 1991 Stock Option Plan (incorporated by reference to Form 10-K for the period ended October 28, 2005)**
10.15		Richard M. Rompala Separation Agreement and Release (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)**
10.16		The Valspar Corporation Deferred Compensation Plan for Richard M. Rompala – restated January 1, 2005 (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)**
10.17		Arrangements with New President and Chief Executive Officer (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)**
10.18		Confidentiality and Noncompetition Agreement between Registrant and William L. Mansfield (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)
10.19		Five-Year Credit Agreement dated October 25, 2005 among the Registrant and Certain Subsidiaries of the Registrant and JP Morgan Chase Bank, N.A., as Administrative Manager (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 26, 2005)
10.20		Form of Stock Option Granted to Non-Employee Directors (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**
10.21		Form of Restricted Stock Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**
10.22		Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**
10.23		364-Day Credit Agreement dated July 24, 2006 among the Registrant and Wachovia Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2006)
14.1		Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP
31.1	*	Section 302 Certification of the Chief Executive Officer
31.2	*	Section 302 Certification of the Chief Financial Officer
32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  *Filed electronically herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Portions of the 2007 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/ Rolf Engh	12/22/06
Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William L. Mansfield	12/22/06	/s/ Thomas R. McBurney	12/22/06
William L. Mansfield, Director President and Chief Executive Officer (principal executive officer)		Thomas R. McBurney, Chairman /s/ John S. Bode	12/22/06
/s/ Paul C. Reyelts	12/22/06	John S. Bode, Director /s/ Susan S. Boren	12/22/06
Paul C. Reyelts, Executive Vice President and Chief Financial Officer (principal financial officer)		Susan S. Boren, Director /s/ Jeffrey H. Curler	12/22/06
/s/ Lori A. Walker	12/22/06	Jeffrey H. Curler, Director /s/ Charles W. Gaillard	12/22/06
Lori A. Walker, Vice President, Treasurer and Controller (principal accounting officer)		Charles W. Gaillard, Director /s/ Mae C. Jemison	12/22/06
Mae C. Jemison, Director

		/s/ Peter McCausland	12/22/06
Peter McCausland, Director

		/s/ Gregory R. Palen	12/22/06
Gregory R. Palen, Director

		/s/ Lawrence Perlman	12/22/06
Lawrence Perlman, Director

		/s/ Richard L. White	12/22/06
Richard L. White, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

COL. A	COL. B	COL. C	COL. C	COL. D		COL. E

		Additions

Description	Balance at Beginning of Period	(1) Charged to Expense or (Income)	(2) Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts:
Year ended October 27, 2006	$16,857,000	$2,562,876		$7,910,966	(1)	$13,145,000
				(1,636,090	)(2)
Year ended October 28, 2005	13,278,000	8,100,994		4,849,041	(1)	16,857,000
				(327,047	)(2)
Year ended October 29, 2004	16,140,000	2,548,021		5,753,981	(1)	13,278,000
				(343,960	)(2)

(1)	Uncollectible accounts written off.

(2)	Recoveries on accounts previously written off.