Form 10-Q
period 2007-01-26
VALSPAR CORP
filed 2007-03-07
CIK 102741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                           __________________________

                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JANUARY 26, 2007

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

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

                                  612/332-7371
              (Registrant's telephone number, including area code)
                            ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

  Large accelerated filer |X| Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes |X| No

As of February 26, 2007, The Valspar Corporation had 102,532,577 shares of common stock outstanding, excluding 17,910,047 shares held in treasury. The Company had no other classes of stock outstanding.

                             THE VALSPAR CORPORATION


                               Index to Form 10-Q
                     for the Quarter Ended January 26, 2007


PART I.  FINANCIAL INFORMATION                                                                       Page No.
------------------------------                                                                       --------

Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - January 26, 2007,
                   January 27, 2006 and October 27, 2006...................................            2 - 3

                 Condensed Consolidated Statements of Income - Three months
                   ended January 26, 2007 and January 27, 2006.............................                4

                 Condensed Consolidated Statements of Cash Flows - Three
                   months ended January 26, 2007 and January 27, 2006......................                5

                 Notes to Condensed Consolidated Financial Statements -
                   January 26, 2007........................................................           6 - 12

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                   of Operations...........................................................          13 - 15

Item 3.          Quantitative and Qualitative Disclosures About Market Risk................               16

Item 4.          Controls and Procedures...................................................               16

PART II. OTHER INFORMATION
--------------------------

Item 1.          Legal Proceedings.........................................................               16

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds...............               16

Item 6.          Exhibits..................................................................               17


SIGNATURES.................................................................................               17

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                        January 26,    January 27,    October 27,
                                                           2007           2006           2006
                                                        -----------    -----------    -----------
                                                        (Unaudited)    (Unaudited)      (Note)
ASSETS
------

CURRENT ASSETS:

   Cash and cash equivalents                            $    90,924    $    51,447    $    88,238

   Accounts receivable less allowance (1/26/07
    - $12,499; 1/27/06 - $14,649; 10/27/06 -
    $13,145)                                                438,184        413,924        475,736

   Inventories:
    Manufactured products                                   190,333        159,632        172,561
    Raw materials, supplies and work-
      in-process                                            114,550         90,817        109,256
                                                        -----------    -----------    -----------
                                                            304,883        250,449        281,817

   Deferred income taxes                                     31,622         38,240         32,422

   Prepaid expenses and other                                89,305         80,513         90,104
                                                        -----------    -----------    -----------

    TOTAL CURRENT ASSETS                                    954,918        834,573        968,317

GOODWILL                                                  1,421,524      1,063,090      1,336,098
INTANGIBLES, NET                                            361,427        314,023        361,957
OTHER ASSETS, NET                                            73,083         63,338         63,470
LONG-TERM DEFERRED INCOME TAXES                               2,621          4,933          2,088

PROPERTY, PLANT AND EQUIPMENT
  Less accumulated depreciation                             917,355        848,298        877,391
                                                           (443,022)      (429,091)      (417,786)
                                                        -----------    -----------    -----------
                                                            474,333        419,207        459,605
                                                        -----------    -----------    -----------
                                                        $ 3,287,906    $ 2,699,164    $ 3,191,535
                                                        ===========    ===========    ===========


NOTE: The Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

(DOLLARS IN THOUSANDS)

                                                        January 26,    January 27,    October 27,
                                                           2007           2006           2006
                                                        -----------    -----------    -----------
                                                        (Unaudited)    (Unaudited)      (Note)

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Notes payable                                         $  307,493     $   38,970     $  139,136
   Current portion of long-term debt                        450,027             26        350,027
   Trade accounts payable                                   328,141        259,837        368,159
   Income taxes                                              31,501         37,616         38,455
   Accrued liabilities                                      226,726        235,608        301,100
                                                         ----------     ----------     ----------

     TOTAL CURRENT LIABILITIES                            1,343,888        572,057      1,196,877

LONG-TERM DEBT                                              267,053        699,783        350,267

DEFERRED INCOME TAXES                                       201,055        185,162        199,816

DEFERRED LIABILITIES                                        166,171        160,761        185,789

MANDATORILY REDEEMABLE STOCK                                 23,790           --           18,723

STOCKHOLDERS' EQUITY:
   Common Stock (Par Value - $.50;
   Authorized - 250,000,000 shares;
   Shares issued, including shares
   in treasury - 120,442,624)                                60,220         60,220         60,220

   Additional paid-in capital                               347,084        298,579        326,011

   Retained earnings                                      1,012,476        891,493      1,007,225

   Other                                                     38,898          5,360         24,084
                                                         ----------     ----------     ----------
                                                          1,458,678      1,255,652      1,417,540

   Less cost of Common Stock in treasury
    (1/26/07 - 17,988,702 shares; 1/27/06 -
    19,272,539 shares; 10/27/06 - 18,538,360
    shares)                                                 172,729        174,251        177,477
                                                         ----------     ----------     ----------
                                                          1,285,949      1,081,401      1,240,063
                                                         ----------     ----------     ----------

                                                         $3,287,906     $2,699,164     $3,191,535
                                                         ==========     ==========     ==========

NOTE: The Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                     THREE MONTHS ENDED
                                               -------------------------------
                                                January 26,       January 27,
                                                   2007              2006
                                               -------------     -------------
Net sales                                      $     694,523     $     629,765

  Cost of goods sold                                 495,439           449,289
                                               -------------     -------------

Gross profit                                         199,084           180,476

  Research and development                            21,797            19,448

  Selling and administrative                         126,068           114,491
                                               -------------     -------------

Income from operations                                51,219            46,537

  Interest expense                                    14,691            10,780

  Other expense                                        2,426               809
                                               -------------     -------------

Income before income taxes                            34,102            34,948

Income taxes                                          10,504            12,407
                                               -------------     -------------

Net income                                     $      23,598     $      22,541

Mandatorily redeemable stock accrual (1)              (5,067)             --
                                               -------------     -------------

Net income available to common shareholders    $      18,531     $      22,541
                                               =============     =============

Net income per common share - basic            $        0.18     $        0.22
                                               =============     =============
Net income per common share - diluted          $        0.18     $        0.22
                                               =============     =============

Average number of common shares
outstanding - basic                              101,761,769       100,441,966
                                               =============     =============
            - diluted                            103,544,940       102,233,523
                                               =============     =============

Dividends paid per common share                $       0.130     $       0.110
                                               =============     =============

See Notes to Condensed Consolidated Financial Statements

(1) Mandatorily Redeemable Stock accrual reduced basic and diluted earnings per share by five cents in the 2007 period as further described in Note 3.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                           -------------------------
                                                                           January 26,   January 27,
                                                                              2007          2006
                                                                           -----------   -----------
OPERATING ACTIVITIES:
  Net income                                                                $  23,598     $  22,541
  Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
        Depreciation                                                           15,261        15,572
        Amortization                                                            1,392         1,201
        Stock-based compensation                                                2,257         2,222
        (Gain)/loss on asset divestiture                                           65        (1,534)
            Changes in certain assets and liabilities, net of effects of acquired businesses:
            (Increase)/decrease in accounts and notes receivable               56,507        46,645
            (Increase)/decrease in inventories and other current assets        (7,290)      (22,568)
            Increase/(decrease) in trade accounts payable and accrued
            liabilities                                                      (129,260)      (38,911)
            Increase/(decrease) in income taxes payable                        (7,924)      (20,401)
            Increase/(decrease) in other deferred liabilities                   3,358         1,819
        Other                                                                  (5,091)       (5,200)
                                                                            ---------     ---------

    Net Cash (Used In)/Provided By Operating Activities                       (47,127)        1,386

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                 (12,377)       (9,558)
   Acquired Businesses, net of cash                                          (105,250)         --
   Cash proceeds on disposal of assets                                           --           2,578
                                                                            ---------     ---------

    Net Cash Used In Investing Activities                                    (117,627)       (6,980)

FINANCING ACTIVITIES:
   Net proceeds from (payments on) borrowings                                 181,786         4,106
   Proceeds from sale of treasury stock                                        10,753        11,188
   Payments on Deferred Liability -Excess Cash - Huarun                       (10,931)         --
   Excess tax benefit from stock-based compensation                              (889)         --
   Dividends paid                                                             (13,279)      (11,098)
                                                                            ---------     ---------

   Net Cash (Used In)/Provided By Financing Activities                        167,440         4,196

Increase/(Decrease) in Cash and Cash Equivalents                                2,686        (1,398)

Cash and Cash Equivalents at Beginning of Period                               88,238        52,845
                                                                            ---------     ---------

Cash and Cash Equivalents at End of Period                                  $  90,924     $  51,447
                                                                            =========     =========

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007

NOTE 1: BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 26, 2007 are not necessarily indicative of the results that may be expected for the year ending October 26, 2007.

The Condensed Consolidated Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation's annual report on Form 10-K for the year ended October 27, 2006.

NOTE 2:  ACCOUNTS PAYABLE
------

Trade accounts payable includes $24.8 million at January 26, 2007, $36.7 million at October 27, 2006 and $26.9 million at January 27, 2006 of issued checks that had not cleared the Company's bank accounts.

NOTE 3:  ACQUISITIONS AND DIVESTITURES
------

In December 2006, the Company acquired the powder coatings business of H.B. Fuller Company. H.B. Fuller's powder coatings business, which had net sales of approximately $75 million in 2005, serves customers in 26 countries from manufacturing facilities in the United States and the United Kingdom. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company's financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China's largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China's leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints' revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The combination of put and call rights makes certain of the minority shares of Huarun Paints mandatorily redeemable, and therefore subject to classification outside of shareholders' equity in Mandatorily Redeemable Stock. The balance in Mandatorily Redeemable Stock was $23.8 million at January 26, 2007 and $18.7 million at October 27, 2006.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007 - CONTINUED

The Mandatorily Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, if material, as well as any dividends, will be shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $5.1 million for the period ended January 26, 2007, which reduced basic and diluted income available to common shareholders by 5 cents per share. The net income per share available to common shareholders was $0.18 for the period ended January 26, 2007. The accruals for the redemption value will be subsequently reversed to net income available to common shareholders and acquisition accounting applied upon exercise of the put or call option and acquisition of the underlying shares.

Certain other shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The shares covered by the LTIP award are treated as liability awards under SFAS 123R as they are subject to a formula for repurchase at various purchase prices based upon Huarun's EBIT growth rate between January 1, 2006 and July 31, 2010 or July 31, 2011. The LTIP shares will not be considered issued and outstanding until they vest.

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. In the first quarter of 2007, the Company paid $10.9 million plus interest to reduce this deferred liability. The net assets and operating results have been included in the Company's financial statements from the date of acquisition.

The purchase price allocation for the Huarun Paints acquisition is preliminary pending completion of an appraisal, and goodwill has been allocated to the Paints (60%) and Coatings (40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

NOTE 4:  COMPREHENSIVE INCOME
------

For the three months ended January 26, 2007 and January 27, 2006, Comprehensive Income, a component of Stockholders' Equity, was as follows:

(Dollars in thousands)                                                   Three Months Ended
                                                          --------------------------------------------------
                                                             January 26, 2007           January 27, 2006
                                                          ------------------------    ----------------------
Net Income                                                        $23,598                    $22,541
                                                          ------------------------    ----------------------
Other Comprehensive Income, net of tax:
  Foreign currency translation gain (loss)                         13,088                     (5,269)
  Deferred gain (loss) on hedging activities                        1,697                     (1,043)
  Minimum pension liability adjustment, net of tax                     10                         --
                                                          ------------------------    ----------------------
 Total Comprehensive Income                                       $38,393                    $16,229
                                                          ========================    ======================

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007 - CONTINUED

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS
------

The carrying amount of goodwill for the quarter ended January 26, 2007 increased from the end of fiscal 2006 by $85.4 million to $1,421.5 million. The increase is due to the acquisition of the powder coatings business of H.B. Fuller and foreign currency translation.

Total intangible asset amortization expense for the three months ended January 26, 2007 was $1.4 million, compared to $1.2 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 26, 2007 is expected to be approximately $5.6 million annually.

NOTE 6:  SEGMENT INFORMATION
------

In accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (SFAS 131), and based on the nature of the Company's products, technology, manufacturing processes, customers and regulatory environment, the Company aggregates its operating segments into two reportable segments: Paints and Coatings.

SFAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. The Company evaluates the performance of operating segments and allocates resources based on profit or loss from operations before interest expense and taxes (EBIT).

The Paints segment aggregates the Company's architectural and automotive product lines. Architectural products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and Asia. Other Paints products include automotive refinish paints.

The Coatings segment aggregates the Company's industrial and packaging product lines. Industrial products include a broad range of decorative and protective coatings for metal, wood, plastic and glass. Packaging products include both interior and exterior coatings used in metal packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

The Company's remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. Also included within All Other are the administrative expenses of the Company's corporate headquarters site. The administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007 - CONTINUED


(Dollars in thousands)                       Three Months Ended
                                     --------------------------------------
                                     January 26, 2007      January 27, 2006
                                     ----------------      ----------------
Net Sales:
     Paints                              $ 219,676          $ 187,658
     Coatings                              412,290            381,044
     All Other                              83,287             87,917
     Less Intersegment sales               (20,730)           (26,854)
                                         ---------          ---------

Total Net Sales                          $ 694,523          $ 629,765
                                         =========          =========

EBIT
     Paints                              $  19,643          $   7,248
     Coatings                               34,582             41,166
     All Other                              (5,432)            (2,686)
                                         ---------          ---------

Total EBIT                               $  48,793          $  45,728

Interest                                 $  14,691          $  10,780
                                         ---------          ---------

Income before Income Taxes               $  34,102          $  34,948
                                         =========          =========

NOTE 7:  FINANCIAL INSTRUMENTS
------

The Company's involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. Forward foreign currency exchange contracts are used primarily to hedge the impact of currency fluctuations on certain inter-company and third party transactions.

The Company also holds an interest rate swap and treasury locks to manage the interest rate risk associated with its current and expected borrowings. The interest rate swap and treasury lock contracts are reflected at fair value in the condensed consolidated balance sheets. Amounts to be paid or received under the contracts are accrued as interest rates change and are recognized over the life of the contracts as an adjustment to interest expense. Credit risk is only applicable to gains on derivatives.

At January 26, 2007, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for this hedge.

At January 26, 2007, the Company also had $150 million notional amount of treasury locks to hedge, or lock-in interest rates on an anticipated long-term debt the Company plans to issue during fiscal year 2007. During February 2007, the Company entered into an additional $100 million notional amount of treasury locks to further hedge the anticipated long-term debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007 - CONTINUED

NOTE 8:  GUARANTEES AND CONTRACTUAL OBLIGATIONS
------

The Company accounts for and discloses guarantees and contractual obligations in accordance with Financial Accounting Standards Board (FASB) issued Interpretation No. 45, "GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN 45). The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

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

The Company periodically assesses the adequacy of these recorded amounts and adjusts as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Extended furniture protection plans entered into by the Company have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when the Company revises its estimates. The Company's practice is to revise estimates as soon as such changes in estimates become known.

Changes in the recorded amounts during the period are as follows (dollars in thousands):

                                                                            Three Months Ended
                                                                -------------------------------------------
                                                                January 26, 2007           January 27, 2006
                                                                ----------------           ----------------
  Beginning balance, October                                        $87,287                    $95,687
  Change in accrual from previous fiscal year                            --                       (340)
  Additional net deferred revenue/accrual
     made during the period                                           5,178                      3,996
  Payments made during the period                                    (3,719)                    (4,410)
                                                                    -------                    -------
  Ending balance                                                    $88,746                    $94,933
                                                                    =======                    =======

NOTE 9:  STOCK BASED COMPENSATION
------

The Company's stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock. Under the Company's Stock Option Plans, options for the purchase of 26,000,000 shares of common stock may be granted to officers, employees and non-employee directors. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years. Employees who retire from the company after age 60 and officers who retire after age 55 generally become fully vested in their stock options.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007 - CONTINUED

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

Compensation expense for the current quarter was $2.3 million ($1.5 million after tax) compared to $2.2 million ($1.4 million after tax) for same period last year.

NOTE 10:  PENSION AND OTHER POSTRETIREMENT BENEFITS
-------

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(dollars in thousands)                          Three Months Ended
                                       ---------------------------------------
                                       January 26, 2007       January 27, 2006
                                       ----------------       ----------------

Service cost                               $     852              $  1,061
Interest cost                                  3,124                 2,905
Expected return on plan assets                (3,724)               (3,459)
Amortization of transition asset                 (31)                  (30)
Amortization of prior service cost               168                   179
Recognized actuarial (gain)/loss                 871                 1,163
                                           ---------              --------
Net periodic benefit cost                  $   1,260              $  1,819
                                           =========              ========

NOTE 11: RECLASSIFICATION
-------

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

NOTE 12: RECENTLY ISSUED ACCOUNTING STANDARDS
-------

FASB issued Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES" (FIN 48) in June 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "ACCOUNTING FOR INCOME TAXES" (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective October 27, 2007 or fiscal year 2008. The Company is currently evaluating the impact of this interpretation on its financial statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 26, 2007 - CONTINUED

FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The Company is currently evaluating the impact of SFAS 157 on its financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For the Company, this statement is effective for the fiscal year beginning 2009.

FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS" (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for the plan's under-funded status, (2) measure the plans' assets and obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions) and
(3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006, which would be the fiscal year ending October 26, 2007 for the Company. Measurement of the plans' assets and obligations that determine its funded status as of the end of the employer's fiscal year is required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending October 30, 2009 for the Company. The Company is currently evaluating the impact of this statement on its financial statements.

In June 2006, the FASB ratified EITF No. 06-3, "HOW TAXES COLLECTED FROM CUSTOMERS AND REMITTED TO GOVERNMENTAL AUTHORITIES SHOULD BE PRESENTED IN THE INCOME STATEMENT (THAT IS, GROSS VERSUS NET PRESENTATION)" (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with a revenue-producing transaction between a seller and a customer. For taxes within the scope of this issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within the cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The accounting policy to present taxes gross (included in revenues and costs) or net (excluded from revenues) should be based on the type of tax imposed such that similar taxes are presented in a consistent manner. A company will not be required to change its presentation of taxes subject to the scope of this guidance. If a company wishes to change its historical presentation for such taxes, such a change must be justified as preferable and would be subject to the requirements of SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS." This guidance is effective for the first interim reporting period beginning after December 15, 2006. For Valspar this will be the second quarter of fiscal year 2007. The Company is currently evaluating the impact of EITF 06-3 on its financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: In the first quarter of fiscal 2007, sales increased compared to the prior year as a result of the acquisition of Huarun Paints Holdings Company Limited (Huarun Paints) and H.B. Fuller's powder coatings business, offset partially by weak demand in our architectural product line and North American wood product line. Gross margins and operating expenses were flat compared to last year. The increase in debt from the end of fiscal year 2006 was driven by the acquisition of H.B. Fuller's powder coatings business and working capital needs.

Earnings Per Share: In the first quarter of 2007, the Company accrued $5.1 million for the Mandatorily Redeemable Stock related to the Huarun Paints acquisition (See Note 3 for further details). The accrual reduced basic and diluted income available to common shareholders by 5 cents per share. The net income per share available to common shareholders was $0.18 for the period ended January 26, 2007.

                                                   ----------------------------------------------
                                                       Period Ended               Period Ended
                                                     January 26, 2007           January 27, 2006
                                                     ----------------           ----------------
Net income per common share - diluted                    $ 0.18                     $ 0.22
Mandatorily redeemable stock accrual                       0.05                         --
                                                     ----------------           ----------------
Adjusted net income per common share - diluted           $ 0.23                     $ 0.22
                                                     ================           ================

The above table includes a non-GAAP financial measure - "Adjusted net income per common share-diluted" - which excludes a non-cash accrual relating to mandatorily redeemable stock in connection with the Huarun Paints acquisition. Management discloses this measure because it believes this measure may assist investors in comparing the Company's results of operations in the respective periods without regard to the effect on results in the 2007 period of the non-cash accrual relating to the Huarun acquisition.

When the Mandatorily Redeemable Stock is redeemed, the accruals for the redemption value will be reversed and acquisition accounting applied.

Critical Accounting Policies: There were no material changes in the Company's critical accounting policies during the first quarter ended January 26, 2007.

Operations: Consolidated net sales increased 10.3% for the quarter to $694.5 million from $629.8 million in the prior year. Sales growth was negative 3.0% after excluding the positive effect of acquisitions of 11.8% and the positive effect of foreign currency of 1.5%.

Net sales for the Paints segment increased 17.1% to $219.7 million in the quarter compared to the prior year. The increase in sales was primarily due to the Huarun Paints acquisition. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Paints was negative 5.3%. Sales in our architectural product line have been adversely affected by the weak U.S. residential construction market. Net sales of the Coatings segment increased 8.2% to $412.3 million in the quarter compared to the prior year. The increase in sales was primarily due to the acquisition of Huarun Paints and H.B. Fuller's powder coatings business. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Coatings was negative 2.5%. Sales were weak in the North American wood product line which has been affected by the weak U.S. residential construction

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

market. Due to the seasonal nature of portions of the Company's business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

In the first quarter of 2007, consolidated gross profit increased $18.6 million from the prior year to $199.1 million. As a percent of consolidated net sales, consolidated gross profit during the first quarter of 2007 remained flat versus last year at 28.7%. Raw material cost increases were offset by increases in selling prices and manufacturing efficiencies.

Consolidated operating expenses (research and development, selling and administrative) increased 10.4% to $147.9 million (21.3% of consolidated net sales) in the quarter compared to $133.9 million (21.3% of consolidated net sales) in the first quarter of 2006. The dollar increase in operating expenses during the first quarter was primarily driven by the acquisition of Huarun Paints and H.B. Fuller Company's powder coatings business.

Earnings before interest and taxes (EBIT) increased $3.1 million or 6.7% from the prior year first quarter. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment increased to $19.6 million from $7.2 million in the prior year. As a percent of net sales for the Paints segment, EBIT increased to 8.9% from 3.9%. The increase was mainly due to higher selling prices to customers and manufacturing efficiencies. EBIT in the Coatings segment decreased to $34.6 million from $41.2 million in the quarter compared to last year. As a percent of net sales for the Coatings segment, EBIT decreased to 8.4% from 10.8%. The decrease was primarily due to soft sales in the North American wood product line. EBIT in Other decreased to negative $5.4 million from negative $2.7 million in the first quarter last year. As a percent of net sales for Other, EBIT decreased to negative 8.7% from negative 4.4% last year. The decrease resulted primarily from the comparison to the first quarter of 2006, which included gains on the sale of assets related to the Company's manufacturing rationalization plan. Due to the seasonal nature of portions of the Company's business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $14.7 million in the first quarter of 2007 from $10.8 million in the first quarter of 2006, primarily due to increased debt levels and slightly higher average interest rates.

The effective tax rate decreased from 35.5% to 30.8% reflecting an improvement in the geographical mix of earnings combined with declining non-U.S. statutory income tax rates.

Net income in the first quarter of 2007 increased 4.7% to $23.6 million or $.23 per diluted share.

Financial Condition: The net cash used by operations was $47.1 million for the first three months of 2007, compared with net cash generated by operations of $1.4 million for the first three months of 2006. During the same period, $192.5 million in proceeds from bank borrowings and sale of treasury stock were used to fund seasonal working capital needs as well as $105.3 million in acquisitions, $13.3 million in dividend payments, $12.4 million in capital expenditures and $10.9 million in payments to reduce the deferred liability for the excess cash related to the Huarun Paints acquisition.

The use of cash for operations was related to a reduction in accounts payable and accrued liabilities partially offset by a decrease in accounts receivable. Accounts payable and accrued liabilities decreased $129.3 million largely as a result of the timing of disbursements. Accounts receivable decreased $56.5 million due to the timing of customer payments and soft sales.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Capital expenditures for property, plant and equipment were $12.4 million in the first three months of 2007, compared with $9.6 million in the first three months of 2006. The Company anticipates capital spending in 2007 to be approximately $80 million.

The ratio of total debt to capital increased to 44.3% at the end of first quarter of 2007 compared to 40.4% at the close of fiscal 2006. The total debt to capital ratio as of January 27, 2006 was 40.6%. Short term debt (notes payable plus current portion of long term debt) was $757.5 million at January 26, 2007. This debt included bonds maturing in May and December 2007 as well as short term borrowings related to the acquisition of H.B. Fuller's powder coatings business. The Company intends to issue bonds via capital markets during fiscal year 2007. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

During 2006, the Company established a $350 million U.S. Commercial Paper program under which $301.4 million and $131.5 million was outstanding as of January 26, 2007 and October 27, 2006, respectively.

Other than the increase in the amount outstanding under the U.S. Commercial Paper program, there were no material changes in the Company's fixed cash obligations during the three months ended January 26, 2007.

Off-Balance Sheet Financing: The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Forward Looking Statements: This discussion contains certain "forward-looking" statements. These forward-looking statements are based on management's expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside the control of the Company that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; risks related to any future acquisitions, including risks of adverse changes in the results of acquired businesses and the assumption of unforeseen liabilities; risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; risks of disruptions in business resulting from the Company's relationships with customers and suppliers; unusual weather conditions adversely affecting sales; changes in raw materials pricing and availability; delays in passing along cost increases to customers; changes in governmental regulation, including more stringent environmental, health and safety regulations; the nature, cost and outcome of pending and future litigation and other legal proceedings; the outbreak of war and other significant national and international events; and other risks and uncertainties.

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

The Company is also subject to interest rate risk. At January 26, 2007, approximately 51% of the Company's total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would increase the Company's interest expense for the second quarter of 2007 by approximately $0.7 million.

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




                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company's Form 10-K for the year ended October 27, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 6: EXHIBITS

         Exhibits:

            10.1 The Valspar Corporation 1991 Stock Option Plan, as amended through December 6, 2006
            10.2 The Valspar Corporation Stock Option Plan for Non-Employee Directors, as amended through December 6, 2006
            31.1     Section 302 Certification of the Chief Executive Officer
            31.2     Section 302 Certification of the Chief Financial Officer
            32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002




                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE VALSPAR CORPORATION

Date:  March 7, 2007                          By /s/ Rolf Engh
                                              ---------------------------------
                                              Rolf Engh
                                              Secretary


Date:  March 7, 2007                          By /s/ Paul C. Reyelts
                                              ---------------------------------
                                              Paul C. Reyelts
                                              Executive Vice President and
                                              Chief Financial Officer