Form 10-Q
period 2007-04-27
VALSPAR CORP
filed 2007-06-06
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2007

or

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

As of June 1, 2007, The Valspar Corporation had 100,274,669 shares of common stock outstanding, excluding 18,167,955 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended April 27, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	April 27, 2007	April 28, 2006	October 27, 2006
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$61,424	$58,359	$88,238

Accounts receivable less allowance (4/27/07 – $14,184; 4/28/06 – $13,224; 10/27/06 – $13,145)	549,434	516,032	475,736

Inventories:
Manufactured products	174,589	159,472	172,561
Raw materials, supplies and work-in-process	115,330	92,160	109,256
	289,919	251,632	281,817

Deferred income taxes	31,195	39,357	32,422

Prepaid expenses and other	97,932	71,009	90,104

TOTAL CURRENT ASSETS	1,029,904	936,389	968,317

GOODWILL	1,423,307	1,064,856	1,336,098
INTANGIBLES, NET	360,450	313,315	361,957
OTHER ASSETS, NET	67,679	58,124	63,470
LONG-TERM DEFERRED INCOME TAXES	2,121	4,982	2,088

PROPERTY, PLANT AND EQUIPMENT	942,590	867,648	877,391
Less accumulated depreciation	(462,104)	(450,133)	(417,786)
	480,486	417,515	459,605

	$3,363,947	$2,795,181	$3,191,535

NOTE:   The Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED

(DOLLARS IN THOUSANDS)

	April 27, 2007	April 28, 2006	October 27, 2006
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$35,542	$12,728	$139,136
Current portion of long-term debt	450,027	26	350,027
Trade accounts payable	342,024	302,139	368,159
Income taxes	36,077	50,429	38,455
Accrued liabilities	239,633	253,836	301,100

TOTAL CURRENT LIABILITIES	1,103,303	619,158	1,196,877

LONG-TERM DEBT	620,862	698,148	350,267

DEFERRED INCOME TAXES	198,217	185,705	199,816

DEFERRED LIABILITIES	163,328	152,773	185,789

MANDATORILY REDEEMABLE STOCK	28,857	—	18,723

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	60,220	60,220

Additional paid-in capital	297,775	307,769	326,011

Retained earnings	1,035,661	928,228	1,007,225

Other	42,687	10,240	24,084
	1,435,343	1,306,457	1,417,540
Less cost of Common Stock in treasury (4/27/07 – 18,324,318 shares; 4/26/06 – 18,477,191 shares; 10/27/06 – 18,538,360 shares)	185,963	167,060	177,477
	1,249,380	1,139,397	1,240,063

	$3,363,947	$2,795,181	$3,191,535

NOTE:   The Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006

Net sales	$808,471	$766,816	$1,502,994	$1,396,581

Cost of goods sold	561,590	534,708	1,057,029	983,997

Gross profit	246,881	232,108	445,965	412,584

Research and development	24,097	20,500	45,894	39,948

Selling and administrative	144,565	127,100	270,633	241,591

Income from operations	78,219	84,508	129,438	131,045

Interest expense	16,238	10,930	30,929	21,710

Other (income)/expense – net	(382)	346	2,044	1,155

Income before income taxes	62,363	73,232	96,465	108,180

Income taxes	20,847	25,297	31,351	37,704

Net income	$41,516	$47,935	$65,114	$70,476

Mandatorily redeemable stock accrual (1)	(5,067)	—	(10,134)	—

Net Income Available to Common Shareholders	$36,449	$47,935	$54,980	$70,476

Net income per common share – basic	$0.36	$0.47	$0.54	$0.70
Net income per common share – diluted	$0.35	$0.46	$0.53	$0.69

Average number of common shares outstanding
– basic	101,672,432	101,344,587	101,717,101	100,924,295
– diluted	103,371,264	103,116,052	103,453,373	102,487,907

Dividends paid per common share	$0.13	$0.11	$0.26	$0.22

See Notes to Condensed Consolidated Financial Statements

(1)	Mandatorily Redeemable Stock accrual reduced basic and diluted earnings per share by five cents in the second quarter of 2007 and ten cents year to date in 2007 as further described in Note 3.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 27, 2007	April 28, 2006
OPERATING ACTIVITIES:
Net income	$65,114	$70,476
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	31,783	33,793
Amortization	2,755	2,396
Stock-based compensation	4,534	4,443
(Gain)/loss on asset divestiture	92	(255)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(50,874)	(52,582)
(Increase)/decrease in inventories and other current assets	(625)	(12,930)
Increase/(decrease) in trade accounts payable and accrued liabilities	(110,114)	21,444
Increase/(decrease) in income taxes payable	(3,282)	(7,741)
Increase/(decrease) in other deferred liabilities	5,818	(9,224)
Other	11,829	339

Net Cash (Used In)/Provided By Operating Activities	(42,970)	50,159

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(32,185)	(26,041)
Acquired Businesses, net of cash	(114,375)	—
Cash proceeds on disposal of assets	—	2,587

Net Cash Used In Investing Activities	(146,560)	(23,454)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowings	258,770	(24,620)
Proceeds from sale of treasury stock	15,971	23,469
Payments on Deferred Liability –Excess Cash – Huarun	(15,539)	—
Excess tax benefit from stock-based compensation	1,100	2,257
Treasury stock purchases	(15,821)	—
Retirement of common stock	(55,220)	—
Dividends paid	(26,545)	(22,297)

Net Cash (Used In)/Provided By Financing Activities	162,716	(21,191)

Increase/(Decrease) in Cash and Cash Equivalents	(26,814)	5,514

Cash and Cash Equivalents at Beginning of Period	88,238	52,845

Cash and Cash Equivalents at End of Period	$61,424	$58,359

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007

NOTE 1:   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 27, 2007 are not necessarily indicative of the results that may be expected for the year ending October 26, 2007.

The Condensed Consolidated Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation’s annual report on Form 10-K for the year ended October 27, 2006.

NOTE 2:   ACCOUNTS PAYABLE

Trade accounts payable includes $39.0 million at April 27, 2007, $36.7 million at October 27, 2006 and $36.3 million at April 28, 2006 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3:   ACQUISITIONS AND DIVESTITURES

In December 2006, the Company acquired the powder coatings business of H.B. Fuller Company. H.B. Fuller’s powder coatings business, which had net sales of approximately $75 million in 2005, serves customers in 26 countries from manufacturing facilities in the United States and the United Kingdom. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The combination of put and call rights makes certain of the minority shares of Huarun Paints mandatorily redeemable, and therefore subject to classification outside of shareholders’ equity in Mandatorily Redeemable Stock. The balance in Mandatorily Redeemable Stock was $28.9 million at April 27, 2007 and $18.7 million at October 27, 2006.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

The Mandatorily Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, if material, as well as any dividends, will be shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $5.1 million and $10.1 million, respectively, for the three and six month periods ended April 27, 2007. This accrual reduced basic and diluted income available to common shareholders by five cents and ten cents, respectively, for the three and six month periods ended April 27, 2007. The net income per share available to common shareholders was $0.35 and $0.53, respectively, for the three and six month periods ended April 27, 2007. The accruals for the redemption value will be subsequently reversed to net income available to common shareholders and acquisition accounting applied upon exercise of the put or call option and acquisition of the underlying shares.

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

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. In 2007, the Company paid $10.9 million plus interest in the first quarter and $4.6 million plus interest in the second quarter to reduce this deferred liability. The net assets and operating results have been included in the Company’s financial statements from the date of acquisition.

The purchase price allocation for the Huarun Paints acquisition is preliminary pending completion of an appraisal, and goodwill has been allocated to the Paints (60%) and Coatings (40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

NOTE 4:   COMPREHENSIVE INCOME

For the three and six months ended April 27, 2007 and April 28, 2006, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Net Income	$41,516	$47,935	$65,114	$70,476
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	5,088	2,833	18,194	(2,436)
Deferred gain (loss) on hedging activities	(1,328)	1,997	369	954
Minimum pension liability adjustment net of tax	30	50	40	50
Total Comprehensive Income	$45,306	$52,815	$83,717	$69,044

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

NOTE 5:   GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of April 27, 2007 increased from the end of fiscal 2006 by $87.2 million to $1,423.3 million. The increase is due to the acquisition of the powder coatings business of H.B. Fuller and foreign currency translation.

Total intangible asset amortization expense for the six months ended April 27, 2007 was $2.8 million, compared to $2.4 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 27, 2007 is expected to be approximately $5.6 million annually.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter results on this basis are as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006
Net Sales:
Paints	$273,788	$260,900	$493,464	$448,558
Coatings	453,334	421,953	865,624	802,997
All Other	107,997	114,201	191,284	202,118
Less Intersegment sales	(26,648)	(30,238)	(47,378)	(57,092)

Total Net Sales	$808,471	$766,816	$1,502,994	$1,396,581

EBIT
Paints	$30,342	$31,480	$49,985	$38,728
Coatings	45,583	51,637	80,165	92,803
All Other	2,676	1,045	(2,756)	(1,641)
Total EBIT	$78,601	$84,162	$127,394	$129,890

Interest	$16,238	$10,930	$30,929	$21,710

Income before Income Taxes	$62,363	$73,232	$96,465	$108,180

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

At April 27, 2007, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for this hedge.

During the quarter, the Company entered into an additional $150 million notional amount of treasury locks for a total of $300 million notional amount of treasury locks. The treasury locks were in place to hedge, or lock in interest rates on the anticipated long-term debt the Company was planning to issue during fiscal year 2007. The $300 million of treasury locks were terminated on April 12, 2007, as a result of the bond issuance during the quarter, yielding a pre-tax gain of $4.6 million. This gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of April 27, 2007 and will be reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

On April 17, 2007, the Company issued $200 million of unsecured, senior notes that mature on May 1, 2012 with a coupon rate of 5.625% and $150 million of unsecured, senior notes that mature on May 1, 2017 with a coupon rate of 6.05%. These public offerings were made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $347.2 million were used to pay off the $350 million bond that matured on May 1, 2007.

NOTE 8:   GUARANTEES AND CONTRACTUAL OBLIGATIONS

The Company accounts for and discloses guarantees and contractual obligations in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Six Months Ended
	April 27, 2007	April 28, 2006
Beginning balance, previous October	$87,287	$95,687
Change in accrual from previous fiscal year	(590)	(911)
Additional net deferred revenue/accrual made during the period	9,559	9,451
Payments made during the period	(8,685)	(9,609)
Ending balance	$87,571	$94,618

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

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

Compensation expense for the first six months ended April 27, 2007 was $4.5 million ($2.9 million after tax) compared to $4.4 million ($2.8 million after tax) for same period last year.

NOTE 10:   PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 27, 2007	April 28 2006	April 27, 2007	April 28, 2006
Service cost	$861	$1,065	$1,713	$2,126
Interest cost	3,136	2,908	6,260	5,813
Expected return on plan assets	(3,735)	(3,461)	(7,459)	(6,920)
Amortization of transition asset	(31)	(31)	(62)	(61)
Amortization of prior service cost	167	180	335	359
Recognized actuarial (gain)/loss	875	1,165	1,746	2,328
Net periodic benefit cost	$1,273	$1,826	$2,533	$3,645

NOTE 11:   RECLASSIFICATION

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

NOTE 12:   RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2006, FASB ratified Emerging Issues Task Force (EITF) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with a revenue-producing transaction between a seller and a customer. The Company shows these taxes net. That is, they are excluded from both revenue and cost of goods sold. This guidance is effective for the first interim reporting period beginning after December 15, 2006. The Company adopted this policy for the second quarter of fiscal year 2007.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 27, 2007 – CONTINUED

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:   In the second quarter of fiscal 2007, sales increased compared to the prior year as a result of the acquisition of Huarun Paints Holdings Company Limited (Huarun Paints) and H.B. Fuller’s powder coatings business, offset partially by continued weak demand in our architectural product line and wood coatings product line. Gross margins improved slightly compared to the prior year while operating expenses increased as a result of the Company’s substantial investment in building the Valspar brand. The increase in debt from the end of fiscal year 2006 was driven by the acquisition of H.B. Fuller’s powder coatings business, share repurchases and working capital needs.

Earnings Per Share: The Company accrued $5.1 million in the second quarter of 2007 and $10.1 million year to date in 2007 for the Mandatorily Redeemable Stock related to the Huarun Paints acquisition (See Note 3 for further details). The accrual reduced basic and diluted income available to common shareholders by 5 cents per share in the second quarter of 2007 and 10 cents year to date in 2007. The net income per share available to common shareholders was $0.35 for the period ended April 27, 2007 and $0.53 year to date in 2007.

The table below includes a non-GAAP financial measure – “Adjusted net income per common share-diluted” – which excludes a non-cash accrual relating to mandatorily redeemable stock in connection with the Huarun Paints acquisition.

	Three Months Ended		Six Months Ended
	April 27, 2007	April 28, 2006	April 27, 2007	April 28, 2006

Net income per common share – diluted	$0.35	$0.46	$0.53	$0.69
Mandatorily redeemable stock accrual	0.05	—	0.10	—
Adjusted net income per common share – diluted	$0.40	$0.46	$0.63	$.069

Management discloses this measure because it believes this measure may assist investors in comparing the Company’s results of operations in the respective periods without regard to the effect on results in the 2007 periods of the non-cash accrual relating to the Huarun acquisition.

When the Mandatorily Redeemable Stock is redeemed, the accruals for the redemption value will be reversed and acquisition accounting applied.

Critical Accounting Policies:   There were no material changes in the Company’s critical accounting policies during the second quarter ended April 27, 2007.

Operations:   Consolidated net sales increased 5.4% for the quarter to $808.5 million from $766.8 million in the prior year. Sales growth was negative 2.4%, after excluding the positive effect of foreign currency of 1.4% and the positive effect of acquisitions of 6.4%. Consolidated net sales increased 7.6% in the six-month period to $1,503.0 million from $1,396.6 million. Consolidated net sales decreased 2.6%, excluding the positive effect of foreign currency of 1.4% and the positive effect of acquisitions of 8.8%.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net sales for the Paints segment increased 4.9% to $273.8 million in the quarter compared to the prior year. Net sales increased 10.0% to $493.5 million year to date compared to the same period last year. The increase in sales for the three month and six month periods ended April 27, 2007 was primarily due to the Huarun Paints acquisition. Excluding the positive effect of acquisitions and foreign currency exchange, core sales growth in Paints was negative 2.7% and negative 3.8% in the second quarter and year to date, respectively. Sales in our architectural product line have been adversely affected by continued weakness in the U.S. residential construction and housing markets. Net sales of the Coatings segment increased 7.4% to $453.3 million in the quarter compared to the prior year. Net sales increased 7.8% to $865.6 million year to date compared to the same period last year. The increase in sales for the three and six month periods ended April 27, 2007 was primarily due to the acquisition of Huarun Paints and H.B. Fuller’s powder coatings business. Excluding the positive effect of acquisitions and foreign currency exchange, core sales growth in Coatings was negative 1.7% and negative 2.1% in the second quarter and year to date, respectively. Coatings core sales decline was driven by soft sales in the wood coatings product line related to weakness in the housing and new construction markets. Due to the seasonal nature of portions of the Company’s business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

In the second quarter of 2007, consolidated gross profit increased $14.8 million from the prior year to $246.9 million. As a percent of consolidated net sales, consolidated gross profit during the second quarter of 2007 increased to 30.5% from 30.3%. For the six-month period, consolidated gross profit increased $33.4 million to $446.0 million. As a percent of consolidated net sales, gross profit during the six-month period of 2007 increased to 29.7% from 29.5%. The increase in gross margins this year compared to the prior year was due to manufacturing improvements related to the Company’s 2006 manufacturing rationalization cost program, offset by manufacturing inefficiencies associated with lower volumes and higher raw material costs.

Consolidated operating expenses (research and development, selling and administrative) increased 14.3% to $168.7 million (20.9% of consolidated net sales) in the quarter compared to $147.6 million (19.2% of consolidated net sales) in the second quarter of 2006. For the six-month period, consolidated operating expenses increased 12.4% to $316.5 million (21.1% of consolidated net sales) from $281.5 million (20.2% of consolidated net sales) in the prior year. The dollar increase in operating expenses during the second quarter was primarily driven by our investment in building the Valspar brand and the acquisition of Huarun Paints and H.B. Fuller’s powder coating business, partially offset by lower incentive compensation.

Second quarter earnings before interest and taxes (EBIT) decreased $5.6 million or 6.6% from the prior year second quarter. First half EBIT decreased $2.5 million or 1.9% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

EBIT in the Paints segment decreased to $30.3 million from $31.5 million in the prior year second quarter. Year to date EBIT in the Paints segment increased to $50.0 million from $38.7 million. As a percent of net sales for the Paints segment, EBIT decreased to 11.1% from 12.1% in the prior year second quarter and increased to 10.1% from 8.6% for the prior year to date. The decrease in the quarter was attributable to spending related to our brand building initiative, partially offset by improvements in our automotive refinish business. The increase in first half EBIT compared to the prior year was driven by improved product mix and improvements in our automotive refinish business, offset by brand building expenses.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

EBIT in the Coatings segment decreased to $45.6 million from $51.6 million in the prior year second quarter. Year to date EBIT in the Coatings segment decreased to $80.2 million from $92.8 million. As a percent of net sales for the Coatings segment, EBIT decreased to 10.1% from 12.2% in the prior year second quarter and to 9.3% from 11.6% in the prior year to date. The decrease was primarily due to lower operating profit in our wood coatings product line.

EBIT in the Other segment increased to $2.7 million from $1.0 million in the prior year second quarter. Year to date EBIT in the Other segment decreased to negative $2.8 million from negative $1.6 million. As a percent of net sales for the Other segment, EBIT increased to 3.3% from 1.2% in the prior year second quarter and decreased to negative 1.9% from negative 1.1% in the prior year to date. The increase in the quarter was due to favorable operating profit in the Other segment product lines, as well as, favorable foreign exchange. The decrease year to date resulted primarily from last year’s gains on the sale of assets related to the Company’s manufacturing rationalization plan.

Due to the seasonal nature of portions of the Company’s business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $16.2 million in the second quarter of 2007 from $10.9 million in the second quarter of 2006. Year to date interest expense increased to $30.9 million in 2007 from $21.7 million in the prior year. The increase in interest expense was driven by higher debt levels.

The effective tax rate decreased to 33.4% from 34.5% in the second quarter of 2006. The year to date tax rate decreased to 32.5% from 34.9% in the prior year reflecting continued improvement in the geographical mix of earnings combined with declining non-U.S. statutory income tax rates.

Net income in the second quarter of 2007 decreased 13.4% to $41.5 million or $0.35 per diluted share. For the six-month period, net income decreased 7.6% to $65.1 million or $0.53 per diluted share. As described under “Earnings Per Share” above, adjusted net income per common share was $0.40 for the period ended April 27, 2007, compared to $0.46 in the 2006 period, and $0.63 year to date in 2007, compared to $0.69 in the 2006 period.

Financial Condition:   For the first six months of 2007, net cash used by operations was $43.0 million, compared with $50.2 million in net cash generated for the first six months of 2006. A decrease in accounts payable and accrued liabilities is the reason for the change from cash generated to cash used. The decrease in accounts payable and accrued liabilities for the first six months of 2007 is due to lower raw materials purchases, and the resulting decline in accounts payable, stemming from the Company’s focus on inventory management in response to a weak housing market. Lower accruals for incentive compensation for the first six months of 2007 compared to the same period in 2006 contributed to the decrease in accrued liabilities.

During the first six months of 2007, $274.7 million in proceeds from bank borrowings and sale of treasury stock were used to fund seasonal working capital as well as $114.4 million in acquisitions, $55.2 million in retirement of common stock, $32.2 million in capital expenditures, $26.5 million in dividend payments, $15.8 million in treasury stock purchases and $15.5 million to reduce the deferred liability for the excess cash related to the Huarun Paints acquisition (see Note 3 for additional information).

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Capital expenditures for property, plant and equipment were $32.2 million in the first six months of 2007, compared with $26.0 million in the first six months of 2006. The Company anticipates capital spending in 2007 to be approximately $80 million.

The ratio of total debt to capital increased to 47.0% at the end of second quarter of 2007 compared to 40.4% at the close of fiscal 2006. The total debt to capital ratio as of April 28, 2006 was 38.4%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

On April 17, 2007, the Company issued $200 million of unsecured, senior notes that mature on May 1, 2012 with a coupon rate of 5.625% and $150 million of unsecured, senior notes that mature on May 1, 2017 with a coupon rate of 6.05%. These public offerings were made pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission. As of April 27, 2007 the net proceeds were used to pay down short term debt. In May 2007, short term debt was increased to retire the $350 million in senior notes with a coupon rate of 6% that matured on May 1, 2007.

During 2006, the Company established a $350 million U.S. Commercial Paper program under which $23.8 million, $301.4 million and $131.5 million was outstanding as of April 27, 2007, January 26, 2007 and October 27, 2006, respectively.

There were no material changes in the Company’s fixed cash obligations during the six months ended April 27, 2007.

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

The Company is also subject to interest rate risk. At April 27, 2007, approximately 55% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would increase the Company’s interest expense for the third quarter of 2007 by approximately $0.8 million.

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

PART II.   OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 27, 2006.

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)   Not applicable.

(b)   Not applicable.

ITEM 2:   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS – CONTINUED

(c)	We made the following repurchases of equity securities during the quarter ended April 27, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
01/27/07 – 02/23/07	—	—	—	4,000,000
02/24/07 – 03/23/07	596,300	26.53	596,300	3,403,700
03/24/07 – 04/27/07	2,000,000	27.61 (1)	2,000,000	1,403,700

(1)

In the quarter, the Company repurchased two million shares of Valspar common stock at an initial purchase price of approximately $55.2 million or $27.61 per share. The shares were repurchased as part of an accelerated share repurchase agreement with Goldman, Sachs & Co. Upon completion, the accelerated share repurchase is subject to a price adjustment. At that time, Valspar may receive, or be required to pay, a price adjustment based on an adjusted volume weighted average price.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on February 28, 2007, the stockholders took the following actions:

(i)   The stockholders elected three directors in Class III for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Charles W. Gaillard	94,616,715	1,139,239
Mae C. Jemison	64,798,280	30,957,674
Gregory R. Palen	90,186,636	5,569,318

(ii)   The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007. 95,315,400 votes were cast for the resolution; 339,999 votes were cast against the resolution; shares representing 100,556 votes abstained; and there were no broker non-votes.

ITEM 6.   EXHIBITS

Exhibits
4.1

Second Supplemental Indenture, dated as of April 17, 2007, to Indenture dated as of April 24, 2002, between the Company and The Bank of New York Trust Company, N.A. (as successor to Bank One Trust Company, N.A.), relating to the Company’s 5.625% Notes due 2012 and 6.050% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 18, 2007)

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

THE VALSPAR CORPORATION
Date: June 6, 2007	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: June 6, 2007	By	/s/ Paul C. Reyelts
Paul C. Reyelts Executive Vice President and Chief Financial Officer