Form 10-Q
period 2007-07-27
VALSPAR CORP
filed 2007-09-05
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2007

or

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

As of August 30, 2007, The Valspar Corporation had 100,558,460 shares of common stock outstanding, excluding 17,884,164 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended July 27, 2007

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	July 27, 2007	July 28, 2006	October 27, 2006
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$83,954	$60,583	$88,238

Accounts receivable less allowances (7/27/07 – $10,633; 7/28/06 – $12,898; 10/27/06 – $13,145)	568,877	534,475	475,736

Inventories:
Manufactured products	187,005	167,022	172,561
Raw materials, supplies and work-in-process	120,478	86,849	109,256

	307,483	253,871	281,817

Deferred income taxes	31,508	40,144	32,422

Prepaid expenses and other	100,370	84,973	90,104

TOTAL CURRENT ASSETS	1,092,192	974,046	968,317

GOODWILL	1,298,077	1,328,958	1,336,098
INTANGIBLES, NET	536,317	360,241	361,957
OTHER ASSETS	73,659	63,588	63,470
LONG-TERM DEFERRED INCOME TAXES	2,195	3,129	2,088

PROPERTY, PLANT AND EQUIPMENT	971,313	833,122	877,391
Less accumulated depreciation	(478,111)	(420,027)	(417,786)

	493,202	413,095	459,605

	$3,495,642	$3,143,057	$3,191,535

NOTE:	The Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS)

	July 27, 2007	July 28, 2006	October 27, 2006
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable	$347,407	$37,310	$139,136
Current portion of long-term debt	100,028	350,026	350,027
Trade accounts payable	398,930	337,747	368,159
Income taxes	35,399	55,128	38,455
Accrued liabilities	253,235	274,123	301,100

TOTAL CURRENT LIABILITIES	1,134,999	1,054,334	1,196,877

LONG-TERM DEBT	603,351	550,124	350,267

DEFERRED INCOME TAXES	241,767	203,934	199,816

DEFERRED LIABILITIES	158,880	153,045	185,789

MANDATORILY REDEEMABLE STOCK	33,924	—	18,723

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	60,220	60,220

Additional paid-in capital	303,155	311,548	326,011

Retained earnings	1,075,762	969,693	1,007,225

Other	66,694	19,183	24,084

	1,504,831	1,360,644	1,417,540

Less cost of Common Stock in treasury (7/27/07 – 17,944,651 shares; 7/28/06 – 18,843,267 shares; 10/27/06 – 18,538,360 shares)
	182,110	179,024	177,477

	1,322,721	1,181,620	1,240,063

	$3,495,642	$3,143,057	$3,191,535

NOTE:   The Balance Sheet at October 27, 2006 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006

Net sales	$893,498	$797,376	$2,396,492	$2,193,957

Cost of goods sold	614,976	550,718	1,672,005	1,534,715

Gross profit	278,522	246,658	724,487	659,242

Research and development	24,096	21,202	69,991	61,149

Selling and administrative	149,981	136,534	420,613	378,126

Income from operations	104,445	88,922	233,883	219,967

Interest expense	16,033	10,897	46,962	32,607

Other (income)/expense - net	1,301	1,495	3,345	2,650

Income before income taxes	87,111	76,530	183,576	184,710

Income taxes	28,894	23,895	60,245	61,599

Net income	$58,217	$52,635	$123,331	$123,111

Mandatorily redeemable stock accrual (1)	(5,067)	—	(15,201)	—

Net Income Available to Common Shareholders	$53,150	$52,635	$108,130	$123,111

Net income per common share - basic	$0.53	$0.52	$1.07	$1.22
Net income per common share - diluted	$0.52	$0.51	$1.05	$1.20

Average number of common shares outstanding - basic	100,008,949	101,437,514	101,147,717	101,095,368
- diluted	101,836,291	103,069,697	102,938,740	102,673,401

Dividends paid per common share	$0.13	$0.11	$0.39	$0.33

See Notes to Condensed Consolidated Financial Statements

(1)	Mandatorily Redeemable Stock accrual reduced basic and diluted earnings per share by five cents in the third quarter of 2007 and fifteen cents year to date in 2007 as further described in Note 3.

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 27, 2007	July 28, 2006
OPERATING ACTIVITIES:
Net income	$123,331	$123,111
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	47,362	48,352
Amortization	4,150	3,594
Stock-based compensation	6,881	6,875
(Gain)/loss on asset divestiture	63	2,675
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(65,791)	(64,298)
(Increase)/decrease in inventories and other current assets	(17,341)	(26,223)
Increase/(decrease) in trade accounts payable and accrued liabilities	(44,547)	71,615
Increase/(decrease) in income taxes payable	(3,816)	(3,348)
Increase/(decrease) in other deferred liabilities	7,498	(5,985)
Other	3,779	(2,831)

Net Cash (Used In)/Provided By Operating Activities	61,569	153,537

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(47,677)	(40,459)
Acquired businesses, net of cash	(114,375)	(290,387)
Cash proceeds on disposal of assets	—	7,374

Net Cash Used In Investing Activities	(162,052)	(323,472)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowings	201,901	195,895
Proceeds from sale of treasury stock	22,862	26,043
Payments on deferred liability – excess cash – Huarun	(19,734)	—
Excess tax benefit from stock-based compensation	1,811	2,398
Treasury stock purchases	(15,821)	(13,196)
Retirement of common stock	(55,228)	—
Dividends paid	(39,592)	(33,467)

Net Cash (Used In)/Provided By Financing Activities	96,199	177,673

Increase/(Decrease) in Cash and Cash Equivalents	(4,284)	7,738

Cash and Cash Equivalents at Beginning of Period	88,238	52,845

Cash and Cash Equivalents at End of Period	$83,954	$60,583

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2007

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 27, 2007 are not necessarily indicative of the results that may be expected for the year ending October 26, 2007.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $35.1 million at July 27, 2007, $36.7 million at October 27, 2006 and $35.8 million at July 28, 2006 of issued checks that had not cleared the Company’s bank accounts.

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

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The combination of put and call rights makes certain of the minority shares of Huarun Paints mandatorily redeemable, and therefore subject to classification outside of shareholders’ equity in Mandatorily Redeemable Stock. The balance in Mandatorily Redeemable Stock was $33.9 million at July 27, 2007 and $18.7 million at October 27, 2006.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2007 – CONTINUED

The Mandatorily Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, if material, as well as any dividends, will be shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $5.1 million and $15.2 million, respectively, for the three and nine month periods ended July 27, 2007. This accrual reduced basic and diluted income available to common shareholders by 5 cents and 15 cents, respectively, for the three and nine month periods ended July 27, 2007. The net income per share available to common shareholders was $0.52 and $1.05, respectively, for the three and nine month periods ended July 27, 2007. The accruals for the redemption value will be subsequently reversed to net income available to common shareholders and acquisition accounting applied upon exercise of the put or call option and acquisition of the underlying shares.

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

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. In 2007, the Company paid $4.2 million plus accrued interest in the third quarter and $19.7 million plus accrued interest year to date to reduce this deferred liability.

The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. Goodwill has been allocated to the Paints (60%) and Coatings (40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

NOTE 4: COMPREHENSIVE INCOME

For the three and nine months ended July 27, 2007 and July 28, 2006, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Net Income	$58,217	$52,635	$123,331	$123,111
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	24,378	9,555	42,572	7,119
Deferred gain (loss) on hedging activities	(401)	(687)	(32)	267
Minimum pension liability adjustment net of tax	30	75	70	125
Total Comprehensive Income	$82,224	$61,578	$165,941	$130,622

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2007 – CONTINUED

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 27, 2007 decreased from the end of fiscal 2006 by $38.0 million to $1,298.1 million. The decrease is due to reclassifications of certain assets resulting from completion of a valuation of Huarun Paints and the finalization of the purchase price allocation, partially offset by foreign currency translation and the acquisition of the powder coatings business of H.B. Fuller. As a result of the completion of the Huarun Paints valuation during the third quarter, the Company allocated $177.1 million from Goodwill to Intangibles (Customer Lists $71.4 million, Trademarks $68.2 million and Technology $37.5 million).

Total intangible asset amortization expense for the nine months ended July 27, 2007 was $4.2 million, compared to $3.6 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 27, 2007 is expected to be approximately $8.0 million annually.

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

JULY 27, 2007 – CONTINUED

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006
Net Sales:
Paints	$325,749	$282,040	$819,213	$730,598
Coatings	484,298	431,793	1,349,922	1,234,790
All Other	120,989	115,121	312,273	317,239
Less Intersegment sales	(37,538)	(31,578)	(84,916)	(88,670)

Total Net Sales	$893,498	$797,376	$2,396,492	$2,193,957

EBIT
Paints	$36,126	$36,062	$86,111	$74,790
Coatings	58,477	51,775	138,642	144,578
All Other	8,541	(410)	5,785	(2,051)
Total EBIT	$103,144	$87,427	$230,538	$217,317

Interest	$16,033	$10,897	$46,962	$32,607

Income before Income Taxes	$87,111	$76,530	$183,576	$184,710

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

At July 27, 2007, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge to pay floating rates of interest based on LIBOR, maturing during fiscal 2008. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges.

On April 17, 2007, the Company issued $200 million of unsecured, senior notes that mature on May 1, 2012 with a coupon rate of 5.625%, and $150 million of unsecured, senior notes that mature on May 1, 2017 with a coupon rate of 6.05%. These public offerings were made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $347.2 million were used to settle the $350 million bond that matured on May 1, 2007.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2007 – CONTINUED

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Nine Months Ended
	July 27, 2007	July 28, 2006
Beginning balance, previous October	$87,287	$95,687
Change in accrual from previous fiscal year	(990)	(1,723)
Additional net deferred revenue/accrual made during the period	13,922	15,121
Payments made during the period	(12,467)	(14,676)
Ending balance	$87,752	$94,409

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

JULY 27, 2007 – CONTINUED

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

Compensation expense for the first nine months ended July 27, 2007 was $6.9 million ($4.4 million after tax) compared to $6.9 million ($4.4 million after tax) for same period last year.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS

The company sponsors a number of defined benefit pension plans for certain hourly, salaried and foreign employees. The benefits for these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28 2006	July 27, 2007	July 28, 2006
Service cost	$874	$800	$2,586	$2,926
Interest cost	3,152	2,867	9,412	8,680
Expected return on plan assets	(3,748)	(3,483)	(11,207)	(10,403)
Amortization of transition asset	(31)	(30)	(93)	(91)
Amortization of prior service cost	168	154	504	513
Recognized actuarial (gain)/loss	878	1,002	2,624	3,330
Net periodic benefit cost	$1,293	$1,310	$3,826	$4,955

NOTE 11: RECLASSIFICATION

Certain amounts in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

NOTE 12: RECENTLY ISSUED ACCOUNTING STANDARDS

FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company effective for the first quarter of fiscal year 2008. The Company is currently evaluating the impact of this interpretation on its financial statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2007 – CONTINUED

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

NOTE 13: INCOME TAXES

On March 16, 2007, the National People’s Congress in China passed the unified enterprise income tax law. The new law will take effect on January 1, 2008. The Chinese State Council will formulate and promulgate detailed implementation rules on the basis of the new law prior to January 1, 2008. It is anticipated that the new tax law will impact the combined tax rates used to value the net deferred tax assets and liabilities of our Chinese subsidiaries. However, due to the lack of detailed implementation rules, it is not possible to accurately determine the impact of the law on our deferred tax accounts at this time. The Company believes that when final guidance is issued, the impact of the law could result in a discrete tax event, which could range from a $10 million income tax benefit to a $3 million income tax expense.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2007 – CONTINUED

NOTE 14: SUBSEQUENT EVENTS

In August 2007, the Company announced that it had acquired Teknos Nova Coil TNC Oy, a privately owned manufacturer of high-performance coil coatings based in Helsinki, Finland. TNC’s revenues for calendar 2006 were approximately €31 million (approximately $42 million at current exchange rates).

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: In the third quarter of fiscal 2007, sales increased compared to the prior year as a result of the acquisitions of Huarun Paints Holdings Company Limited (Huarun Paints) in July 2006 and of H.B. Fuller’s powder coatings business in December 2006, partially offset by continued weak demand in our architectural and wood coatings product lines. Gross margins improved slightly compared to the prior year due to manufacturing efficiencies and improved product mix, offset by higher raw material costs. Operating expenses decreased as a percent of sales as a result of lower incentive compensation costs offset by the Company’s continued investment in building the Valspar brand. The increase in debt from the end of fiscal year 2006 was driven by the acquisition of H.B. Fuller’s powder coatings business, share repurchases and working capital needs.

Earnings Per Share: The Company accrued $5.1 million in the third quarter of 2007 and $15.2 million year to date in 2007 for the Mandatorily Redeemable Stock related to the Huarun Paints acquisition (See Note 3 for further details). The accrual reduced basic and diluted income available to common shareholders by 5 cents per share in the third quarter of 2007 and 15 cents per share year to date in 2007. The net income per share available to common shareholders was $0.52 for the period ended July 27, 2007 and $1.05 year to date in 2007.

The table below includes a non-GAAP financial measure – “Adjusted net income per common share-diluted” – which excludes a non-cash accrual relating to mandatorily redeemable stock in connection with the Huarun Paints acquisition.

	Three Months Ended		Nine Months Ended
	July 27, 2007	July 28, 2006	July 27, 2007	July 28, 2006

Net income per common share – diluted	$0.52	$0.51	$1.05	$1.20
Mandatorily redeemable stock accrual	0.05	—	0.15	—
Adjusted net income per common share – diluted	$0.57	$0.51	$1.20	$1.20

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

Critical Accounting Policies: There were no material changes in the Company’s critical accounting policies during the third quarter ended July 27, 2007.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Operations: Consolidated net sales increased 12.1% for the quarter to $893.5 million from $797.4 million in the prior year. Sales growth was 0.4%, after excluding the positive effect of foreign currency of 1.7% and the positive effect of acquisitions of 10.0%. Consolidated net sales increased 9.2% in the nine-month period to $2,396.5 million from $2,194.0 million. Consolidated net sales decreased 1.5%, excluding the positive effect of foreign currency of 1.5% and the positive effect of acquisitions of 9.2%.

Net sales for the Paints segment increased 15.5% to $325.7 million in the quarter compared to the prior year. Net sales increased 12.1% to $819.2 million year to date compared to the same period last year. The increase in sales for the three month and nine month periods ended July 27, 2007 was primarily due to the Huarun Paints acquisition. Excluding the positive effect of acquisitions and foreign currency exchange, core sales growth in Paints was 1.0% in the third quarter and negative 1.9% year to date. Sales in our architectural product line continued to be adversely affected by weakness in the U.S. residential construction and housing markets. Net sales of the Coatings segment increased 12.2% to $484.3 million in the quarter compared to the prior year. Net sales increased 9.3% to $1,349.9 million year to date compared to the same period last year. The increase in sales for the three and nine month periods ended July 27, 2007 was primarily due to the acquisition of Huarun Paints and H.B. Fuller’s powder coatings business. Excluding the positive effect of acquisitions and foreign currency exchange, core sales growth in Coatings was 0.4% in the third quarter and negative 1.2% year to date. Coatings core sales were impacted by soft sales in the wood coatings product line related to weakness in the furniture and new construction markets. Due to the seasonal nature of portions of the Company’s business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

In the third quarter of 2007, consolidated gross profit increased $31.9 million from the prior year to $278.5 million. As a percent of consolidated net sales, consolidated gross profit during the third quarter of 2007 increased to 31.2% from 30.9%. For the nine-month period, consolidated gross profit increased $65.2 million to $724.5 million. As a percent of consolidated net sales, gross profit during the nine-month period of 2007 increased to 30.2% from 30.0%. The increase in gross margins this year compared to the prior year was due to manufacturing improvements related to the Company’s 2006 manufacturing rationalization cost program and improved mix, offset by higher raw material costs.

Consolidated operating expenses (research and development, selling and administrative) increased 10.4% to $174.1 million (19.5% of consolidated net sales) in the quarter compared to $157.7 million (19.8% of consolidated net sales) in the third quarter of 2006. For the nine-month period, consolidated operating expenses increased 11.7% to $490.6 million (20.5% of consolidated net sales) from $439.3 million (20.0% of consolidated net sales) in the prior year. The dollar increase in operating expenses during the third quarter was primarily driven by our investment in building the Valspar brand and the acquisition of Huarun Paints and H.B. Fuller’s powder coatings business, partially offset by lower incentive compensation.

Third quarter earnings before interest and taxes (EBIT) increased $15.7 million or 18.0% from the prior year third quarter. For the nine-month period EBIT increased $13.2 million or 6.1% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

EBIT in the Paints segment for the third quarter was flat compared to last year at $36.1 million. Year to date EBIT in the Paints segment increased to $86.1 million from $74.8 million. As a percent of net sales for the Paints segment, EBIT decreased to 11.1% from 12.8% in the prior year third quarter and increased

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

to 10.5% from 10.2% in the prior year to date. The decrease of EBIT as a percentage of sales in the quarter was attributable to spending related to our brand building initiative. The year to date increase of EBIT as a percentage of sales compared to the prior year was driven by improved product mix and improvements in our automotive refinish product line, partially offset by brand building expenses.

EBIT in the Coatings segment increased to $58.5 million from $51.8 million in the prior year third quarter. Year to date EBIT in the Coatings segment decreased to $138.6 million from $144.6 million. As a percent of net sales for the Coatings segment, EBIT increased to 12.1% from 12.0% in the prior year third quarter and decreased to 10.3% from 11.7% in the prior year to date. The decrease of EBIT as a percentage of sales year to date was primarily due to lower operating profit in our wood coatings product line related to the weakness in the furniture and new construction markets.

EBIT for businesses in the All Other category increased to $8.5 million from negative $0.4 million in the prior year third quarter. Year to date EBIT for such businesses increased to $5.8 million from negative $2.1 million. As a percent of net sales for businesses in the All Other category, EBIT increased to 10.2% from negative 0.5% in the prior year third quarter and increased to 2.5% from negative 0.9% in the prior year to date. The increase in the quarter and year to date was primarily due to reductions in variable compensation and improvements in businesses in the All Other category.

Due to the seasonal nature of portions of the Company’s business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $16.0 million in the third quarter of 2007 from $10.9 million in the third quarter of 2006. Year to date interest expense increased to $47.0 million in 2007 from $32.6 million in the prior year. The increase in interest expense was driven by higher debt levels.

The effective tax rate increased to 33.2% from 31.2% in the third quarter of 2006. The third quarter of 2006 included favorable tax adjustments related to prior tax periods. The year to date tax rate decreased to 32.8% from 33.3% in the prior year primarily due to continued improvement in the geographical mix of earnings combined with declining non-U.S. statutory income tax rates.

Net income in the third quarter of 2007 increased 10.6% to $58.2 million or $0.52 per diluted share. For the nine-month period, net income increased 0.2% to $123.3 million or $1.05 per diluted share. As described under “Earnings Per Share” above, adjusted net income per common share was $0.57 for the period ended July 27, 2007, compared to $0.51 in the 2006 period, and $1.20 year to date in both 2007 and 2006.

Financial Condition: For the first nine months of 2007, net cash generated by operations was $61.6 million, compared with $153.5 million in net cash generated for the first nine months of 2006. The cash generated from operations resulted from strong net income partially offset by increases in accounts receivable and decreases in accrued liabilities. Accounts receivable increased by $65.8 million due to increases in sales volume and timing of customer payments. Lower accruals for incentive compensation contributed to the decrease in accrued liabilities when compared to the same period in 2006.

During the first nine months of 2007, cash generated from operations, $201.9 million of proceeds from borrowings and $22.9 million from the sale of treasury stock were used to fund seasonal working capital as well as $114.4 million in acquisitions, $55.2 million in retirement of common stock, $47.7 million in

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

capital expenditures, $39.6 million in dividend payments, $19.7 million to reduce the deferred liability for excess cash related to the Huarun Paints acquisition (see Note 3 for additional information) and $15.8 million in treasury purchases.

Capital expenditures for property, plant and equipment were $47.7 million in the first nine months of 2007, compared with $40.4 million in the first nine months of 2006. The Company anticipates capital spending in 2007 to be approximately $80 million.

The ratio of total debt to capital increased to 44.3% at the end of third quarter of 2007 compared to 40.4% at the close of fiscal 2006. The total debt to capital ratio as of July 28, 2006 was 44.2%. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

There were no material changes in the Company’s fixed cash obligations during the nine months ended July 27, 2007.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK – CONTINUED

The Company is also subject to interest rate risk. At July 27, 2007, approximately 52% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would increase the Company’s interest expense for the fourth quarter of 2007 by approximately $0.8 million.

ITEM 4:    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. Disclosure controls and procedures are defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act as controls and other procedures that are designed to ensure that information required to be disclosed by us in reports filed with the Securities and Exchange Commission (SEC) under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II.   OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 27, 2006.

ITEM 6:    EXHIBITS

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

THE VALSPAR CORPORATION

Date: September 5, 2007	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: September 5, 2007	By	/s/ Paul C. Reyelts
Paul C. Reyelts Executive Vice President and Chief Financial Officer