Form 10-K
period 2007-10-26
VALSPAR CORP
filed 2007-12-21
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 26, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to ___________________

Commission File Number 1-3011

THE VALSPAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State of incorporation)	(I.R.S. Employer Identification No.)
1101 Third Street South Minneapolis, Minnesota	55415
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 332-7371

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.50 Par Value Common Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

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
☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 27, 2007 was $2.2 billion based on the closing sales price of $27.30 per share as reported on the New York Stock Exchange. As of December 14, 2007, 100,200,565 shares of Common Stock, $.50 par value per share (net of 18,242,059 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

The Valspar Corporation Notice of 2008 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended October 26, 2007 (to the extent described herein) is incorporated by reference into Part III hereof.

The Valspar Corporation
Form 10-K

PART I

ITEM 1    BUSINESS

OVERVIEW

The Valspar Corporation is a leading global coatings and paints manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2007 from our Coatings and Paints segments were $1,851.7 million and $1,088.8 million, respectively. Our total net sales in 2007 were $3,249.3 million.

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

Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has been apparent in this product line, and we have responded by offering a wide variety of packaging coatings products throughout the world.

Our general industrial product line provides customers in a wide variety of industries with a single source for powder, liquid and electrodeposition coatings technologies. We have expanded our infrastructure to support customers in Europe, Latin America and Asia with general industrial products. We opened a powder coatings facility in Shanghai in 2006, and through the H.B. Fuller powder coatings business acquisition, we added a new powder coatings facility in the United Kingdom.

Our coil coatings are applied to metal coils that are used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. We believe we are the largest supplier of coil coatings in North America. With our broad technology portfolio, we are poised for growth in Asia, South America and Northern and Eastern Europe. The joint venture we established in January 2007 with Tekno S.A. in Brazil strengthens our position in South America. Our August 2007 acquisition of Teknos Nova Coil TNC Oy in Finland strengthens our position in Northern and Eastern Europe.

Our wood product line within the Coatings segment includes decorative and protective coatings for wood furniture, building products, cabinets and floors. With the acquisition of an 80% interest in Huarun Paints in 2006, we believe we are the world’s largest supplier of wood coatings. Portions of the wood furniture industry have moved to Asia, and we have color design, manufacturing and technical service capabilities in the region to support this business.

Our architectural product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products. We sell these products primarily into the do-it-yourself and professional markets through home centers, mass merchants, hardware wholesalers and independent dealers. We develop customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments through point-of-purchase materials, labeling and product and color selection assistance. We offer our own branded products and exclusive private label brands for customers. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores.

In 2007, we began a major initiative to build consumer awareness of the Valspar brand through an integrated marketing campaign. At Lowe’s, our largest customer, we offer an innovative in-store experience intended to simplify the paint shopping process for consumers. We will also continue with a strong field sales support organization and offer a newly designed consumer website at www.valspar.com.

Within the Paints segment, we also offer automotive refinish paints and aerosol spray paints that are sold through automotive refinish distributors, body shops, automotive supply distributors and automotive supply retailers. Our Valspar Refinish, De Beer and House of Kolor brands are offered in many countries around the world.

In addition to the main product lines within our two segments, we manufacture and sell specialty polymers, colorants and gelcoats, and we sell furniture protection plans. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings and building products manufacturers. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

The Valspar Corporation is a Delaware corporation and was founded in 1806. Our principal executive offices are located at 1101 Third Street South, Minneapolis, Minnesota 55415, and our telephone number at that address is (612) 332-7371. Our corporate website address is www.valsparglobal.com. The information on our website is not part of this filing.

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

In December 2006, we completed the acquisition of H.B. Fuller Company’s powder coatings business. This business, which had net sales of approximately $75 million in 2005, serves customers in more than 20 countries from manufacturing facilities in the United States and the United Kingdom.

In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A.

In August 2007, we acquired Teknos Nova Coil TNC Oy (TNC), a privately owned manufacturer of high-performance coil coatings based in Helsinki, Finland. TNC’s revenues for calendar 2006 were approximately €31 million.

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

The packaging product line within our Coatings segment includes coatings for both interior and exterior use in metal packaging containers, principally food containers and beverage cans for global customers. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings, producing coatings for the entire can. Consolidation and globalization of our customers has been apparent in this product line, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

Within our general industrial product line, we offer a single source for powder, liquid and electrodeposition coatings technologies to customers in a wide variety of industries, including transportation, automotive parts and agricultural and construction equipment. We continue to follow our customers with manufacturing and technical service as they move into Europe, Latin America and Asia.

Our coil coatings are applied to pre-engineered buildings and building components, other metal building and architectural products and appliances. We believe we are the leading coil coatings manufacturer in North America, with particular strength in coil coatings for metal buildings and appliances. With our broad technology portfolio, we have a product for nearly every type of coil coatings application requirement.

Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We offer color design, manufacturing and technical service for customers throughout North America and Asia. Our investment in Huarun Paints provides us with additional sales and distribution opportunities in the fast-growing Chinese wood coatings market.

Paints Segment

Our architectural paints products comprise the largest portion of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers, distributors and independent dealers in the U.S. and Canada. In China, the primary distribution channel is a network of exclusive Huarun distributors. Sales of our architectural products are seasonal, with the lowest levels occurring in the first quarter of our fiscal year.

We develop highly customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments from their competitors’ through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar, Cabot, Plasti-Kote, McCloskey, Goof Off and, in China, Huarun and Idol. In 2007, we began a major initiative to build consumer awareness of the Valspar brand through an integrated marketing campaign. At key customers such as Lowe’s, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores. We have been recognized as the paint supplier of the year eight times for Lowe’s and twice for Wal-Mart.

Within the Paints segment, we also manufacture and distribute automotive refinish paints under the brand names Valspar, De Beer and House of Kolor. We also supply aerosol spray paints for automotive supply distributors and large automotive supply retailers under the brand names Plasti-Kote, Tempo and Mr. Spray.

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

Competition in our Coatings segment is based on formulating products for specific customer applications, the ability to meet customer delivery requirements, technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for industrial coatings are becoming increasingly global, and customers are looking for global coatings solutions. We believe we can provide global coatings solutions to customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing innovative technologies.

Competition in our Paints segment is based on factors such as consumer brand recognition, product quality, distribution and price. In this segment, we offer highly customized merchandising and marketing support programs to our customers. We also support brand awareness through advertising and by offering high quality products, including a major initiative in 2007 to build consumer awareness of the Valspar brand.

RAW MATERIALS

We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry economic cycle for the past two to three years has reflected strong demand globally with high capacity utilization. In some cases we have experienced or are experiencing tight supply and demand dynamics, resulting in continuing price increases for certain types of raw materials. Raw material demand and price increases are being managed to minimize the impact on our operations. In general, higher crude oil and natural gas prices and higher supplier capacity utilization result in higher prices for our raw materials. Because our raw material costs average approximately

80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

PATENTS

Our policy is to seek patent protection for our products and manufacturing processes when appropriate. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents. Although we believe our patent rights are valuable, our knowledge and trade secret information regarding our manufacturing processes and materials have also been important in maintaining our competitive position. As a condition of employment, except where otherwise prohibited by law or union rules, we require each employee to sign a confidentiality agreement relating to proprietary information.

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

SEASONALITY AND WORKING CAPITAL ITEMS

Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in the Paints segment. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 5 of the Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS

In 2007, our sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 32% of net sales. Our sales to Lowe’s Companies, Inc. are in the Paints segment. In 2007, our five largest customers in the Paints segment accounted for approximately 59% of our net sales in the segment.

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

Research and development costs for fiscal 2007 were $90.3 million, representing a 9.3% increase over fiscal 2006 ($82.6 million). Fiscal 2006 costs increased 4.2% over those of fiscal 2005 ($79.3 million). Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

ENVIRONMENTAL COMPLIANCE

We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2007, and capital expenditures for fiscal 2008 to comply with existing laws and regulations are also not expected to be material.

EMPLOYEES

We employ approximately 10,000 persons, approximately 650 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our unionized employees is good.

FOREIGN OPERATIONS AND EXPORT SALES

Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a lesser extent, joint ventures. Sales from foreign operations continue to increase.

In July 2006, we acquired an 80% interest in Huarun Paints, with manufacturing and distribution in China. In December 2006, we acquired the powder coatings business of H.B. Fuller Company, with a manufacturing facility in the United Kingdom. In August 2007, we acquired Teknos Nova Coil TNC Oy (TNC) in Finland. We now have manufacturing plants in Australia, Brazil,

Canada, China, France, Germany, Ireland, Malaysia, Mexico, The Netherlands, Singapore, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in China, Japan, Brazil and South Africa and sales offices in other countries.

Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 37% of the Company’s total revenues in fiscal 2007. During fiscal 2007, export sales from the United States represented approximately 2.9% of our business.

ITEM 1A    RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating us, our business and your investment in us.

Fluctuations in the supply and prices of raw materials could negatively impact our financial results.

We purchase the raw and intermediate materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are petroleum-based derivatives and minerals and metals. Under normal market conditions, these materials are generally available on the open market. From time to time, however, the prices and availability of these raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. During the past three to four years, our raw material costs have increased significantly. When raw material costs increase, our profit margins are reduced unless and until we are able to pass along the increases to our customers through higher prices. If raw material costs continue to increase, and if we are unable to pass along, or are delayed in passing along, raw material cost increases to our customers, we will experience profit margin reductions.

Many of our customers are in cyclical industries, which may affect the demand for our products.

Many of our customers, especially for our industrial products, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. In 2007, the downward trend in the U.S. housing market negatively affected sales of our architectural paints and other coatings applied to consumer products used in the home. Downward economic cycles affecting the industries of our customers will reduce sales of our products. If general economic conditions deteriorate, we may suffer reductions in our sales and profitability.

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

Our total debt, including notes payable, was $1,016.5 million at October 26, 2007. Our level of indebtedness may have important consequences. For example, it:

•	may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;
•	could make us less attractive to prospective or existing customers or less able to fund potential acquisitions; and

•	may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to a competitor that may have lower indebtedness.

Our strategy of growth through acquisitions may not be successful.

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, Ireland, Malaysia, Mexico, The Netherlands, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. In 2007, revenues from products sold outside the United States accounted for approximately 37% of our net sales.

We expect sales from international markets to continue to represent a significant portion of our net sales. Notwithstanding the benefits of geographic diversification, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

We have certain key customers.

Our relationships with certain key customers are important to us. From 2005 through 2007, sales to our largest customer, Lowe’s Companies, Inc., have ranged from 16.0% to 17.6% of our total net sales. In 2007, our ten largest customers accounted for approximately 32% of our total net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to Lowe’s Companies, Inc. could have a material adverse impact on us.

Environmental laws and regulations could subject us to significant future liabilities.

We are subject to numerous environmental laws and regulations that impose various environmental controls on us, including among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of hazardous and non-hazardous wastes, the investigation and remediation of soil and groundwater affected by hazardous substances, or otherwise relating to environmental protection and various health and safety matters. These laws and regulations govern actions that may have adverse environmental effects and also require compliance with certain practices when handling and disposing of hazardous wastes. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances and violations of these laws and regulations can also result in fines and penalties. We are currently undertaking remedial activities at a number of our facilities and properties, and have received notices under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or analogous state laws of liability or potential liability in connection with the disposal of material from our operations or former operations.

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2    PROPERTIES

We own our principal offices located in Minneapolis, Minnesota. North America manufacturing operations are conducted at thirty-six locations (34 owned; 2 leased), primarily in California, Illinois, Indiana, North Carolina, Pennsylvania and Texas, including two owned manufacturing facilities in Canada and one owned manufacturing facility in Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 5,070,000, which includes 225,000 square feet at our principal offices. Asia Pacific manufacturing operations are conducted at ten locations (7 owned; 3 leased) in Australia, China, Malaysia, Singapore, Thailand and Vietnam with a total combined square footage of approximately 1,213,000. European manufacturing operations are conducted at nine locations (8 owned; 1 leased) in France, Germany, Ireland, the Netherlands, Switzerland and the United Kingdom with a total combined square footage of approximately 929,000. In South America, we own one manufacturing facility in Brazil with square footage of approximately 400,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000.

Set forth below is a breakdown of the approximate square footage of principal facilities by Region:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total

North America	4,677,000	393,000	5,070,000
Asia Pacific	1,105,000	108,000	1,213,000
Europe	834,000	95,000	929,000
Other	454,000	—	454,000

Total	7,070,000	596,000	7,666,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage

Paints	2,388,000
Coatings	4,105,000
All Other	1,173,000

Total	7,666,000

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2007 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position

William L. Mansfield	59	Chairman since August 2007, President and Chief Executive Officer since February 2005
Paul C. Reyelts	61	Executive Vice President since February 2005 and Chief Financial Officer since November 1998
Steven L. Erdahl	55	Executive Vice President since April 2004
Rolf Engh	54	Executive Vice President since July 2005, General Counsel and Secretary since April 1993
Anthony L. Blaine	40	Senior Vice President – Human Resources since January 2007
Gary E. Hendrickson	51	Senior Vice President since July 2005
Donald A. Nolan	47	Senior Vice President since July 2005
Lori A. Walker	50	Vice President, Treasurer and Controller since October 2004

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

The Company’s Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2007 and 2006 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2007	2006

First Quarter	$29.48 – 26.28	$27.30 – 21.54
Second Quarter	$29.25 – 25.74	$29.20 – 25.69
Third Quarter	$29.58 – 26.88	$29.62 – 23.83
Fourth Quarter	$29.06 – 24.00	$27.50 – 23.88

The quarterly dividend declared December 12, 2007, to be paid on January 14, 2008 to common stockholders of record December 31, 2007, was increased to 14 cents per share. The table below sets forth the quarterly dividend paid for fiscal years 2007 and 2006.

	Per Share Dividends
For the Fiscal Year	2007	2006

First Quarter	$0.13	$0.11
Second Quarter	$0.13	$0.11
Third Quarter	$0.13	$0.11
Fourth Quarter	$0.13	$0.11

	$0.52	$0.44

The number of record holders of the Company’s Common Stock at December 14, 2007 was 1,470.

Stock Performance Graphs

The following graphs compare the Company’s cumulative total shareholder return for the last five fiscal years and the last ten fiscal years with the cumulative total return of (1) the Standard & Poor’s 500 Stock Index and (2) a peer group of companies selected by the Company on a line-of-business basis. The graphs assume the investment of $100 in the Company’s Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2002 and fiscal 1997, respectively, and the reinvestment of all dividends.

The companies selected to form the peer group index are: PPG Industries, Inc.; Rohm and Haas Company; Ferro Corporation; NL Industries, Inc.; H.B. Fuller Company; The Sherwin-Williams Company; RPM, Inc.; and Detrex Corporation. Grow Group, Inc., Guardsman Products, Inc., Pratt & Lambert, Inc., Lawter International, Inc. and Lilly Industries, Inc. have been excluded from the peer group during the periods indicated as a result of being acquired, and Standard Brands Paint Company has been excluded as a result of bankruptcy.

The Company included the ten-year graph because it believes the ten-year graph provides useful information regarding performance of the Company’s Common Stock over an extended period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return

	2002	2003	2004	2005	2006	2007

Valspar	$100	$116	$115	$111	$137	$130
Peer Group	$100	$120	$140	$141	$173	$189
S&P 500	$100	$121	$132	$144	$167	$192

Assumes $100 invested on October 31, 2002 in the Common Stock of The Valspar Corporation, the peer group and the S&P 500 Index, including reinvestment of dividends.

COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return

	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

Valspar	$100	$96	$105	$97	$121	$152	$176	$175	$168	$208	$198
Peer Group	$100	$105	$109	$92	$102	$110	$132	$153	$155	$190	$208
S&P 500	$100	$122	$153	$163	$122	$104	$125	$137	$149	$173	$199

Assumes $100 invested on October 31, 1997 in the Common Stock of The Valspar Corporation, the peer group and the S&P 500 Index, including reinvestment of dividends.

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)

Equity Compensation Plans Approved by Security Holders	11,873,804	$21.21	6,380,664
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	11,873,804	$21.21	6,380,664

(1)	The number of securities remaining available for future issuance under equity compensation plans consists of shares issuable under the following corporate plans: The Valspar Corporation 1991 Stock Option Plan, The Valspar Corporation Key Employee Annual Bonus Plan, The Valspar Corporation Stock Option Plan for Non-Employee Directors and the 2001 Stock Incentive Plan.

ITEM 6   SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years

(Dollars in thousands, except per share amounts)		2007	2006	2005	2004	2003

Operating Results	Net Sales	$3,249,287	$2,978,062	$2,713,950	$2,440,692	$2,247,926

	Cost and Expenses
	Cost of Sales	2,277,490	2,072,157	1,928,352	1,697,176	1,542,144
	Operating Expense	662,224	598,468	514,735	473,719	478,279

	Income from Operations	309,573	307,437	270,863	269,797	227,503
	Other (Income) Expense - Net	(11,860)	3,799	621	(139)	186
	Interest Expense	61,662	46,206	44,522	41,399	45,843

	Income Before Income Taxes	259,771	257,432	225,720	228,537	181,474
	Net Income	172,115	175,252	147,618	142,836	112,514
	Net Income as a Percent of Sales	5.3%	5.9%	5.4%	5.9%	5.0%
	Return on Average Equity	13.1%	15.2%	14.3%	15.3%	14.0%
	Per Common Share:
	Net Income - Basic	$1.52 *	$1.73	$1.45	$1.39	$1.12
	Net Income - Diluted	1.50 *	1.71	1.42	1.35	1.08
	Dividends Paid	0.52	0.44	0.40	0.36	0.30
	Stockholders’ Equity	13.72	12.17	10.57	9.75	8.57

Financial Position	Total Assets	$3,452,281	$3,191,535	$2,732,383	$2,634,258	$2,496,524
	Working Capital	495	(228,560)	239,573	84,104	207,768
	Property, Plant and Equipment, Net	514,396	459,605	427,822	428,431	414,219
	Long-Term Debt, Excluding Current Portion	648,988	350,267	706,415	549,073	749,199
	Stockholders’ Equity	1,380,797	1,240,063	1,061,092	1,000,363	869,317

Other Statistics	Property, Plant and Equipment Expenditures	$76,940	$75,417	$62,731	$61,375	$51,042
	Depreciation and Amortization Expense	71,811	68,716	68,395	60,537	55,622
	Research and Development Expense	90,322	82,608	79,286	75,880	69,667
	Total Cash Dividends	$52,670	$44,655	$40,658	$36,911	$30,247
	Average Diluted Common Shares Outstanding (000’s)	102,617	102,726	104,150	105,418	103,848
	Number of Stockholders	1,474	1,532	1,524	1,558	1,614
	Number of Employees at Year-End	9,946	9,556	7,540	7,504	7,013
	Market Price Range - Common Stock: High	$29.58	$29.62	$25.52	$25.76	$24.25
	Low	24.00	21.54	20.41	22.34	18.80

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

Per share data has been adjusted to reflect a 2 for 1 stock split effective in September 2005. The number of stockholders is based on record holders at year-end.

* In 2007, net income per common share, basic and diluted, includes 18 cents for a non-cash accrual related to Mandatorily Redeemable Stock in connection with the Company’s acquisition of the remaining minority interest of Huarun Paints Holding Company Limited. Adjusted net income per common share diluted was $1.68 for 2007. Please see related reconciliation in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Earnings per Share” for more information.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors

General economic conditions in 2007 were challenging, driven by weakness in the U.S. housing market. Our architectural paints and wood coatings were the product lines most affected by the downturn. Total net sales increased 9.1% from 2006, primarily driven by acquisitions. We expanded our global presence in 2007 by completing three transactions that have increased our international strength. In addition to the challenges posed by the weakness in the U.S. housing market, the Company continued to experience increases in the costs of raw materials in the U.S and abroad, although the increases were not as sharp as in 2006 and 2005. This continues a trend of raw material cost increases that began in the second half of fiscal 2004.

Business Performance

Net sales increased to $3,249,287,000 from $2,978,062,000 in 2006, primarily driven by acquisitions. Our global presence expanded as international net sales accounted for 36.8% of our total business in 2007, compared to 30.0% in 2006.

In August 2007, the Company acquired Teknos Nova Coil TNC Oy (TNC), a privately-owned manufacturer of high-performance coil coatings based in Helsinki, Finland. TNC’s revenues for calendar 2006 were approximately €31,000,000, or approximately $44,600,000 at October 26, 2007 exchange rates.

In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A.

In December 2006, the Company acquired the powder coatings business of H.B. Fuller Company. H.B. Fuller’s powder coatings business, which had net sales of approximately $75,000,000 in 2005, serves customers in 26 countries from manufacturing facilities in the United States and the United Kingdom.

We continue to invest in the long-term strength of our Paints segment with an initiative to build our premium brands. In 2007, we officially launched our Valspar branding initiative, including a transition to the Valspar brand at our largest customer, Lowe’s Companies, Inc.

During the year the Company continued to repurchase its stock, reducing the number of shares outstanding by purchasing 2,596,300 shares for $71,840,000. Additionally, the board raised the annual dividend in fiscal year 2007 by 18.2% to $0.52 per share.

Earnings Per Share

The Company accrued $18,619,000 in 2007 for the Mandatorily Redeemable Stock related to the Huarun Paints acquisition (See Note 2 to Consolidated Financial Statements for further details). The accrual reduced basic and diluted income available to common shareholders by 18 cents per share in 2007. The net income per share available to common shareholders was $1.50 for 2007.

The table below includes a non-GAAP financial measure – “Adjusted net income per common share-diluted” – which excludes a non-cash accrual relating to mandatorily redeemable stock in connection with the Huarun Paints acquisition.

2007

Net income per common share – diluted	$1.50
Mandatorily redeemable stock accrual	0.18

Adjusted net income per common share – diluted	$1.68

Management discloses this measure because it believes this measure may assist investors in comparing the Company’s results of operations in the respective periods without regard to the effect on results in the 2007 period of the non-cash accrual related to the Huarun acquisition. When the Mandatorily Redeemable Stock is redeemed, the accruals for the redemption value will be reversed and acquisition accounting applied.

OPERATIONS 2007 VS. 2006

Net sales of the Company increased 9.1% to $3,249,287,000 in 2007 from $2,978,062,000 in 2006. Sales growth was negative 0.6% after excluding the favorable impact of acquisitions of 7.9% and foreign currency of 1.8%.

Net sales of the Paints segment increased 10.5% to $1,088,819,000 in 2007 from $985,698,000 in 2006. Excluding the favorable impact of the Huarun acquisition and foreign currency, net sales growth in the Paints segment was negative 1.3%. The decrease was primarily driven by weakness in the U.S. residential construction and housing markets which affected sales in the architectural product line.

Net sales of the Coatings segment increased 10.0% to $1,851,687,000 in 2007 from $1,683,482,000 in 2006. Excluding the favorable impact of the acquisitions of Huarun and H.B. Fuller’s powder coatings business and foreign currency, net sales growth in the Coatings segment was negative 0.1%. Coatings core sales were affected by soft sales in the wood coatings product line related to weakness in the furniture and new construction markets.

The 2007 gross profit margin decreased to 29.9% from 30.4% as a result of lower U.S. volume in our higher-margin Paints segment, manufacturing inefficiencies resulting from the inventory reduction and increased raw material costs.

Operating expenses (research and development, selling, administrative and amortization) increased 10.7% to $662,224,000 (20.4% of net sales) in 2007 compared to $598,468,000 (20.1% of net sales) in 2006. The dollar increase was driven by our investment in building the Valspar brand and incremental expenses of H.B. Fuller powder coatings and TNC, partially offset by lower incentive compensation.

Earnings before interest and taxes (EBIT) of the Paints segment decreased 1.1% from the prior year to $105,947,000. EBIT as a percent of net sales of the Paints segment decreased to 9.7% in 2007 compared to 10.9% in 2006. The decrease in EBIT as a percent of net sales was largely attributable to an increase in expense related to our investment in building the Valspar brand, partially offset by lower incentive compensation and improvement in automotive refinish profitability. Foreign currency fluctuation had no material effect on EBIT of the Paints segment.

EBIT of the Coatings segment decreased 2.2% from the prior year to $198,073,000. EBIT as a percent of net sales of the Coatings segment decreased to 10.7% in 2007 compared to 12.0% in 2006. The decrease in EBIT as a percent of net sales was primarily due to lower operating profits from our wood coatings product line related to weakness in the furniture and new construction markets, partially offset by lower incentive compensation. Foreign currency fluctuation had no material effect on EBIT of the Coatings segment.

EBIT of the Company increased 5.9% from the prior year to $321,433,000. EBIT as a percent of net sales decreased to 9.9% in 2007 compared to 10.2% in 2006. The decrease in EBIT as a percent of net sales was primarily driven by lower operating profits related to weakness in the furniture and new construction markets, an increase in expense related to our investment in building the Valspar brand, partially offset by lower incentive compensation and a gain on the sale of certain intellectual property assets.

The Company reported other income of $11,860,000 in 2007 compared to other expense of $3,799,000 in 2006. The increase in income was driven primarily by the sale of certain intellectual property assets in the fourth quarter of 2007.

Interest expense increased to $61,662,000 in 2007 from $46,206,000 in 2006, primarily due to an increase in average debt outstanding.

The effective tax rate increased from 31.9% to 33.7% due to favorable 2006 items: tax adjustments related to prior tax periods, the approval of favorable tax credits and statutory rate reductions in foreign jurisdictions. Depending on the mix of income by jurisdiction, the Company expects its ongoing tax rate to be in the range of 33.0% to 33.5%.

Net income for 2007 was $172,115,000 or adjusted net income per common share – diluted of $1.68, compared to $175,252,000 or $1.71 per diluted share in 2006. Net income available to common shareholders was $153,496,000, or $1.50 per diluted share.

OPERATIONS 2006 VS. 2005

Net sales of the Company increased 9.7% to $2,978,062,000 in 2006 from $2,713,950,000 in 2005. Sales growth was 6.9% after excluding the favorable impact of foreign currency of 0.1% and acquisitions of 2.7%.

Net sales of the Paints segment increased 13.4% to $985,698,000 in 2006 from $869,347,000 in 2005. Excluding the favorable impact of the Huarun and Cabot acquisitions, net sales growth in the Paints segment was 6.9%. Revenue growth in the Paints segment was primarily driven by favorable price/mix, and higher volumes in the architectural product line.

Net sales of the Coatings segment increased 7.0% to $1,683,482,000 in 2006 from $1,573,067,000 in 2005. Excluding the favorable impact of the Huarun acquisition and foreign currency, net sales growth in the Coatings segment was 5.6%. Revenue growth in the Coatings segment was primarily driven by higher selling prices to customers and growth in the industrial coatings product line.

The 2006 gross profit margin increased to 30.4% from 28.9% as a result of increases in selling prices and manufacturing efficiencies, partially offset by higher raw material costs.

Operating expenses (research and development, selling, administrative and amortization) increased 16.3% to $598,468,000 (20.1% of net sales) in 2006 compared to $514,735,000 (19.0% of net sales) in 2005. The dollar increase in operating expenses was driven by Cabot advertising and promotion, incremental Cabot and Huarun expenses and stock based and incentive compensation. The Company expects operating expenses to increase in 2007 in connection with increased advertising and promotion expense.

EBIT of the Paints segment increased 20.0% from the prior year to $107,129,000. EBIT as a percent of net sales of the Paints segment increased to 10.9% in 2006 compared to 10.3% in 2005. The increase in EBIT as a percent of net sales was largely attributable to higher selling prices and manufacturing efficiencies, partially offset by raw material cost increases. Foreign currency fluctuation had no material effect on EBIT of the Paints segment.

EBIT of the Coatings segment increased 14.1% from the prior year to $202,432,000. EBIT as a percent of net sales of the Coatings segment increased to 12.0% in 2006 compared to 11.3% in 2005. The increase in EBIT as a percent of net sales was primarily due to higher selling prices and growth in our coil product line. Foreign currency fluctuation had no material effect on EBIT of the Coatings segment.

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

FINANCIAL CONDITION

Cash provided by operating activities was $190,682,000 in 2007, compared with $284,672,000 in 2006 and $228,631,000 in 2005. In 2007, the cash provided by operating activities and proceeds from borrowings were used to fund $171,008,000 in acquisitions, $76,940,000 in capital expenditures, $52,670,000 in dividend payments and $71,840,000 in share repurchases.

Accounts and notes receivable increased by $16,475,000, primarily due to timing of customer payments. Trade accounts payable and accrued liabilities decreased by $63,445,000 as a result of lower incentive compensation, lower raw material purchases and timing of disbursements. Inventories and other current assets decreased $22,096,000, primarily due to decreased inventories in the U.S. in anticipation of continued sales softness in 2008. Income taxes payable decreased by $15,521,000 as a result of timing of income tax disbursements.

Capital expenditures for property, plant and equipment were $76,940,000 in 2007, compared with $75,417,000 in 2006. The Company anticipates capital spending in fiscal 2008 to be approximately $65,000,000.

The ratio of total debt to capital increased to 42.4% at the end of 2007 compared to 40.4% in 2006. Average debt outstanding during 2007 was $1,037,677,000 at a weighted average interest rate of 5.94% versus $778,988,000 at 5.93% last year. Interest expense for 2007 was $61,662,000 compared to $46,206,000 in 2006.

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

The following table summarizes the Company’s fixed cash obligations as of October 26, 2007 for the fiscal years ending in October:

CONTRACTUAL CASH OBLIGATIONS

(Dollars in thousands)	2008	2009	2010	2011	2012	2013 and thereafter	Total

Notes & Interest to Banks	$34,746	$7,016	$143,491	$—	$—	$—	$185,253
Commercial Paper	253,173	—	—	—	—	—	253,173
Senior Notes & Interest	135,725	27,975	27,975	27,975	227,975	368,325	815,950
Industrial Development Bonds & Interest	425	425	425	425	425	14,066	16,191
Medical Retiree/SERP/Pension	3,218	1,838	2,061	2,438	2,331	55,273	67,159
Capital Leases & Interest	28	13	—	—	—	—	41
Operating Lease	14,755	11,980	8,273	4,938	2,848	1,636	44,430

Total Contractual Cash Obligations	$442,070	$49,247	$182,225	$35,776	$233,579	$439,300	$1,382,197

Effective March 21, 2007, the Company expanded its revolving credit facility by $100,000,000 to $600,000,000. The credit facility was established in October 2005 and expires in October 2010.

On April 17, 2007, the company issued $200,000,000 of unsecured, senior notes that mature on May 1, 2012 with a coupon rate of 5.625%, and $150,000,000 of unsecured, senior notes that mature on May 1, 2017 with a coupon rate of 6.05%. These public offerings were made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $347,200,000 were used to repay $350,000,000 of senior notes that matured on May 1, 2007.

At October 26, 2007, the Company had unused lines of credit available from banks of $386,222,000. During November 2007, the Company entered into a 364 day, $150,000,000 unsecured committed revolving credit facility with a syndicate of banks maturing November 25, 2008, subject to an option to extend for an additional year in some circumstances. Under this facility, the Company can borrow at optional interest rates of prime or LIBOR-based rates. At November 27, 2007 the Company had unused lines of credit available from banks of $485,438,000.

Common stock dividends of $52,670,000 in 2007 represented a 17.9% increase over 2006. The annual dividend in 2007 was increased to $0.52 per share from $0.44 per share in 2006.

The Company has continuing authorization to purchase shares of its common stock at management’s discretion for general corporate purposes. Shares repurchased in 2007 were 2,596,300 shares totaling $71,840,000. The Company retired 2,000,000 of those shares in 2007. The Company repurchased 585,500 shares totaling $15,377,000 in 2006. The Company repurchased 3,531,200 shares totaling $82,116,200 in 2005.

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

Revenue Recognition

Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. The Company sells extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claims payments over the contract period, and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified.

The most important factors considered by the Company in reviewing its furniture protection plan business and estimating future claims expense are the number of claims submitted (frequency) and the dollar amount per claim (severity). Based on analyses of claim frequency and claim severity under the plan and estimates of future claims, the Company recorded a pre-tax charge of $24,500,000 in 2003. During 2004, following a comprehensive review of this business, the Company implemented a number of strategic initiatives and operational changes, including changes in the terms of the plans and changes in the Company’s claims administration policies. Based on claim frequency and claim severity decreases, the Company reduced the accrual by $6,898,000 in 2004. In 2005, the Company also began to analyze when an open claim is inactive and unlikely to require any payment. As a result of a decrease in claim frequency from 2004 to 2005 and the analysis of open claims, the Company reduced the accrual by an additional $8,000,000 in 2005. In 2006 and 2007, the Company did not experience a significant change in the frequency or severity of claims for plans sold in 2003 or prior years. The majority of the plans related to 2003 and prior years will expire in 2008, and we do not expect any significant change to the frequency or severity of claims.

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

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has five reporting units at October 26, 2007 (see Note 14). The Company tests goodwill for impairment using the two-step process prescribed by SFAS 142. In the first step, the Company compares the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

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

During the fourth quarters of 2007 and 2006, management completed its annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

The discount rate and sales growth assumptions are the two material assumptions utilized in the Company’s calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. The Company utilizes a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets have historically exceeded the carrying value of such reporting units or indefinite-lived intangible assets by a substantial amount. The Company performs a sensitivity analysis on the discount rate and revenue growth assumptions. Either the discount rate could increase by 20% of the discount rate utilized or the sales growth assumption could decline to a zero growth environment and the Company’s reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value.

Pension and Post-Retirement Medical Obligations

The Company sponsors several defined benefit plans for certain hourly, salaried and foreign employees. The Company also sponsors post-retirement medical benefits for certain U.S. employees. The Company accounts for its defined benefit pension plans and post-retirement medical plans in accordance with GAAP, which requires the amount recognized in financial statements be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased the Company’s pension expense $2,341,000 in 2007. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 13 for further details regarding accounting for pensions and post-retirement medical benefits.

Income Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to exam-

ination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

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

The Company is also subject to interest rate risk. At October 26, 2007, approximately 51% of the Company’s total debt consisted of floating rate debt. If interest rates were to increase 10% from the rates in effect on October 26, 2007, assuming no change in debt balances, the additional interest expense would not have a material effect on the Company’s results of operations or financial position.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
The Valspar Corporation

The Valspar Corporation’s (the “Company”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 26, 2007 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 26, 2007. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 26, 2007. That report is included herein.

William L. Mansfield
Chairman, President and Chief Executive Officer

Paul C. Reyelts
Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 26, 2007, and October 27, 2006 and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 26, 2007. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 26, 2007, and October 27, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 26, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 26, 2007, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2007, expressed an unqualified opinion thereon.

As discussed in Note 9, Stock-Based Compensation, to the consolidated financial statements, effective October 29, 2005, the Company adopted Statement of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment,” using the modified prospective method. Also, as discussed in Note 13, Pensions and other Postretirement Benefits, to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of October 26, 2007 to conform with the provisions of Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Minneapolis, Minnesota
December 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
The Valspar Corporation

We have audited The Valspar Corporation’s internal control over financial reporting as of October 26, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Valspar Corporation maintained, in all material respects, effective internal control over financial reporting as of October 26, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of The Valspar Corporation and subsidiaries as of October 26, 2007, and October 27, 2006, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended October 26, 2007, of The Valspar Corporation and our report dated December 19, 2007, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 19, 2007

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

		October 26, 2007	October 27, 2006

Assets
Current Assets	Cash and cash equivalents	$84,948	$88,238
	Accounts and notes receivable, less allowances for doubtful accounts (2007 - $10,598; 2006 - $13,145)	537,890	475,736
	Inventories	291,688	281,817
	Deferred income taxes	25,597	32,422
	Prepaid expenses and other current assets	89,519	90,104

	Total Current Assets	1,029,642	968,317
Goodwill		1,298,951	1,336,098
Intangibles, net		590,649	361,957
Other Assets		15,156	63,470
Long Term Deferred Income Taxes		3,487	2,088
Property, Plant and Equipment	Land	37,488	33,323
	Buildings	319,148	296,243
	Machinery and equipment	646,278	547,825

		1,002,914	877,391
	Less accumulated depreciation	488,518	417,786

	Net Property, Plant and Equipment	514,396	459,605

	Total Assets	$3,452,281	$3,191,535

Liabilities and Stockholders’ Equity
Current Liabilities	Notes payable and commercial paper	$267,493	$139,136
	Trade accounts payable	371,437	368,159
	Income taxes	19,316	38,455
	Accrued liabilities	270,873	301,100
	Current portion of long-term debt	100,028	350,027

	Total Current Liabilities	1,029,147	1,196,877
Long-Term Debt, net of current portion		648,988	350,267
Deferred Income Taxes		239,321	199,816
Deferred Liabilities		116,686	185,789

	Total Liabilities	2,034,142	1,932,749
Mandatorily Redeemable Stock		37,342	18,723
Stockholders’ Equity	Common stock (par value $0.50 per share); shares authorized 250,000,000; shares issued, including shares in treasury: (2007 – 118,442,624; 2006 – 120,442,624)	59,220	60,220
	Additional paid-in capital	312,343	326,011
	Retained earnings	1,108,051	1,007,225
	Other	81,871	24,084

		1,561,485	1,417,540
	Less cost of common stock in treasury (2007 – 17,807,651 shares) (2006 – 18,538,360 shares)	180,688	177,477

	Total Stockholders’ Equity	1,380,797	1,240,063

	Total Liabilities and Stockholders’ Equity	$3,452,281	$3,191,535

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share amounts)

For the Year Ended	October 26, 2007 (52 weeks)	October 27, 2006 (52 weeks)	October 28, 2005 (52 weeks)

Net Sales	$3,249,287	$2,978,062	$2,713,950
Cost and Expenses
Cost of Sales	2,277,490	2,072,157	1,928,352
Research and Development	90,322	82,608	79,286
Selling and Administrative	565,959	510,894	430,683
Amortization Expense	5,943	4,966	4,766

Income from Operations	309,573	307,437	270,863
Other Expense (Income), net	(11,860)	3,799	621
Interest Expense	61,662	46,206	44,522

Income before Income Taxes	259,771	257,432	225,720
Income Taxes	87,656	82,180	78,102

Net Income	$172,115	$175,252	$147,618

Mandatorily Redeemable Stock Accrual[1]	(18,619)	—	—

Net Income Available to Common Shareholders	$153,496	$175,252	$147,618

Net Income Per Common Share – Basic	$1.52	$1.73	$1.45
Net Income Per Common Share – Diluted	$1.50	$1.71	$1.42

1	Mandatorily redeemable stock accrual reduced basic and diluted earnings per share by eighteen cents in 2007 as further described in Note 2.

See Notes to Consolidated Financial Statements

STATEMENT OF CHANGES IN EQUITY
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 29, 2004	$30,110	$269,599	$803,156	$(102,442)	$(60)	$1,000,363

Net Income	—	—	147,618	—	—	147,618
Foreign Currency Translation	—	—	—	—	9,898	9,898
Minimum Pension Liability Adjustment, net of tax of $888	—	—	—	—	(1,580)	(1,580)
Net Unrealized Gain on Financial Instruments, net of tax of $1,820	—	—	—	—	3,235	3,235

Comprehensive Income						$159,171

Restricted Stock Granted for 140,102 Shares	—	2,467	—	890	—	3,357
Common Stock Options Exercised of 1,450,503 Shares	—	17,092	—	3,681	—	20,773
Purchase of Shares of Common Stock for Treasury of 3,531,200 Shares	—	—	—	(82,116)	—	(82,116)
Cash Dividends on Common Stock - $0.40 per Share	—	—	(40,658)	—	—	(40,658)
Stock Split	30,110	—	(30,110)	—	—	—
Other	—	—	—	—	202	202

Balance, October 28, 2005	$60,220	$289,158	$880,006	$(179,987)	$11,695	$1,061,092

Net Income	—	—	175,252	—	—	175,252
Foreign Currency Translation	—	—	—	—	4,508	4,508
Minimum Pension Liability Adjustment, net of tax of $4,968	—	—	—	—	9,097	9,097
Net Unrealized Loss on Financial Instruments, net of tax of $761	—	—	—	—	(1,242)	(1,242)

Comprehensive Income						$187,615

Restricted Stock Granted for 201,900 Shares	—	3,425	—	1,829	—	5,254
Common Stock Options Exercised of 1,911,729 Shares	—	21,997	—	16,058	—	38,055
Purchase of Shares of Common Stock for Treasury of 585,000 Shares	—	—	—	(15,377)	—	(15,377)
Cash Dividends on Common Stock - $0.44 per Share	—	—	(44,655)	—	—	(44,655)
Stock Option Expense FAS 123R	—	11,273	—	—	—	11,273
Mandatorily Redeemable Stock Accrual	—	—	(3,378)	—	—	(3,378)
Other	—	158	—	—	26	184

Balance, October 27, 2006	$60,220	$326,011	$1,007,225	$(177,477)	$24,084	$1,240,063

Net Income	—	—	172,115	—	—	172,115
Foreign Currency Translation	—	—	—	—	70,108	70,108
Minimum Pension Liability Adjustment, net of tax of $11,752	—	—	—	—	28,632	28,632
Net Unrealized Loss on Financial Instruments, net of tax of $136	—	—	—	—	(217)	(217)

Comprehensive Income						270,638

Cumulative effect of adopting SFAS 158, net of tax of $16,710					(40,711)	(40,711)
Restricted Stock Granted for 4,286 Shares	—	46	—	70	—	116
Common Stock Options Exercised of 1,348,896 Shares	—	16,393	—	12,540	—	28,933
Purchase of Shares of Common Stock for Treasury of 596,300 Shares	—	—	—	(15,821)	—	(15,821)
Retirement of Common Stock of 2,000,000 Shares	(1,000)	(55,019)	—	—	—	(56,019)
Cash Dividends on Common Stock - $0.52 per Share	—	—	(52,670)	—	—	(52,670)
Stock Option Expense FAS 123R	—	11,575	—	—	—	11,575
Mandatorily Redeemable Stock Accrual	—	—	(18,619)	—	—	(18,619)
Huarun Minority Interest Shares (LTIP – See Note 2)	—	13,337	—	—	—	13,337
Other	—	—	—	—	(25)	(25)

Balance, October 26, 2007	$59,220	$312,343	$1,108,051	$(180,688)	$81,871	$1,380,797

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

For the Year Ended		October 26, 2007 (52 weeks)	October 27, 2006 (52 weeks)	October 28, 2005 (52 weeks)

Operating Activities	Net Income	$172,115	$175,252	$147,618
	Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities:
	Depreciation	65,868	63,750	63,629
	Amortization	5,943	4,966	4,766
	Deferred Income Taxes	2,827	1,798	3,928
	Loss on Sales or Abandonment of Property, Plant and Equipment	444	3,068	6,544
	Stock Option Expense	11,575	11,273	—
	Changes in Certain Assets and Liabilities, Net of Effects of Acquired Businesses:
	Decrease (Increase) in Accounts and Notes Receivable	(16,475)	12,172	(33,804)
	Decrease (Increase) in Inventories and Other Assets	22,096	(49,990)	(4,393)
	Increase (Decrease) in Trade Accounts Payable and Accrued Liabilities	(63,445)	94,380	23,820
	Increase (Decrease) in Income Taxes Payable	(15,521)	(18,290)	24,413
	Increase (Decrease) in Other Deferred Liabilities	333	(1,088)	1,105
	Other	4,922	(12,619)	(8,995)

	Net Cash Provided by (Used in) Operating Activities	190,682	284,672	228,631

Investing Activities	Purchases of Property, Plant and Equipment	(76,940)	(75,417)	(62,731)
	Acquired Businesses, (net of cash)	(171,008)	(290,386)	(78,691)
	Cash proceeds on Disposal of Assets	1,712	8,738	—

	Net Cash Provided by (Used in) Investing Activities	(246,236)	(357,065)	(141,422)

Financing Activities	Net Proceeds from (Payments on) Borrowings	160,576	98,006	10,224
	Proceeds from Sales of Treasury Stock	25,328	32,685	21,545
	Purchase of Shares of Common Stock for Treasury	(15,821)	(15,377)	(82,116)
	Retirement of Common Stock	(56,019)	—	—
	Excess Tax Benefit from Stock-Based Compensation	2,086	2,889	—
	Deferred Liability-Excess Cash – Huarun	(19,734)	34,370	—
	Dividends Paid	(52,670)	(44,655)	(40,658)

	Net Cash Provided by (Used in) Financing Activities	43,746	107,918	(91,005)

	Effect of Exchange Rates on Cash and Cash Equivalents	8,518	(132)	2,498

	Increase (Decrease) in Cash and Cash Equivalents	(3,290)	35,393	(1,298)

Cash and Cash Equivalents at Beginning of Year		88,238	52,845	54,143
Cash and Cash Equivalents at End of Year		$84,948	$88,238	$52,845

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Valspar Corporation • Years Ended October 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year:       The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2007, 2006 and 2005 each include 52 weeks.

Principles of Consolidation:       The consolidated financial statements include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in which the Company has a 20-50% interest and where the Company does not have management control and is not the primary beneficiary are accounted for using the equity method. In order to facilitate our year-end closing process, foreign entities’ financial results are included in our consolidated financial statements on a one month lag.

Estimates:       The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of revenue deferred under extended furniture protection plans, the amount of supplier rebates earned, the amount of customer rebates owed, the amount to be paid for other liabilities, including contingent liabilities, assumptions around the valuation of Goodwill and Indefinite-Lived Intangible Assets, including impairment, our pension expense and pension funding requirements, and the computation of our income tax expense and liability. Actual results could differ from these estimates.

Revenue Recognition:       Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. The Company sells extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claims payments over the contract period and revenue is recognized over the contract period based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified.

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

Cash Equivalents:       The Company considers all highly-liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

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

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the Company continues to amortize intangibles with finite lives. Included in finite-lived intangible assets are patents and customer lists.

Goodwill and Indefinite-Lived Intangible Assets:    Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist of purchased technology, trademarks and tradenames.

SFAS 142 requires that goodwill for each reporting unit be reviewed for impairment at least annually. The Company has five reporting units at October 26, 2007 (see Note 14). The Company tests goodwill for impairment using the two-step process prescribed by SFAS 142. In the first step, the Company compares the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step 2 in order to measure the impairment loss. In step 2, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss equal to the difference.

Management reviews indefinite-lived intangible assets at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes present value cash flow calculations using a cash flow approach. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

During the fourth quarters of 2007 and 2006, management completed its annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

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

Asset Retirement Obligations:       The Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), in March 2005. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective for fiscal years ending after December 31, 2005 and was adopted by the Company for its year ending October 27, 2006. The adoption of FIN 47 did not have a material impact on our results of operations for the years ending October 26, 2007 and October 27, 2006 and we do not expect this interpretation to have a material impact on the Company’s future results of operations, financial position or liquidity.

Tax Assesssed by a Governmental Authority on Revenue-Producing Transactions:       In June 2006, FASB ratified Emerging Issues Task Force (EITF) No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is imposed concurrent with a revenue-producing transaction between a seller and a customer. The Company shows these taxes net. That is, they are excluded from both revenue and cost of goods sold. This guidance is effective for the first interim reporting period beginning after December 15, 2006. The Company adopted this policy for the second quarter of fiscal year 2007 and there was no impact to the financial statements.

Advertising Costs:       Advertising costs are expensed as incurred and totaled $101,010, $56,789 and $38,791 in 2007, 2006 and 2005, respectively.

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

Net Income Per Share:       The following table reflects the components of common shares outstanding for the three most recent fiscal years in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128):

	2007	2006	2005

Weighted-average common shares outstanding – basic	100,938,940	101,152,608	101,900,764
Dilutive effect of stock options and unvested restricted stock	1,678,238	1,573,724	2,248,800

Equivalent average common shares outstanding – diluted	102,617,178	102,726,332	104,149,564

Under the provisions of SFAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 1,151,502, 291,725 and 1,507,691 related to the Company’s outstanding stock options were excluded from the computation of diluted earnings per share for 2007, 2006 and 2005, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments:       All financial instruments are held for purposes other than trading. See Note 6 to the Consolidated Financial Statements for additional information.

Accumulated Other Comprehensive Income:       Period end balances for accumulated other comprehensive income are comprised of the following:

	Year ended October 26, 2007	Year ended October 27, 2006	Year ended October 28, 2005

Foreign currency translation	$121,675	$51,567	$47,059
Cumulative effect of adopting SFAS 158	(40,711)	—	—
Minimum pension liability	(1,226)	(29,858)	(38,955)
Net unrealized gain (loss) on financial instruments	2,133	2,350	3,592
Other	—	25	(1)

Accumulated other comprehensive income (loss)	$81,871	$24,084	$11,695

Research and Development:       Research and development is expensed as incurred.

Reclassification:       Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2007 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

In August 2007, the Company acquired Teknos Nova Coil TNC Oy (TNC), a privately owned manufacturer of high-performance coil coatings based in Helsinki, Finland. TNC’s revenues for calendar 2006 were approximately €31,000. This transaction was accounted for as a purchase. The net assets and operating results have been included in the Company’s fiscal year 2007 financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A.

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

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180,000. The cash purchase price was approximately $290,386. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The combination of put and call rights makes certain of the minority shares of Huarun Paints mandatorily redeemable, and therefore, subject to classification outside of shareholders’ equity in Mandatorily Redeemable Stock. The balance in Mandatorily Redeemable Stock was $37,342 at October 26, 2007 and $18,723 at October 27, 2006.

The Mandatorily Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, as well as any dividends, is shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $18,619 during 2007. This accrual reduced basic and diluted income available to common shareholders by 18 cents for 2007. The net income per share available to common shareholders was $1.50 for 2007. The accruals for the redemption value will be subsequently reversed to net income available to common shareholders and acquisition accounting applied upon exercise of the put or call option and acquisition of the underlying shares.

Certain other shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The shares covered by the LTIP award were initially treated as liability awards under SFAS 123R. During 2007, the pre-acquisition share awards were reclassified to equity awards and were modified to make fair value the relevant re-purchase price as it was determined that the Company has no obligation to purchase the shares and if they do, the share awards will be based on fair market value.

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34,370 was recorded as a deferred liability under purchase accounting. In 2007, the Company paid $19,734 plus accrued interest to reduce this deferred liability.

The net assets and operating results have been included in the Company’s financial statements from the date of acquisition. Goodwill has been allocated to the Paints (approximately 60%) and Coatings (approximately 40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

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

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2007	2006

Manufactured products	$172,431	$172,561
Raw Materials, supplies and work-in-progress	119,257	109,256

	$291,688	$281,817

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $146,983 at October 26, 2007 and $169,062 at October 27, 2006, approximately $55,757 and $58,140 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $39,239 and $36,733 of issued checks which had not cleared the Company’s bank accounts as of October 26, 2007 and October 27, 2006, respectively.

Accrued liabilities include the following:

	2007	2006

Employee compensation	$75,633	$102,130
Uninsured loss reserves and deferred revenue	68,144	69,790
Customer volume rebates and incentives	48,783	54,658
Contribution to employees’ retirement trusts	9,659	15,804
Interest	16,480	16,274
Taxes, insurance, professional fees and services	23,772	14,723
Advertising and promotions	10,680	9,030
Other	17,722	18,691

	$270,873	$301,100

NOTE 5 – DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2007	2006

Notes to Banks (4.783% - 7.217% at October 26, 2007)	$136,474	$87,725
Senior Notes (5.10% - 7.75% at October 26, 2007 payable in 2008, 2012, 2015 and 2017)	600,000	600,000
Industrial development bonds (3.38% - 3.43% at October 26, 2007 payable in 2014 and 2015)	12,502	12,502
Obligations under capital lease (5.30% at October 26, 2007)	40	67

	749,016	700,294
Less Current maturities	(100,028)	(350,027)

	$648,988	$350,267

On April 17, 2007, the company issued $200,000 of unsecured, senior notes that mature on May 1, 2012 with a coupon rate of 5.625%, and $150,000 of unsecured, senior notes that mature on May 1, 2017 with a coupon rate of 6.05%. These public offerings were made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $347,200 were used to repay $350,000 in senior notes that matured on May 1, 2007.

The fair market value of all of the senior notes as of October 26, 2007 and October 27, 2006, was $589,093 and $594,095, respectively.

The future maturities of long-term debt are as follows:

Maturities

2008	$100,028
2009	12
2010	136,474
2011	—
2012	200,000
Thereafter	312,502

At October 26, 2007, the Company had a five-year $600,000 unsecured committed revolving multi-currency credit facility with a syndicate of banks maturing on October 25, 2010. Under this facility, the Company can borrow at optional interest rates of prime or LIBOR-based rates. The Company had notes to banks totaling $136,474 at October 26, 2007 and $87,725 at October 27, 2006. This credit facility is also a backstop to the Company’s $350,000 U.S. Commercial Paper program established during 2006; $253,173 and $131,539 was outstanding as of October 26, 2007 and October 27, 2006, respectively. The weighted average interest rate on the commercial paper borrowings was 5.23% for 2007 and 5.35% for 2006.

The revolving credit facility contains covenants that require the Company to maintain certain financial ratios. The Company was in compliance with these covenants as of October 26, 2007.

Under other short-term bank lines of credit around the world, the Company may borrow up to $190,190 on such terms as the Company and the banks may mutually agree. Borrowings under these facilities totaled $14,320 and $7,597 at October 26, 2007 and October 27, 2006, respectively. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual rate of 6.16% in 2007 and 5.06% in 2006.

To ensure availability of funds, the Company maintains bank credit lines sufficient to cover outstanding short-term borrowings. The Company’s available liquidity under the short-term bank lines and revolving credit facilities was $790,190 with outstanding borrowings of $403,967 at October 26, 2007. The company had unused lines of credit under the short-term bank lines and revolving credit facilities of $386,223 at October 26, 2007 and $781,230 at October 27, 2006.

During November 2007, the Company entered into a 364 day, $150,000 unsecured committed revolving credit facility with a syndicate of banks maturing November 25, 2008, subject to an option to extend for an additional year in some circumstances. Under this facility, the Company can borrow at optional interest rates of prime or LIBOR-based rates.

As discussed in Note 6, the Company has entered into an interest-rate swap arrangement to modify the interest characteristics of a senior note so that the interest associated with this debt instrument effectively becomes variable.

Interest paid during 2007, 2006 and 2005 was $61,582, $45,100 and $42,229, respectively.

NOTE 6 – FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks.

The company enters into derivative financial instruments with high-credit quality counterparties and diversifies its positions among such counterparties to reduce its exposure to credit losses.

At October 26, 2007, the Company had a $100,000 notional amount interest rate swap contract designated as a fair value hedge under SFAS No. 133, “Accounting for Derivatives” (SFAS 133), to pay floating rates of interest based on LIBOR and to receive a fixed interest rate. The interest rate swap contract is reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contract have been recognized in interest expense over the life of the contract. As the critical terms of the interest rate swap and hedged debt match, there is an assumption of no ineffectiveness for these hedges. This contract matured on December 1, 2007.

At October 26, 2007, the Company has $10,500 notional amount of forward foreign currency exchange contracts maturing during fiscal year 2008. These forward foreign exchange contracts have been designated as hedges under FAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Unrealized gains and losses will be recognized in Other Expense (Income) when they occur. There was no ineffectiveness for these hedges.

During 2007, the company entered into $200,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt the company planned to issue during fiscal year 2007. This is in addition to the $100,000 notional amount of treasury locks to hedge, or lock-in, interest rates the company had outstanding as of October 27, 2006. We had designated the treasury locks entered into as cash flow hedges under FAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. During April 2007, the company issued $350,000 of senior notes. At that time, the $300,000 treasury locks were terminated, yielding a deferred pre-tax gain of approximately $4,566. This gain was recorded in accumulated other comprehensive income in our consolidated balance sheet and is being recognized in our statements of income as a decrease to interest expense over the five and ten-year term of the related debt, respectively.

NOTE 7 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

The Company accounts for guarantees under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. The Company does not have any guarantees that require recognition at fair value under the interpretation.

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

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. Extended furniture protection plans entered into by the Company have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when the Company revises its estimates. The Company’s practice is to revise estimates as such changes in estimates become known.

Changes in the recorded amounts, both short and long-term, during the period are as follows:

Balance, October 29, 2004	$88,376

Change in accrual from previous fiscal year	(8,000)
Additional net deferred revenue/accrual made during the period	37,001
Payments made during the period	(21,690)

Balance, October 28, 2005	$95,687

Change in accrual from previous fiscal year	(2,342)
Additional net deferred revenue/accrual made during the period	15,359
Payments made during the period	(21,417)

Balance, October 27, 2006	$87,287

Change in accrual from previous fiscal year	(1,280)
Additional net deferred revenue/accrual made during the period	16,118
Payments made during the period	(16,983)

Balance, October 26, 2007	$85,142

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 27, 2006 and October 26, 2007 are as follows:

	Paints	Coatings	Other	Total

Balance, October 28, 2005	$144,583	$898,528	$21,820	$1,064,931

Goodwill acquired (disposed/adjusted)	150,992	120,043	—	271,035
Currency translation gain (loss)	1,137	(1,683)	678	132

Balance, October 27, 2006	$296,712	$1,016,888	$22,498	$1,336,098

Goodwill acquired (disposed/adjusted)	(85,218)	15,377	—	(69,841)
Currency translation gain (loss)	10,642	19,643	2,409	32,694

Balance, October 26, 2007	$222,136	$1,051,908	$24,907	$1,298,951

Information regarding the Company’s other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net

Balance, October 27, 2006

Customer Lists	40 years	$165,764	$(23,837)	$141,927
Technology	Indefinite	139,310	—	139,310
Trademarks	Indefinite	74,958	—	74,958
Other	10 years	13,792	(8,030)	5,762

		$393,824	$(31,867)	$361,957

Balance, October 26, 2007

Customer Lists	40 years	$267,211	$(28,373)	$238,838
Technology	Indefinite	190,812	—	190,812
Trademarks	Indefinite	158,925	—	158,925
Other	10 years	11,511	(9,437)	2,074

		$628,459	$(37,810)	$590,649

The balance as of October 26, 2007 reflects the final purchase price allocation related to the acquisition of H.B. Fuller’s powder coatings business ($51,105 was reclassified from goodwill to other intangible assets) and Huarun Paints ($177,100 was reclassified from goodwill to other intangible assets, and $8,900 was reclassified from goodwill to property, plant and equipment). The balance as of October 27, 2006 also reflects the final purchase price allocation related to the Cabot acquisition ($48,524 was reclassified from goodwill to other intangible assets).

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the Customer List and Other categories are 36 years and 4 years, respectively.

Total amortization expense was $5,943, $4,966 and $4,766 in 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangibles assets as of October 26, 2007 is approximately $8,000 annually.

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

Effective October 29, 2005, the Company adopted SFAS 123R, which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application, and the Company has elected to recognize the fair value of the awards ratably over the vesting period. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for the remaining vesting periods of awards that had been included in pro-forma expense in prior periods. Total stock-based compensation expense included in our Consolidated Statements of Income in fiscal 2007 and 2006 was $11,575 ($7,324 net of tax) and $11,273 ($6,989 net of tax), respectively.

As of October 26, 2007, there was $11,856 of total unrecognized before-tax compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 2.1 years.

Employees who retire from the company after age 60 and officers who retire after age 55 generally become fully vested in their stock options. Under SFAS 123 accounting, pro-forma compensation cost for stock options was calculated on a straight-line basis over the stated vesting period. Under SFAS 123R, compensation cost for awards granted after the adoption date is recognized over the period to the earlier of the retirement eligibility date or the stated vesting date (the non-substantive vesting period approach). If this approach had been used under SFAS 123, the before-tax compensation cost for fiscal 2007, 2006 and 2005 would have been $9,800, $7,900 and $8,300, respectively.

Stock option activity for the three years ended October 26, 2007 is summarized as follows:

	Shares Reserved	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ Thousands)

Balance, October 29, 2004	2,873,674	12,309,320	$18.47	6.7 years	$55,290
Shares Reserved	500,000	—	—
Granted	(1,912,470)	1,912,470	21.86
Exercised	—	(1,450,503)	14.85		13,566
Canceled	180,468	(180,468)	22.33

Balance, October 28, 2005	1,641,672	12,590,819	$19.34	6.4 years	$38,107
Shares Reserved	5,000,000	—	—
Granted	(1,480,142)	1,480,142	27.01
Exercised	—	(1,911,729)	17.10		17,528
Canceled	113,725	(113,725)	22.18

Balance, October 27, 2006	5,275,255	12,045,507	$20.50	6.2 years	$74,535
Granted	(1,396,250)	1,396,250	25.56
Exercised	—	(1,348,896)	18.78		12,921
Canceled	219,057	(219,057)	25.09

Balance, October 26, 2007	4,098,062	11,873,804	$21.21	5.9 years	$44,605
Exercisable		9,145,993	19.99	4.9 years	43,119

Options exercisable of 9,113,190 at October 27, 2006 and 9,413,690 at October 28, 2005 had weighted average exercise prices of $19.23 and $18.11, respectively. The exercise price for options outstanding as of October 26, 2007 range from $11.82 to $28.58, with 2,962,784 shares outstanding in the $11.82 - $16.80 range, 2,942,920 shares outstanding in the $17.34 - $21.57 range and 3,240,289 shares outstanding in the $22.10 - $28.58 range.

The total intrinsic value at October 26, 2007 is based on the Company’s closing stock price on the last trading day of the year for in-the-money options. The strike prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	2007	2006	2005

Expected dividend yield	2.0%	1.6%	1.8%
Expected stock price volatility	21.6%	23.4%	23.3%
Risk-free interest rate	4.3%	4.8%	4.3%
Expected life of options	6 years	6 years	6 years
Weighted average fair value on the date of grant	$5.95	$7.34	$5.56

The following table illustrates the effect on net income and earnings per share for the year ended October 28, 2005 if the Company had applied the fair-value recognition of SFAS 123:

2005

Net income, as reported	$147,618
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,935

Pro forma net income	$141,683

Net Income per common share:
Basic – as reported	1.45
Basic – pro forma	1.39
Diluted – as reported	1.42
Diluted – pro forma	1.38

Key Employee Bonus Plan:       The Company has a Key Employee Bonus Plan for certain employees. Under the Plan, participants receive grants of restricted stock with the size of the grant determined according to satisfaction of performance goals. The restricted stock vests three years from the date of grant.

Stock Incentive Plan:       The Company has a Stock Incentive Plan for certain employees. The Plan is used to award restricted shares on a discretionary basis for outstanding performance so that the Company can maintain a competitive position to attract and retain personnel necessary for continued growth and profitability.

The following table sets forth a reconciliation of restricted shares from the Key Employee Bonus Plan and the Stock Incentive Plan for the years ended October 26, 2007 and October 27, 2006:

	Shares Reserved	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Balance, October 28, 2005	2,488,788	341,466	$23.40	$7,444
Granted	(201,900)	201,900	26.02	5,253
Forfeited	—	—	—	—
Vested	—	(168,769)	22.68	4,195

Balance, October 27, 2006	2,286,888	374,597	$25.14	$9,979
Granted	(28,566)	28,566	26.30	751
Forfeited	24,280	(24,280)	26.20	(636)
Vested	—	(83,301)	24.57	2,389

Balance, October 26, 2007	2,282,602	295,582	$25.32	$7,262

Employee Stock Ownership Plans:       Under the Company’s Employee Stock Ownership Plans, substantially all of the Company’s domestic employees are eligible to participate and may contribute up to 20% of their eligible compensation (up to 8% for highly compensated employees) subject to Section 401 and 415 limits. The Company matches one-half of employee contributions up to 3% of employees’ compensation. Based on the financial performance of the Company, there may be an additional 50% match up to 3%. The Company’s contributions were $6,109, $5,500 and $5,406 for 2007, 2006 and 2005, respectively.

Executive Retirement Plans:       The Company has a limited number of Supplemental Executive Retirement Plans (SERP’s) to provide designated executives with retirement, death and disability benefits. Annual benefits under the SERP’s are based on years of service and individual compensation near retirement.

NOTE 10 – INCOME TAXES

Income before income taxes consisted of the following:

Year Ended	2007	2006	2005

Domestic	$190,598	$195,324	$167,401
Foreign	69,173	62,108	58,319

	$259,771	$257,432	$225,720

Significant components of the provision for income taxes are as follows:

Year Ended	2007	2006	2005

Current
Federal	$61,183	$55,076	$40,641
State	5,732	4,605	5,077
Foreign	15,695	20,701	26,250

Total Current	82,610	80,382	71,968

Deferred
Federal	232	2,498	9,779
State	(6)	(137)	1,092
Foreign	4,820	(563)	(4,737)

Total Deferred	5,046	1,798	6,134

Total Income Taxes	$87,656	$82,180	$78,102

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2007	2006	2005

Deferred tax assets:
Product liability accruals	$4,476	$4,547	$5,904
Insurance accruals	3,387	4,214	4,233
Deferred compensation	17,418	13,689	11,182
Deferred revenue	10,451	12,598	11,041
Workers’ compensation accruals	1,508	1,578	1,504
Employee compensation accruals	6,634	6,381	5,947
Pension	3,775	646	6,672
Other	27,003	22,287	27,024

Total deferred tax assets	74,652	65,940	73,507

Deferred tax liabilities:
Tax in excess of book depreciation	(34,263)	(37,006)	(40,791)
Amortization	(232,100)	(178,889)	(158,515)
Other	(20,775)	(16,545)	(18,337)

Total deferred tax liabilities	(287,138)	(232,440)	(217,643)

Net deferred tax liabilities	$(212,486)	$(166,500)	$(144,136)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2007		2006		2005

Tax at U.S. statutory rate	35.0%		35.0%		35.0%
State income taxes, net of federal benefit	1.5%		1.1%		1.4%
Non-U.S. taxes	(1.7%	)	(1.4%	)	0.6%
Other	(1.1%	)	(2.8%	)	(2.4%	)

	33.7%		31.9%		34.6%

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that the Company intends to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $180,131 at October 26, 2007. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, the Company will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

The Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) in June 2006. This statement clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal year 2008. The Company is currently assessing the impact on retained earnings and expects the adoption to reduce retained earnings by less than $20,000.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions. We accrue a liability when we believe an assessment may be probable and the amount is estimable. In accordance with generally accepted accounting principles, the impact of revisions to these estimates is recorded as income tax expense or benefit in the period in which they become known. Accordingly, the accounting estimates used to compute the provision for income taxes have and will change as new events occur, as more experience is acquired, as additional information is obtained and our tax environment changes.

Income taxes paid during 2007, 2006 and 2005 were $105,084, $94,270, and $50,555, respectively.

NOTE 11 – LEASING ARRANGEMENTS

The Company has operating lease commitments outstanding at October 26, 2007, for plant and warehouse equipment, office and warehouse space and automobiles. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments

2008	$14,755
2009	11,980
2010	8,273
2011	4,938
2012	2,848
2013 and beyond	1,636

$44,430

Rent expense for operating leases was $22,597 in 2007, $20,766 in 2006 and $19,134 in 2005.

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

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Profit Sharing Plan:       The Company sponsors a Profit Sharing Plan for substantially all of its U.S. employees. Under the Plan, the Company makes a contribution based on earnings growth as defined in the Plan up to a maximum of 10% of the aggregate compensation of eligible participants. Contributions to the Profit Sharing Plan totaled $15,381, $18,798 and $18,168, for 2007, 2006 and 2005, respectively.

Pension Plans:       The Company also sponsors several defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2007, the Company made discretionary contributions of approximately $3,598 to its pension plans. For the fiscal year ending October 31, 2008, the Company expects its total contributions to its funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be between $2,800 and $13,700. The measurement date for both the U.S. and non-U.S. plans is July 31.

Incremental Effect of Adopting SFAS 158:

FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) in September 2006. SFAS 158 requires companies to fully recognize the funded status of each pension and other post-retirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. The following table shows the impact on the consolidated balance sheet of the adoption, which became effective for fiscal years ending after December 15, 2006. Valspar adopted SFAS 158 for the year ending October 26, 2007.

	At October 26, 2007

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at October 26, 2007

Assets
Current assets	$—	$—	$—
Non-current assets	53,001	(51,413)	1,588
Intangible assets	280	(280)	—
Deferred tax asset	611	23,968	24,579

Total assets	53,892	(27,725)	26,167
Liabilities and Stockholders’ Equity
Current liabilities	—	1,298	1,298
Non-current liabilities	25,495	11,689	37,184
Accumulated other comprehensive loss	(1,837)	(64,679)	(66,516)
Accumulated other comprehensive loss, net of tax	(1,226)	(40,711)	(41,937)

The cost of pension and post-retirement medical benefits is as follows:

	Pension

Net Periodic Benefit Cost	2007	2006	2005

Service cost	$3,593	$3,927	$2,886
Interest cost	12,697	11,603	11,141
Expected return on plan assets	(14,969)	(13,897)	(12,855)
Amortization of transition asset obligation	(125)	(122)	(122)
Amortization of prior service cost	673	685	795
Recognized actuarial loss	3,511	4,452	3,443

Net periodic benefit cost	$5,380	$6,648	$5,288

	Post-Retirement Medical

Net Periodic Benefit Cost	2007	2006	2005

Service cost	$819	$807	$655
Interest cost	715	719	740
Expected return on plan assets	N/A	N/A	N/A
Amortization of transition asset	—	—	—
Amortization of prior service cost	(128)	(128)	(79)
Recognized actuarial loss	253	366	341

Net periodic benefit cost	$1,659	$1,764	$1,657

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

	Pension		Post-Retirement Medical

Change in Benefit Obligation	2007	2006	2007	2006

Benefit obligation beginning of year	$213,648	$222,688	$11,773	$12,690
Service cost	3,593	3,927	819	807
Interest cost	12,697	11,603	715	719
Plan participants’ contributions	446	395	—	—
Plan amendments	1,168	(328)	526	—
Actuarial loss (gain)	(3,150)	(17,937)	2,336	(1,269)
Benefits paid	(10,698)	(9,654)	(897)	(1,174)
Currency impact	5,936	2,954	—	—
Plans included for the first time in 2007	2,404	N/A	N/A	N/A

Benefit obligation at end of year	$226,044	$213,648	$15,272	$11,773

	Pension		Post-Retirement Medical

Change in Plan Assets	2007	2006	2007	2006

Fair value of plan assets at beginning of year	$185,629	$174,138	$—	$—
Actual return on plan assets	21,211	6,840	—	—
Employer contributions	3,598	11,930	897	1,174
Plan participants’ contributions	446	395	—	—
Benefit payments	(10,698)	(9,654)	(897)	(1,174)
Currency impact	3,935	1,980	—	—

Fair value of assets at end of year	$204,121	$185,629	$—	$—

	Pension		Post-Retirement Medical

Funded Status	2007	2006	2007	2006

Projected benefit obligation	$(226,044)	$(213,648)	$(15,272)	$(11,773)
Plan assets at fair value	204,121	185,629	—	—
Company contributions after measurement date	301	271	—	—

Net funded status – over (under)	$(21,622)	$(27,748)	$(15,272)	$(11,773)

Funded status – overfunded plans	$1,588	$—	$—	$—
Funded status – underfunded plans	(23,210)	(27,748)	(15,272)	(11,773)

	Pension		Post-Retirement Medical

Net amounts recognized in consolidated balance sheet consist of:	2007	2006	2007	2006

Prepaid benefit cost	$1,588	$53,380	$—	$—
Liability for pension benefits/additional minimum liability	(23,210)	(63,631)	(15,272)	(8,711)
Intangible asset	N/A	4,960	N/A	N/A
Accumulated other comprehensive loss	60,717	49,479	5,799	N/A

Net amount recognized in consolidated balance sheet	$39,095	$44,188	$(9,473)	$(8,711)

	Pension		Post-Retirement Medical

Net Pension (Liability)/Asset consists of:	2007	2006	2007	2006

Noncurrent assets	$1,588	$53,380	$—	$—
Current liabilities	(428)	N/A	(870)	N/A
Noncurrent liabilities	(22,782)	(63,631)	(14,402)	(8,711)
	Pension		Post-Retirement Medical

Amortization Expense Expected to be Recognized During Next Fiscal Year	2007	2006	2007	2006

Prior service cost (credits)	$735	$673	$(82)	$(128)
Net loss	3,053	3,511	388	253
Transition obligation (asset)	(34)	(125)	—	—

The Company’s pension and post-retirement medical plans with accumulated benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2007	2006	2007	2006

Projected /accumulated post-retirement benefit obligation	$22,650	$177,786	$15,272	$11,773
Accumulated benefit obligation	20,044	168,565	N/A	N/A
Fair value of plan assets	7,981	155,195	—	—

The Company’s pension plans with projected benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2007	2006	2007	2006

Projected benefit obligation	$182,397	$213,648	N/A	N/A
Accumulated benefit obligation	163,683	197,702	N/A	N/A
Fair value of plan assets	158,886	185,629	N/A	N/A

The Company’s pension plans with projected benefit obligations less than Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2007	2006	2007	2006

Projected benefit obligation	$43,647	$—	N/A	N/A
Accumulated benefit obligation	43,647	—	N/A	N/A
Fair value of plan assets	45,235	—	N/A	N/A

Actuarial Assumptions:       The Company determines its actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

	Pension		Post-Retirement Medical

Assumption ranges used in net periodic benefit cost	2007	2006	2007	2006

Discount rate	4.50% - 6.25%	4.25% - 5.50%	6.25%	5.50%
Expected long-term return on plan assets	5.25% - 8.50%	5.50% - 8.50%	N/A	N/A
Average increase in compensation	2.25% - 4.00%	2.25% - 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	8.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	3 Years	4 Years
	Pension		Post-Retirement Medical

Assumption ranges used to determine benefit obligation:	2007	2006	2007	2006

Discount rate	5.25% - 6.50%	4.75% - 6.25%	6.25%	6.25%
Rate of compensation increase	2.25% - 4.25%	2.25% - 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	9.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	5 Years	3 Years

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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans

Asset Allocation	2007	2006	Target Allocation

Equity securities	60%	56%	50 - 60%
Debt securities	36%	36%	40 - 50%
Other	4%	8%	0%

Total	100%	100%	100%

Estimated Future Benefits:       The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical

2008	$10,692	$878
2009	11,025	1,023
2010	11,434	1,225
2011	12,043	1,395
2012	12,247	1,511
2013 - 2017	69,603	9,671

	$127,044	$15,703

NOTE 14 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), and based on the nature of the Company’s products, technology, manufacturing processes, customers and regulatory environment, the Company aggregates its operating segments into two reportable segments: Coatings and Paints.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. Comparative segment data for the years ended 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Net Sales:
Paints	$1,088,819	$985,698	$869,347
Coatings	1,851,687	1,683,482	1,573,067
All Other	421,382	428,192	388,518
Less Intersegment sales	(112,601)	(119,310)	(116,982)

	$3,249,287	$2,978,062	$2,713,950

EBIT:
Paints	$105,947	$107,129	$89,293
Coatings	198,073	202,432	177,470
All Other	17,413	(5,923)	3,479

Total EBIT	$321,433	$303,638	$270,242

Interest Expense	$61,662	$46,206	$44,522

Income before Income Taxes	$259,771	$257,432	$225,720

Depreciation and Amortization:
Paints	$15,660	$12,742	$10,443
Coatings	39,427	38,909	41,222
All Other	16,724	17,065	16,730

	$71,811	$68,716	$68,395

Identifiable Assets:
Paints	$764,051	$721,451	$499,242
Coatings	2,337,518	2,045,700	1,880,154
All Other	350,712	424,384	352,987

	$3,452,281	$3,191,535	$2,732,383

Capital Expenditures:
Paints	$15,643	$15,847	$25,700
Coatings	46,348	40,557	23,648
All Other	14,949	19,013	13,383

	$76,940	$75,417	$62,731

Geographic net sales are based on the country from which the customer was billed for the products sold. The United States is the largest country for customer sales. China is the only country outside of the United States that represents more than 10% of consolidated sales. Long-lived assets include property, plant and equipment, intangibles and goodwill attributable to each country’s operations. Net sales and long-lived assets by geographic region are as follows:

	2007	2006	2005

Net sales – External
United States	$2,053,810	$2,085,667	$1,890,756
China	328,750	128,154	95,005
Other Countries	866,727	764,241	728,189

	$3,249,287	$2,978,062	$2,713,950

	2007	2006	2005

Long-lived assets:
United States	$1,559,735	$1,497,921	$1,486,279
China	423,111	361,303	22,940
Other Countries	421,150	298,436	299,071

	$2,403,996	$2,157,660	$1,808,290

The Company has one significant customer in the Paints segment whose net sales ranged from 16.0% to 17.6% of total sales over the last three years.

NOTE 15 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 26, 2007 and October 27, 2006:

	Net Sales	Gross Margin	Net Income	Mandatorily Redeemable Stock Accrual	Mandatorily Redeemable Stock Accrual - per Share	Net Income Available to Common Shareholders	Net Income per Share – Diluted

2007 Quarter Ended:
January 26	$694,523	$199,084	$23,598	$($5,067)	$($0.05)	$18,531	$0.18
April 27	808,471	246,881	41,516	(5,067)	(0.05)	36,449	0.35
July 27	893,498	278,522	58,217	(5,067)	(0.05)	53,150	0.52
October 26	852,795	247,310	48,784	(3,418)	(0.03)	45,366	0.45

	$3,249,287	$971,797	$172,115	$($18,619)	$($0.18)	$153,496	$1.50

2006 Quarter Ended:
January 27	$629,765	$180,476	$22,541	$—	$—	$22,541	$0.22
April 28	766,816	232,108	47,935	—	—	47,935	0.46
July 28	797,376	246,658	52,635	—	—	52,635	0.51
October 27	784,105	246,663	52,141	—	—	52,141	0.51

	$2,978,062	$905,905	$175,252	$—	$—	$175,252	$1.71

In 2006, net income included favorable tax adjustments of approximately $6,900: $0.03 per share in each of the third and fourth quarters. In 2007, net income included an after-tax benefit of approximately $10,240, or $0.10 per share, for the one-time sale of certain intellectual property assets during the fourth quarter.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. In November 2007, the FASB Board unanimously agreed to expose for comment their decision to provide a one year deferral for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The Board indicated that the partial deferral would not be available to entities that have previously early adopted SFAS 157 in its entirety. Therefore, for fiscal years beginning after November 15, 2007, all companies would be required to implement SFAS 157 for all financial assets and financial liabilities measured at fair value (whether on a recurring or non-recurring basis), as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company is currently evaluating the impact of SFAS 157 on its financial statements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. For the Company, this statement will be effective for the beginning of fiscal year 2009.

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) in September 2006. SFAS 158 was adopted by the Company in 2007. SFAS will further require the Company to measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This will be required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending October 30, 2009 for the Company. The Company is currently evaluating the impact of this further requirement of SFAS 158 on its financial statements.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 26, 2007. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and timely reporting information required to be disclosed in the reports that we file or submit under the Exchange Act.

Management’s Annual Report on Internal Control over Financial Reporting

The report of management required under this Item 9A is set forth on page 21.

Attestation Report of Registered Public Accounting Firm

The attestation report required under this Item 9A is set forth on page 23.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B    OTHER INFORMATION

Not Applicable.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors set forth on pages 1 through 3 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference. The information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 6 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference. The information in the section titled “Corporate Governance” on pages 4 through 6 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11    EXECUTIVE AND DIRECTOR COMPENSATION

The information in the section titled “Executive and Director Compensation” on pages 7 through 27 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” on pages 28 and 29 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference. The information in the section titled “Equity Compensation Plans” is included in Item 5 of this Form 10-K.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in the section titled “Corporate Governance – Director Independence” on page 5 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference. The information in the section titled “Certain Relationships and Related Transactions” on page 6 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections titled “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” set forth on page 28 of the Company’s Proxy Statement dated January 18, 2008 is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.
(1)	Financial Statements

(2)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 49.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement for Sale and Purchase of Shares in Huarun Paints Holdings Company Limited dated June 20, 2006 (incorporated by reference to Form 10-Q for the quarter ended July 28, 2006)
3.1	Certificate of Incorporation – as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992, February 26, 1997 and May 22, 2003 and to Article Eleven dated February 25, 1987 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003)
3.2	By-Laws – as amended to and including October 15, 1997 (incorporated by reference to Form 10-K for the period ended October 31, 1997)
4.1	Rights Agreement dated as of May 1, 2000, between the Registrant and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-A filed on May 3, 2000)
4.2	Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (The Bank of New York Trust Company, N.A. is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)
4.3	Second Supplemental Indenture, dated as of April 17, 2007, to indenture dated as of April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 5.625% Notes due 2012 and 6.050% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 18, 2007)
4.4	Indenture dated July 15, 2005 between the Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 5.100% Notes due 2015, including form of Registrant’s 5.100% Notes due 2015 (incorporated by reference to Form 8-K filed on July 18, 2005)
10.1	The Valspar Corporation Key Employees’ Supplementary Retirement Plan (incorporated by reference to Form 10-K for the period ended October 31, 1981)**
10.2*	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**
10.3*	The Valspar Corporation Key Employee Annual Bonus Plan For Officers – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**
10.4*	The Valspar Corporation Stock Option Plan For Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**
10.5	The Valspar Corporation Annual Bonus Plan – as amended through December 11, 2002 (incorporated by reference to Form 10-Q for the quarter ended April 25, 2003)**

Exhibit Number	Description

10.6	The Valspar Corporation Incentive Bonus Plan (incorporated by reference to Form 10-K for the period ended October 30, 1992)**
10.7	The Valspar Corporation 2001 Stock Incentive Plan (incorporated by reference to Form 10-K for the period ended October 25, 2002)**
10.8*	The Valspar Corporation Key Employee Long-Term Incentive Bonus Program – as amended through December 12, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**
10.9*	Change of Control Agreement between the Registrant and the Company’s Named Executives – as amended through December 12, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)
10.10	The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, effective June 22, 2005 (incorporated by reference to Form 10-Q for the quarter ended July 29, 2005)**
10.11	Resolutions adopted by The Valspar Corporation Board of Directors on July 22, 2005 – Election and Compensation of Thomas R. McBurney as Non-Executive Chairman of the Board of Directors (incorporated by reference to Form 10-Q for the quarter ended July 29, 2005)**
10.12*	Form of Nonstatutory Stock Option Agreement for Officers under the Corporation’s 1991 Stock Option Plan – as amended August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**
10.13	Arrangements with New President and Chief Executive Officer (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)**
10.14	Confidentiality and Noncompetition Agreement between Registrant and William L. Mansfield (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)
10.15	Five-Year Credit Agreement dated October 25, 2005 among the Registrant and Certain Subsidiaries of the Registrant and JP Morgan Chase Bank, N.A., as Administrative Manager (incorporated by reference to Form 8-K filed on October 26, 2005; amendment filed with Form 8-K filed on March 23, 2007)
10.16*	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**
10.17	Form of Restricted Stock Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**
10.18	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**
10.19	364-Day Credit Agreement dated November 27, 2007 among the Registrant and other Lenders named therein, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Form 8-K filed on November 30, 2007)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP
31.1*	Section 302 Certification of the Chief Executive Officer
31.2*	Section 302 Certification of the Chief Financial Officer
32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed electronically herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Portions of the 2008 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/ Rolf Engh	12/19/07
Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William L. Mansfield	12/19/07	/s/ Thomas R. McBurney	12/19/07
William L. Mansfield, Director Chairman, President and Chief Executive Officer (principal executive officer)		Thomas R. McBurney, Lead Director /s/ John S. Bode	12/19/07
/s/ Paul C. Reyelts	12/19/07	John S. Bode, Director /s/ Susan S. Boren	12/19/07
Paul C. Reyelts, Executive Vice President and Chief Financial Officer (principal financial officer)		Susan S. Boren, Director /s/ Jeffrey H. Curler	12/19/07
/s/ Lori A. Walker	12/19/07	Jeffrey H. Curler, Director /s/ Charles W. Gaillard	12/19/07
Lori A. Walker, Vice President, Treasurer and Controller (principal accounting officer)		Charles W. Gaillard, Director /s/ Janel S. Haugarth	12/19/07
Janel S. Haugarth, Director

		/s/ Mae C. Jemison	12/19/07
Mae C. Jemison, Director

		/s/ Stephen D. Newlin	12/19/07
Stephen D. Newlin, Director

		/s/ Gregory R. Palen	12/19/07
Gregory R. Palen, Director

		/s/ Richard L. White	12/19/07
Richard L. White, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

COL. A	COL. B	COL. C	COL. C	COL. D		COL. E

	Additions

		(1)	(2)
Description	Balance at Beginning of Period	Charged to Expense or (Income)	Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts:
Year ended October 26, 2007	$13,145,000	$1,319,878		$4,455,867	[1]	$10,598,000
				(588,989)[2]
Year ended October 27, 2006	$16,857,000	$2,562,876		$7,910,966	[1]	$13,145,000
				(1,636,090)[2]
Year ended October 28, 2005	$13,278,000	8,100,994		4,849,041	[1]	$16,857,000
				(327,047)[2]

1	Uncollectible accounts written off.
2	Recoveries on accounts previously written off.