Form 10-Q
period 2008-01-25
VALSPAR CORP
filed 2008-03-05
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 25, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒          Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes       ☒ No

As of February 28, 2008, The Valspar Corporation had 100,185,799 shares of common stock outstanding, excluding 18,256,825 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended January 25, 2008

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	January 25, 2008	January 26, 2007	October 26, 2007
	(Unaudited)	(Unaudited)	(Note)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$84,131	$90,924	$84,948

Accounts and notes receivable less allowance (1/25/08 - $11,612; 1/26/07 - $12,499; 10/26/07 - $10,598)	513,425	438,184	537,890

Inventories:
Manufactured products	196,493	190,333	172,431
Raw materials, supplies and work-in-process	125,374	114,550	119,257
	321,867	304,883	291,688

Deferred income taxes	27,409	31,622	25,597

Prepaid expenses and other	102,482	89,305	89,519

TOTAL CURRENT ASSETS	1,049,314	954,918	1,029,642

GOODWILL	1,359,270	1,421,524	1,298,951
INTANGIBLES, NET	597,515	361,427	590,649
OTHER ASSETS	14,422	73,083	15,156
LONG-TERM DEFERRED INCOME TAXES	2,312	2,621	3,487

PROPERTY, PLANT AND EQUIPMENT	1,025,929	917,355	1,002,914
Less accumulated depreciation	(503,642)	(443,022)	(488,518)
	522,287	474,333	514,396

	$3,545,120	$3,287,906	$3,452,281

NOTE:	The Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED

(DOLLARS IN THOUSANDS)

	January 25, 2008	January 26, 2007	October 26, 2007
	(Unaudited)	(Unaudited)	(Note)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Notes payable and commercial paper	$302,772	$307,493	$267,493
Current portion of long-term debt	29	450,027	100,028
Trade accounts payable	375,844	328,141	371,437
Income taxes	—	31,501	19,316
Accrued liabilities	244,968	226,726	270,873

TOTAL CURRENT LIABILITIES	923,613	1,343,888	1,029,147

LONG-TERM DEBT, NET OF CURRENT PORTION	801,695	267,053	648,988

DEFERRED INCOME TAXES	220,950	201,055	239,321

DEFERRED LIABILITIES	175,060	166,171	116,686

MANDATORILY REDEEMABLE STOCK	40,256	23,790	37,342

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $.50; Authorized - 250,000,000 shares; Shares issued, including shares in treasury - 118,442,624)	59,220	60,220	59,220

Additional paid-in capital	316,449	347,084	312,343

Retained earnings	1,104,373	1,012,476	1,108,051

Other	98,144	38,898	81,871
	1,578,186	1,458,678	1,561,485
Less cost of Common Stock in treasury (1/25/08 - 18,272,963 shares; 1/26/07 - 17,988,702 shares; 10/26/07 - 17,807,651 shares)	194,640	172,729	180,688
	1,383,546	1,285,949	1,380,797

	$3,545,120	$3,287,906	$3,452,281

NOTE:	The Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	January 25, 2008	January 26, 2007

Net sales	$765,124	$694,523

Cost of goods sold	554,659	495,439

Gross profit	210,465	199,084

Research and development	22,742	21,797

Selling and administrative	132,742	126,068

Income from operations	54,981	51,219

Interest expense	15,683	14,691

Other expense	2,634	2,426

Income before income taxes	36,664	34,102

Income taxes	12,649	10,504

Net income	$24,015	$23,598

Mandatorily redeemable stock accrual (1)	(2,914)	(5,067)

Net income available to common shareholders	$21,101	$18,531

Net income per common share - basic	$0.21	$0.18
Net income per common share - diluted	$0.21	$0.18

Average number of common shares outstanding
- basic	100,093,680	101,761,769
- diluted	100,940,574	103,544,940

Dividends paid per common share	$0.140	$0.130

(1)   Mandatorily Redeemable Stock accrual reduced basic and diluted earnings per share by three cents in the first quarter of 2008 and five cents in the first quarter of 2007 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 25, 2008	January 26, 2007
OPERATING ACTIVITIES:
Net Income	$24,015	$23,598
Adjustments to reconcile net income to net cash (used in)/provided by operating activities
Depreciation	17,475	15,261
Amortization	1,954	1,392
Stock-based compensation	2,057	2,257
(Gain)/loss on asset divestiture	77	65
Changes in certain assets and liabilities, net of effects of acquired businesses
(Increase)/decrease in accounts and notes receivable	38,638	56,507
(Increase)/decrease in inventories and other current assets	(34,347)	(7,290)
Increase/(decrease) in trade accounts payable and accrued liabilities	(46,022)	(129,260)
Increase/(decrease) in income taxes payable	(6,039)	(7,924)
Increase/(decrease) in other deferred liabilities	2,712	1,580
Other	(1,793)	(7,417)

Net Cash (Used In)/Provided By Operating Activities	(1,273)	(51,231)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,640)	(12,377)
Acquired Businesses, net of cash	(64,647)	(105,250)
Cash proceeds on disposal of assets	13,788	—

Net Cash Used In Investing Activities	(59,499)	(117,627)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowing	84,396	181,786
Proceeds from sale of treasury stock	4,468	10,753
Payments on Deferred Liability – Excess Cash – Huarun	—	(10,931)
Excess tax benefit from stock-based compensation	52	889
Purchase of shares of Common Stock for treasury	(16,685)	—
Dividends paid	(14,021)	(13,279)

Net Cash (Used In)/Provided By Financing Activities	58,210	169,218

Increase/(Decrease) in Cash and Cash Equivalents	(2,562)	360
Effect of exchange rate changes on Cash and Cash Equivalents	1,745	2,326

Cash and Cash Equivalents at Beginning of Period	84,948	88,238
Cash and Cash Equivalents at End of Period	$84,131	$90,924

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 25, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

The Condensed Consolidated Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in The Valspar Corporation’s annual report on Form 10-K for the year ended October 26, 2007.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $17.2 million at January 25, 2008, $39.2 million at October 26, 2007 and $24.8 million at January 26, 2007 of issued checks that had not cleared the Company’s bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

In January 2008, the Company completed the sale of its commercial/industrial polymer floor coatings product line to Sika AG, a global supplier to specialty chemicals markets. Sika is based in Baar, Switzerland, with North American headquarters in Lyndhurst, NJ. The product line had annual sales of approximately $17 million in fiscal year 2007. The pro forma results of operations for this divestiture have not been presented, as the impact on the reported results is not material. No manufacturing equipment or plants were included in the transaction. Valspar will produce selected products for Sika for a period of time.

In December 2007, the Company acquired control of Aries Coil Coatings S.A. de C.V. (Aries), a privately owned manufacturer of high-performance coil and packaging coatings based in Monterrey, Mexico. Aries had annual sales in calendar year 2007 of approximately $40 million. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in the Company’s financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

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

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The combination of put and call rights makes certain of the minority shares of Huarun Paints mandatorily redeemable, and therefore subject to classification outside of shareholders’ equity in Mandatorily Redeemable Stock. The balance in Mandatorily Redeemable Stock was $40.3 million at January 25, 2008, $37.3 million at October 26, 2007 and $23.8 million at January 26, 2007.

The Mandatorily Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, as well as any dividends, is shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $2.9 million and $5.1 million for the periods ended January 25, 2008 and January 26, 2007, respectively. This accrual reduced basic and diluted income available to common shareholders by three cents per share in the first quarter of 2008 and five cents per share in the first quarter of 2007. The net income per share available to common shareholders was $0.21 for the period ended January 25, 2008 and $0.18 for the period ended January 26, 2007. The accruals for the redemption value will be subsequently reversed to net income available to common shareholders and acquisition accounting applied upon exercise of the put or call option and acquisition of the underlying shares.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. In 2007, the Company paid $19.7 million plus accrued interest including $10.9 million in the first quarter of 2007, to reduce this deferred liability.

NOTE 4: COMPREHENSIVE INCOME

For the three months ended January 25, 2008 and January 26, 2007, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended
	January 25, 2008	January 26, 2007
Net Income	$24,015	$23,598
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	15,942	13,106
Deferred gain (loss) on hedging activities	331	1,697
Minimum pension liability adjustment, net of tax	—	10
Total Comprehensive Income	$40,288	$38,411

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended January 25, 2008 increased from the end of fiscal 2007 by $60.3 million to $1,359.3 million. The increase is primarily due to the acquisition of Aries and foreign currency translation.

Total intangible asset amortization expense for the three months ended January 25, 2008 was $2.0 million, compared to $1.4 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 25, 2008 is expected to be approximately $8.0 million annually.

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

JANUARY 25, 2008 – CONTINUED

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

The Paints segment aggregates the Company’s architectural and automotive product lines. Architectural products include interior and exterior decorative paints, primers, varnishes, floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and Asia. Other Paints products include automotive refinish paints.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended
	January 25, 2008	January 26, 2007
Net Sales:
Coatings	$471,405	$412,290
Paints	228,749	219,676
All Other	88,093	83,287
Less Intersegment sales	(23,123)	(20,730)

Total Net Sales	$765,124	$694,523

EBIT
Coatings	$39,301	$34,582
Paints	18,300	19,643
All Other	(5,254)	(5,432)

Total EBIT	$52,347	$48,793

Interest	$15,683	$14,691

Income before Income Taxes	$36,664	$34,102

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

NOTE 7: FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. The Company enters into derivative financial instruments with high-credit quality counterparties and diversifies its positions among such counterparties to reduce its exposure to credit losses.

At January 25, 2008, the Company had no interest rate swaps in place. At January 26, 2007, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge under Financial Accounting Standards Board (FASB) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) to pay floating rates of interest based on LIBOR and to receive a fixed interest rate. The interest rate swap contract was reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contract were recognized in interest expense over the life of the contract. As the critical terms of the interest rate swap and hedged debt matched, there was an assumption of no ineffectiveness for this hedge. This contract matured on December 1, 2007.

Subsequent to January 25, 2008, the Company entered into an aggregate $100 million of notional amount interest rate swap contracts which have been designated as a cash flow hedges under SFAS 133, to pay fixed rates of interest and to receive a floating interest rate based on LIBOR. These contracts are not reflected in the January 25, 2008 condensed consolidated balance sheet.

At January 25, 2008, the Company had approximately $10.3 million notional amount of forward foreign currency exchange contracts maturing during fiscal year 2008. These forward foreign exchange contracts have been designated as hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Unrealized gains and losses will be recognized in Other Expense (Income) when they occur. There was no ineffectiveness for these hedges.

At January 25, 2008, the Company had no treasury locks in place. During 2007, the Company entered into $200 million notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt the company planned to issue during fiscal year 2007. This is in addition to the $100 million notional amount of treasury locks to hedge, or lock-in, interest rates the company had outstanding as of October 27, 2006. We had designated the treasury locks entered into as cash flow hedges under SFAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. During April 2007, the Company issued $350 million of senior notes. At that time the $300 million treasury locks were terminated, yielding a deferred pre-tax gain of approximately $4.6 million. This gain is reflected in accumulated other comprehensive income in our consolidated balance sheets and is being reclassified ratably to our statements of income as a decrease to interest expense over the five and ten-year term of the related debt, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

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

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Three Months Ended
	January 25, 2008	January 26, 2007
Beginning balance, October	$85,142	$87,287
Additional net deferred revenue/accrual made during the period	3,015	5,178
Payments made during the period	(2,265)	(3,719)
Ending balance	$85,892	$88,746

NOTE 9: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $2.0 million ($1.3 million after tax) for the period ended January 25, 2008, compared to $2.3 million ($1.5 million after tax) for the period ended January 26, 2007.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a number of defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended
	January 25, 2008	January 26, 2007
Service cost	$944	$852
Interest cost	3,375	3,124
Expected return on plan assets	(3,940)	(3,724)
Amortization of transition asset	(9)	(31)
Amortization of prior service cost	184	168
Recognized actuarial (gain)/loss	763	871
Net periodic benefit cost	$1,317	$1,260

The net periodic benefit cost of the post-retirement medical benefits is as follows:

(Dollars in thousands)	Three Months Ended
	January 25, 2008	January 26, 2007
Service cost	$292	$205
Interest cost	232	179
Amortization of prior service cost	(20)	(32)
Recognized actuarial (gain)/loss	97	63
Net periodic benefit cost	$601	$415

NOTE 11: RECLASSIFICATION

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

NOTE 12: INCOME TAXES

The Financial Accounting Standards Board (FASB) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in June 2006. This statement clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on October 27, 2007, the first day of fiscal year 2008.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment of $10.8 million, increasing its liability for unrecognized tax benefits, interest and penalties and reducing the October 27, 2007 balance of retained earnings.

At October 27, 2007, the Company had a $57.4 million liability recorded for gross unrecognized tax benefits. Of this total, $30.3 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had approximately $9.9 million accrued at October 27, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company is currently under audit in several jurisdictions, including an examination of the U.S. federal tax returns for the fiscal years ended 2004 and 2005 by the Internal Revenue Service (IRS). We expect the IRS examination to be completed during 2008. The Company also expects various statutes of limitation to expire during the year. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 13: RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.

In February 2008, FASB issued FASB Staff Position No. FIN 157-2, “Effective Date of FASB Statement No. 157” (FSP FIN 157-2) which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or fiscal year 2010 for the Company. The Board indicated that the partial deferral would not be available to entities that have previously early adopted SFAS 157 in its entirety. Therefore, for fiscal years beginning after November 15, 2007, all companies would be required to implement SFAS 157 for all financial assets and financial liabilities measured at fair value (whether on a recurring or non-recurring basis), as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2008 – CONTINUED

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), in September 2006. SFAS 158 was adopted by the Company in 2007. SFAS 158 will further require the Company to measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This will be required to be adopted for fiscal years ending after December 15, 2008, which would be the fiscal year ending October 30, 2009 for the Company. The Company is currently evaluating the impact of this further requirement of SFAS 158 on its financial statements.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51”, (SFAS 160) which change the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. Earlier adoption is prohibited. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: In the first quarter of fiscal 2008, sales increased compared to the prior year as a result of growth in our packaging, industrial and architectural product lines, favorable foreign currency exchange and acquisitions. Although the U.S. residential construction market remains weak, the Company’s international business continues to grow. Gross margins were down compared to last year as a result of higher raw material costs. The Company implemented price increases in January to offset these raw material costs increases. Operating expenses, as a percentage of sales, have decreased compared to the prior year due to expense controls and leverage from acquisition sales. The increase in debt from the end of fiscal year 2007 was driven by the acquisition of Aries Coil Coatings S.A. de C.V. (Aries) and share repurchases.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Earnings Per Share: In the first quarter of 2008, the Company accrued $2.9 million for the Mandatorily Redeemable Stock related to the Huarun Paints acquisition (See Note 3 for further details). The accrual reduced basic and diluted income available to common shareholders by three cents per share in the first quarter of 2008 and five cents per share in the first quarter of 2007. The net income per share available to common shareholders was $0.21 for the period ended January 25, 2008 and $0.18 for the period ended January 26, 2007.

	Period Ended
	January 25, 2008	January 26, 2007
Net income per common share – diluted	$0.21	$0.18
Mandatorily redeemable stock accrual	0.03	0.05
Adjusted net income per common share – diluted	$0.24	$0.23

The above table includes a non-GAAP financial measure – “Adjusted net income per common share-diluted” – which excludes a non-cash accrual relating to mandatorily redeemable stock in connection with the Huarun Paints acquisition. Management discloses this measure because it believes this measure may assist investors in comparing the Company’s results of operations in the respective periods without regard to the effect on results in the 2007 and 2008 periods of the non-cash accrual relating to the Huarun acquisition.

When the Mandatorily Redeemable Stock is redeemed, the accruals for the redemption value will be reversed and acquisition accounting applied.

Critical Accounting Policies: Other than the adoption of FIN 48, there were no material changes in the Company’s critical accounting policies during the first quarter ended January 25, 2008.

Operations: Consolidated net sales increased 10.2% for the quarter to $765.1 million from $694.5 million in the prior year. Sales growth was 3.6% after excluding the positive effect of foreign currency of 4.2% and the positive effect of acquisitions of 2.4%.

Net sales for the Paints segment increased 4.1% to $228.7 million in the quarter compared to the prior year. Excluding the positive effect of foreign currency exchange, core sales growth in Paints was 1.7%. The increase in core sales was primarily driven by new home center store openings and new business from line extensions and product programs resulting from our branding initiatives. Net sales of the Coatings segment increased 14.3% to $471.4 million in the quarter compared to the prior year. The increase in sales was primarily due to favorable foreign currency exchange and the acquisitions of Teknos Nova Coil TNC Oy (TNC), H.B. Fuller’s powder coatings business and Aries. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Coatings was 5.0%. Coatings core sales growth was driven by our packaging, general industrial and coil product lines, particularly outside the U.S. Due to the seasonal nature of portions of the Company’s business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

In the first quarter of 2008, consolidated gross profit increased $11.4 million from the prior year to $210.5 million. As a percent of consolidated net sales, consolidated gross profit during the first quarter of 2008 decreased to 27.5% from 28.7%. The decrease in gross margins was largely attributable to raw material cost increases partially offset by higher selling prices.

Consolidated operating expenses (research and development, selling and administrative) increased 5.2% to $155.5 million (20.3% of consolidated net sales) in the quarter compared to $147.9 million (21.3% of consolidated net sales) in the first quarter of 2007. The dollar increase in operating expenses during the first quarter was due to increased sales volume and acquisitions. The decrease in operating expenses as a percent of sales for the quarter compared to last year was primarily driven by expense control and leverage from acquisition sales.

Earnings before interest and taxes (EBIT) increased $3.6 million or 7.3% from the prior year first quarter. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Paints segment decreased to $18.3 million from $19.6 million in the prior year. As a percent of net sales for the Paints segment, EBIT decreased to 8.0% from 8.9%. The dollar decrease in EBIT was mainly due to slower sales in our automotive refinish product line. In the first quarter of 2007, sales were strong in Europe due to increased solvent sales prior to the conversion to water-based automotive coatings. EBIT in the Coatings segment increased to $39.3 million from $34.6 million last year. As a percent of net sales for the Coatings segment, EBIT decreased to 8.3% from 8.4%. The decrease was primarily driven by higher raw material costs partially offset by increased selling prices to customers. EBIT in Other increased to a loss of $5.3 million from a loss of $5.4 million in the first quarter last year. As a percent of net sales for Other, EBIT increased to a loss of 8.1% from a loss of 8.7% last year. The increase was due to improved operating profit in the Other segment product lines. Due to the seasonal nature of portions of the Company’s business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense increased to $15.7 million in the first quarter of 2008 from $14.7 million in the first quarter of 2007, primarily due to increased debt levels offset by slightly lower average interest rates.

The effective tax rate increased from 30.8% in the first quarter of 2007 to 34.5% in the first quarter of 2008. The 2007 period included a one-time tax benefit for a decrease in non-U.S. statutory income tax rates. The effective income tax rate in 2008 includes the effect of the implementation of FIN 48.

Net income in the first quarter of 2008 increased 1.8% to $24.0 million or $.21 per diluted share. As described under “Earnings Per Share” above, adjusted net income per common share was $0.24 for the period ended January 25, 2008, compared to $0.23 in the 2007 period.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Financial Condition: The net cash used by operations was $1.3 million for the first three months of 2008, compared with net cash used by operations of $51.2 million for the first three months of 2007. The use of cash for operations was related to a net decrease in accounts payable and accrued liabilities and an increase in inventories and other current assets offset by a decrease in accounts receivable. Accounts payable and accrued liabilities decreased $46.0 million due the timing of disbursements. Inventories and other current assets increased primarily due to seasonal working capital build and growth in international operations. Accounts receivable decreased $38.6 million due to the timing of customer payments.

During the 2008 period, $88.9 million in proceeds from bank borrowings and sale of treasury stock and $13.8 million in proceeds from the divestiture of a product line (See note 3) were used to fund seasonal working capital needs as well as $64.6 million in acquisitions, $16.7 million in treasury stock repurchases, $14.0 million in dividend payments and $8.6 million in capital expenditures.

Capital expenditures for property, plant and equipment were $8.6 million in the first three months of 2008, compared with $12.4 million in the first three months of 2007. The Company anticipates capital spending in 2008 to be approximately $60 million.

The ratio of total debt to capital increased to 44.4% at the end of the first quarter of 2008 compared to 42.4% at the close of fiscal 2007. The total debt to capital ratio as of January 26, 2007 was 44.3%. Short term debt (notes payable plus current portion of long term debt) was $302.8 million at January 25, 2008. This debt included U.S. Commercial Paper as well as short term borrowings. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

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

The Company is also subject to interest rate risk. At January 25, 2008, approximately 55% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would increase the Company’s interest expense for the second quarter of 2008 by approximately $0.7 million.

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

PART II. OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 26, 2007.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	We made the following repurchases of equity securities during the quarter ended January 25, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/27/07 - 11/23/07	—	—	—	4,000,000
11/24/07 - 12/21/07	656,682	22.31	656,682	3,343,318
12/22/07 - 01/25/08	93,318	21.80	93,318	3,250,000

ITEM 6:    EXHIBITS

Exhibits

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION
Date: March 5, 2008	By	/s/Rolf Engh
Rolf Engh Secretary

Date: March 5, 2008	By	/s/Lori A. Walker
Lori A. Walker Senior Vice President and Chief Financial Officer