Form 10-Q
period 2008-04-25
VALSPAR CORP
filed 2008-06-04
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 25, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  1-3011

THE VALSPAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 29, 2008, The Valspar Corporation had 99,465,622 shares of common stock outstanding, excluding 18,977,002 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended April 25, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

	April 25, 2008	April 27, 2007	October 26, 2007
ASSETS	(Unaudited)	(Unaudited)	(Note)

CURRENT ASSETS:
Cash and cash equivalents	$77,917	$61,424	$84,948

Accounts and notes receivable less allowance (4/25/08-$11,651; 4/27/07-$14,184; 10/26/07-$10,598)	578,612	549,434	537,890

Inventories:
Manufactured products	207,798	174,589	172,431
Raw materials, supplies and work-in-process	112,456	115,330	119,257
	320,254	289,919	291,688

Deferred income taxes	28,012	31,195	25,597

Prepaid expenses and other	93,329	97,932	89,519

TOTAL CURRENT ASSETS	1,098,124	1,029,904	1,029,642

GOODWILL	1,374,422	1,423,307	1,298,951
INTANGIBLES, NET	605,447	360,450	590,649
OTHER ASSETS	14,369	67,679	15,156
LONG-TERM DEFERRED INCOME TAXES	2,456	2,121	3,487

PROPERTY, PLANT AND EQUIPMENT	1,044,806	942,590	1,002,914
Less accumulated depreciation	(528,089)	(462,104)	(488,518)
NET PROPERTY, PLANT AND EQUIPMENT	516,717	480,486	514,396

TOTAL ASSETS	$3,611,535	$3,363,947	$3,452,281

NOTE:  The Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS – CONTINUED

(DOLLARS IN THOUSANDS)

	April 25, 2008	April 27, 2007	October 26, 2007
LIABILITIES AND STOCKHOLDERS’ EQUITY	(Unaudited)	(Unaudited)	(Note)

CURRENT LIABILITIES:
Notes payable and commercial paper	$304,827	$35,542	$267,493
Current portion of long-term debt	27	450,027	100,028
Trade accounts payable	385,546	342,024	371,437
Income taxes	2,951	36,077	19,316
Accrued liabilities:	243,814	239,633	270,873

TOTAL CURRENT LIABILITIES	937,165	1,103,303	1,029,147

LONG-TERM DEBT, NET OF CURRENT PORTION	807,900	620,862	648,988

DEFERRED INCOME TAXES	219,724	198,217	239,321

DEFERRED LIABILITIES	178,798	163,328	116,686

HUARUN REDEEMABLE STOCK	43,170	28,857	37,342

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value – $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	320,261	297,775	312,343

Retained earnings	1,128,394	1,035,661	1,108,051

Other	130,620	42,687	81,871
	1,638,495	1,435,343	1,561,485
Less cost of Common Stock in treasury (4/25/08-19,004,144 shares; 4/27/07-18,324,318 shares; 10/26/07-17,807,651 shares)	213,717	185,963	180,688

TOTAL STOCKHOLDERS’ EQUITY	1,424,778	1,249,380	1,380,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,611,535	$3,363,947	$3,452,281

NOTE: The Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 25, 2008	April 27, 2007	April 25, 2008	April 27, 2007

Net sales	$836,379	$808,471	$1,601,503	$1,502,994

Cost of goods sold	592,118	561,590	1,146,777	1,057,029

Gross profit	244,261	246,881	454,726	445,965

Research and development	24,608	24,097	47,350	45,894

Selling and administrative	142,549	144,565	275,291	270,633

Income from operations	77,104	78,219	132,085	129,438

Interest expense	13,914	16,238	29,597	30,929

Other (income)/expense – net	1,309	(382)	3,943	2,044

Income before income taxes	61,881	62,363	98,545	96,465

Income taxes	21,034	20,847	33,683	31,351

Net income	$40,847	$41,516	$64,862	$65,114

Huarun redeemable stock accrual (1)	(2,915)	(5,067)	(5,829)	(10,134)

Net income available to common shareholders	$37,932	$36,449	$59,033	$54,980

Net income per common share – basic	$0.38	$0.36	$0.59	$0.54
Net income per common share – diluted	$0.38	$0.35	$0.59	$0.53

Average number of common shares outstanding
– basic	99,617,232	101,672,432	99,855,456	101,717,101
– diluted	100,180,834	103,371,264	100,556,774	103,453,373

Dividends paid per common share	$0.14	$0.13	$0.28	$0.26

(1) Huarun redeemable stock accrual reduced basic and diluted net income per common share three cents in the second quarter of 2008, six cents year to date in 2008, five cents in the second quarter of 2007 and ten cents year to date in 2007 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 25, 2008	April 27, 2007
OPERATING ACTIVITIES:
Net Income	$64,862	$65,114
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	35,458	31,783
Amortization	3,930	2,755
Stock-based compensation	3,474	4,534
(Gain)/loss on asset divestiture	580	92
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(14,100)	(50,874)
(Increase)/decrease in inventories and other current assets	(23,431)	(625)
Increase/(decrease) in trade accounts payable and accrued liabilities	(44,829)	(110,114)
Increase/(decrease) in income taxes payable	3,153	(3,282)
Increase/(decrease) in other deferred liabilities	(631)	5,818
Other	(2,016)	8,105

Net Cash (Used In)/Provided By Operating Activities	26,450	(46,694)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,833)	(32,185)
Acquired Businesses, net of cash	(64,647)	(114,375)
Cash proceeds on disposal of assets	19,113	—

Net Cash (Used In)/Provided By Investing Activities	(63,367)	(146,560)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowing	80,428	258,770
Proceeds from sale of treasury stock	11,248	15,971
Payments on deferred liability – excess cash – Huarun	—	(15,539)
Excess tax benefit from stock-based compensation	69	1,100
Treasury stock purchases	(39,675)	(15,821)
Retirement of common stock	—	(55,220)
Dividends paid	(27,934)	(26,545)

Net Cash (Used In)/Provided By Financing Activities	24,136	162,716

Increase/(Decrease) in Cash and Cash Equivalents	(12,781)	(30,538)
Effect of exchange rate changes on Cash and Cash Equivalents	5,750	3,724

Cash and Cash Equivalents at Beginning of Period	84,948	88,238
Cash and Cash Equivalents at End of Period	$77,917	$61,424

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 25, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $30.3 million at April 25, 2008, $39.2 million at October 26, 2007 and $39.0 million at April 27, 2007 of issued checks that had not cleared the Company’s bank accounts.

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

APRIL 25, 2008

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

Pro forma results of operations for the fiscal year 2007 acquisitions (TNC and H.B. Fuller’s powder coatings business) noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a rapidly growing supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The put and call rights are classified outside of shareholders’ equity in Huarun Redeemable Stock. The balance in Huarun Redeemable Stock was $43.2 million at April 25, 2008, $37.3 million at October 26, 2007 and $28.9 million at April 27, 2007.

The Huarun Redeemable Stock will be accrued to redemption value at each balance sheet date. The accrual, as well as any dividends, is shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $2.9 million and $5.8 million for the three and six-month periods ended April 25, 2008 and $5.1 million and $10.1 million for the three and six-month periods ended April 27, 2007, respectively. This accrual reduced basic and diluted income available to common shareholders by three and six cents per share for the three and six-month periods ended April 25, 2008 and five and ten cents per share for the three and six-month periods ended April 27, 2007, respectively. The net income per diluted share available to common shareholders was $0.38 and $0.59 for the three and six-month periods ended April 25, 2008 and $0.35 and $0.53 for the three and six-month periods ended April 27, 2007, respectively. Acquisition accounting will be applied upon exercise of the put or call option and acquisition of the underlying shares.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

Certain other shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The shares covered by the LTIP award were initially treated as liability awards under SFAS 123R. The pre-acquisition share awards were re-classified as equity awards in 2007 after the Company determined  it had no obligation to purchase the shares, and if it were to purchase the shares, the Company would purchase the shares at fair market value.

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. To reduce this liability, in 2007 the Company paid $4.6 million plus interest and $15.5 million plus interest in the second quarter and year-to-date periods, respectively. For the full year in 2007, the Company paid $19.7 million plus interest.

NOTE 4: COMPREHENSIVE INCOME

For the three and six-months ended April 25, 2008 and April 27, 2007, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 25, 2008	April 27, 2007	April 25, 2008	April 27, 2007
Net Income	$40,847	$41,516	$64,862	$65,114
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	32,351	5,088	48,293	18,194
Deferred gain (loss) on hedging activities	125	(1,328)	456	369
Minimum pension liability adjustment, net of tax	—	30	—	40

Total Comprehensive Income	$73,323	$45,306	$113,611	$83,717

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended April 25, 2008 increased from the end of fiscal 2007 by $75.5 million to $1,374.4 million. The increase is primarily due to the acquisition of Aries and foreign currency translation.

Total intangible asset amortization expense for the six-months ended April 27, 2008 was $3.9 million, compared to $2.8 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 25, 2008 is expected to be approximately $8.0 million annually.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 25, 2008	April 27, 2007	April 25, 2008	April 27, 2007
Net Sales:
Coatings	$493,928	$453,334	$965,333	$865,624
Paints	261,813	273,788	490,562	493,464
All Other	106,285	107,997	194,378	191,284
Less Intersegment Sales	(25,647)	(26,648)	(48,770)	(47,378)

Total Net Sales	$836,379	$808,471	$1,601,503	$1,502,994

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

EBIT
Coatings	$49,481	$45,583	$88,782	$80,165
Paints	23,518	30,342	41,818	49,985
All Other	2,796	2,676	(2,458)	(2,756)

Total EBIT	$75,795	$78,601	$128,142	$127,394

Interest	$13,914	$16,238	$29,597	$30,929

Income before Income Taxes	$61,881	$62,363	$98,545	$96,465

NOTE 7: FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. The Company enters into derivative financial instruments with high-credit quality counterparties and diversifies its positions among such counterparties to reduce its exposure to credit losses.

At April 25, 2008, the Company had an aggregate $100 million of notional amount interest rate swap contracts which have been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during Fiscal 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contracts are recognized in interest expense over the life of the contracts. Unrealized gains and losses are recorded in accumulated other comprehensive income and will be recognized in interest expense over the life of the swaps. There was an immaterial amount of ineffectiveness for these swaps recognized in interest expense for the quarter ended April 25, 2008. At April 27, 2007, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge under SFAS 133 to pay floating rates of interest based on LIBOR and to receive a fixed interest rate. The interest rate swap contract was reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contract were recognized in interest expense over the life of the contract. As the critical terms of the interest rate swap and hedged debt matched, there was an assumption of no ineffectiveness for this hedge. This contract matured on December 1, 2007.

At April 25, 2008, the Company had $10.1 million notional amount of forward foreign currency exchange contracts maturing during fiscal years 2008 and 2009. These forward foreign exchange contracts have been designated as hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Unrealized gains and losses will be recognized in other expense (income) when they occur. There was no ineffectiveness for these hedges.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

At April 25, 2008, the Company had no treasury locks in place. During 2007, the Company entered into $200 million notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt the company planned to issue during fiscal year 2007. This was in addition to the $100 million notional amount of treasury locks to hedge, or lock-in, interest rates the Company had outstanding as of October 27, 2006. We had designated the treasury locks entered into as cash flow hedges under SFAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. During April 2007, the Company issued $350 million of senior notes. At that time the $300 million treasury locks were terminated, yielding a deferred pre-tax gain of approximately $4.6 million. This gain is reflected in accumulated other comprehensive income in our consolidated balance sheets and is being reclassified ratably to our statements of income as a decrease to interest expense over the five and ten-year term of the related debt, respectively.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

Changes in the recorded amounts during the period are as follows (dollars in thousands):

	Six Months Ended
	April 25, 2008	April 27, 2007
Beginning balance, October	$85,142	$87,287
Change in accrual from previous fiscal year	—	(590)
Additional net deferred revenue/accrual made during the period	4,032	9,559
Payments made during the period	(4,890)	(8,685)
Ending balance	$84,284	$87,571

NOTE 9: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1.4 million ($0.9 million after tax) and $3.5 million ($2.2 million after tax) for the three and six-months ended April 25, 2008, respectively, compared to $2.3 million ($1.5 million after tax) and $4.5 million ($2.9 million after tax) for the three and six-months ended April 27, 2007, respectively.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a number of defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 25, 2008	April 27, 2007	April 25, 2008	April 27, 2007
Service cost	$945	$861	$1,889	$1,713
Interest cost	3,364	3,136	6,739	6,260
Expected return on plan assets	(3,922)	(3,735)	(7,862)	(7,459)
Amortization of transition asset	(8)	(31)	(17)	(62)
Amortization of prior service cost	183	167	367	335
Recognized actuarial (gain)/loss	759	875	1,522	1,746
Net periodic benefit cost	$1,321	$1,273	$2,638	$2,533

The net periodic benefit cost of the post-retirement medical benefits is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	April 25, 2008	April 27, 2007	April 25, 2008	April 27, 2007
Service cost	$292	$205	$584	$410
Interest cost	232	179	464	358
Amortization of prior service cost	(21)	(32)	(41)	(64)
Recognized actuarial (gain)/loss	97	63	194	126
Net periodic benefit cost	$600	$415	$1,201	$830

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

NOTE 11: RECLASSIFICATION

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

NOTE 12: INCOME TAXES

The Financial Accounting Standards Board (FASB) issued interpretation No. 48,”Accounting for Uncertainty in Income Taxes” (FIN 48), in June 2006. This statement clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by the Company on October 27, 2007, the first day of fiscal year 2008.

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

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) concluded its examination of the Company’s U.S. federal tax returns for the fiscal years ended 2004 and 2005 in April 2008. There were no material adjustments to the Company’s income tax expense or balance of unrecognized tax benefits reported at October 27, 2007 as a result of the IRS examination. The Company is currently under audit in several state and foreign jurisdictions. The Company also expects various statutes of limitation to expire during the year. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 13: RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk related contingent features in derivative agreements. Comparative disclosures for earlier periods are not required. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is the first quarter of fiscal year 2010 for the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

APRIL 25, 2008

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements.

In February 2008, FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or fiscal year 2010 for the Company. The Board indicated that the partial deferral would not be available to entities that have previously early adopted SFAS 157 in its entirety. Therefore, for fiscal years beginning after November 15, 2007, all companies would be required to implement SFAS 157 for all financial assets and financial liabilities measured at fair value (whether on a recurring or non-recurring basis), as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which change the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. Earlier adoption is prohibited. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview In the second quarter of fiscal 2008, sales increased compared to the prior year primarily due to favorable foreign currency exchange rates and the impact of acquisitions. Our packaging, coil and general industrial product lines performed well, which partially offset weak demand in our architectural and wood product lines resulting from the decline in the U.S. residential construction and housing markets. Gross margins were down compared to last year as a result of higher raw material costs. The Company has implemented price increases which have partially offset these raw material costs increases. The Company’s ability to return to historical levels of gross margins depends on its ability to implement further price increases to offset continuing increases in raw material costs. Operating expenses, as a percentage of sales, have decreased compared to the prior year due to expense controls and increased sales. The increase in debt from the end of fiscal year 2007 was driven by the acquisition of Aries Coil Coatings S.A. de C.V. (Aries) in December 2007 and by share repurchases.

Earnings Per Share: The Company accrued $2.9 million in the second quarter of 2008 and $5.8 million year to date for the Huarun Redeemable Stock related to the Huarun Paints acquisition (see Note 3 for further details). This compares to an accrual of $5.1 million for the second quarter of 2007 and $10.1 million year to date in 2007. The accrual reduced basic and diluted income available to common shareholders by three and six cents per share in the three and six-month periods ended April 25, 2008 and five and ten cents per share in the three and six-month periods ended April 27, 2007, respectively. The net income per share available to common shareholders was $0.38 and $0.59 for the three and six-month periods ended April 25, 2008 and $0.35 and $0.53 for the three and six-month periods ended April 27, 2007, respectively.

	Three Months Ended		Six Months Ended
	April 25, 2008	April 27, 2007	April 25, 2008	April 27, 2007
Net income per common share – diluted	$0.38	$0.35	$0.59	$0.53
Huarun redeemable stock accrual	0.03	0.05	0.06	0.10
Adjusted net income per common share – diluted	$0.41	$0.40	$0.65	$0.63

The above table includes a non-GAAP financial measure – “Adjusted net income per common share-diluted” – which excludes a non-cash accrual relating to the Huarun Redeemable Stock in connection with the Huarun Paints acquisition. Management discloses this measure because it believes this measure may assist investors in comparing the Company’s results of operations in the respective periods without regard to the effect on results in the 2007 and 2008 periods of the non-cash accrual relating to the Huarun Paints acquisition.

When the Huarun Redeemable Stock is redeemed, acquisition accounting will be applied.

Critical Accounting Policies: Other than the adoption of FIN 48, there were no material changes in the Company’s critical accounting policies during the three and six-month periods ended April 25, 2008.

Operations: Consolidated net sales increased 3.5% for the second quarter of 2008 to $836.4 million from $808.5 million in the prior year. Sales growth was negative 2.6% after excluding the positive effect of foreign currency of 3.7% and the positive effect of acquisitions of 2.4%. Consolidated net sales increased 6.6% for the six-month period in 2008 to $1,601.5 million from $1,503.0 million in the prior year. Sales growth was 0.3% after excluding the positive effect of foreign currency of 3.9% and the positive effect of acquisitions of 2.4%.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net sales of the Coatings segment increased 9.0% to $493.9 million in the quarter compared to the prior year. Net sales increased 11.5% to $965.3 million year-to-date compared to the same period last year. The increase in sales was primarily due to favorable foreign currency exchange and acquisitions. The second quarter and year-to-date periods of 2008 included the positive effect of the acquisitions of Teknos Nova Coil TNC Oy (TNC) and Aries while the year-to-date period also included the positive effect of the acquisition of H.B. Fuller’s powder coatings business. Before acquisitions and excluding the positive effect of foreign currency exchange, core sales growth in Coatings was negative 0.1% and positive 2.3% for the second quarter and year-to-date periods, respectively. Coatings core sales growth year to date was driven by our packaging, general industrial and coil product lines partially offset by soft sales in the wood coatings product line related to continued weakness in the U.S. residential construction and housing markets. Net sales for the Paints segment decreased 4.4% to $261.8 million in the quarter compared to the prior year. Net sales decreased 0.6% to $490.6 million year to date compared to the same period last year. Excluding the positive effect of foreign currency exchange, core sales growth in Paints was negative 6.5% and negative 2.8% in the second quarter and year-to-date periods, respectively. Sales in our architectural product line have been adversely affected by continued weakness in the U.S. residential construction and housing markets. Due to the seasonal nature of portions of the Company’s business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

In the second quarter of 2008, consolidated gross profit decreased $2.6 million compared to the prior year to $244.3 million. As a percent of consolidated net sales, consolidated gross profit during the second quarter of 2008 decreased to 29.2% from 30.5%. For the six-month period, consolidated gross profit increased $8.8 million to $454.7 million. As a percent of consolidated net sales, consolidated gross profit for the six-month period of 2008 decreased to 28.4% from 29.7%. The decrease in gross margins was primarily driven by raw material cost increases, partially offset by higher selling prices.

Consolidated operating expenses (research and development, selling and administrative) decreased 0.9% to $167.2 million (20.0% of consolidated net sales) in the second quarter of 2008 compared to $168.7 million (20.9% of consolidated net sales) in the second quarter of 2007. For the six-month period of 2008, consolidated operating expenses increased 1.9% to $322.6 million (20.1% of consolidated net sales) compared to $316.5 million (21.1% of consolidated net sales) in the prior year. The decrease in operating expenses as a percent of sales for the quarter and year to date compared to last year was primarily driven by expense control and increased sales.

Earnings before interest and taxes (EBIT) decreased $2.8 million or 3.6% from the prior year second quarter. EBIT for the six-month period increased $0.7 million or 0.6% compared to the same period in the prior year. Foreign currency exchange fluctuation had an immaterial effect on EBIT. EBIT in the Coatings segment increased to $49.5 million from $45.6 million last year. Year-to-date EBIT in the Coatings segment increased to $88.8 million from $80.2 million in the prior year. As a percent of net sales for the Coatings segment, EBIT decreased to 10.0% from 10.1% in the prior year second quarter and decreased to 9.2% from 9.3% in the prior year-to-date period. The decrease as a percentage of sales was primarily driven by higher raw material costs, offset by increased selling prices to customers. EBIT in the Paints segment decreased to $23.5 million from $30.3 million in the prior year. Year-to-date EBIT in the Paints segment decreased to $41.8 million from $50.0 million in the prior year. As a percent of net sales for the Paints segment, EBIT decreased to 9.0% from 11.1% in the prior year second quarter and decreased to 8.5% from 10.1% in the prior year-to-date period. The decrease was primarily driven by higher raw material costs, partially offset by increased selling prices to customers. EBIT in Other increased to $2.8 million from $2.7 million in the second quarter last year. Year-to-date EBIT in Other improved to negative $2.5 million from negative $2.8 million in the prior year. As a percent of net sales for Other, EBIT increased to 3.5% from 3.3% in the second quarter last year and improved to negative 1.7% from negative 1.9% in the prior year-to-date period. Due to the seasonal nature of portions of the Company’s business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest expense decreased to $13.9 million in the second quarter of 2008 from $16.2 million in the second quarter of 2007. Year to date interest expense decreased to $29.6 million compared to $30.9 million in 2007. The second quarter and year to date decrease is primarily due to lower average interest rates partially offset by higher average debt levels.

The effective tax rate increased to 34.0% in the second quarter of 2008 from 33.4% in the second quarter of 2007. The year to date tax rate was 34.2% compared to 32.5% in 2007. The effective income tax rate in 2008 includes the effect of the implementation of FIN 48.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Net income in the second quarter of 2008 decreased 1.6% to $40.8 million or $0.38 per diluted share. For the six-month period, net income decreased 0.4% to $64.9 million or $0.59 per diluted share. As described under “Earnings Per Share” above, adjusted net income per common share was $0.41 and $0.65 for the three and six-month periods ended April 25, 2008, compared to $0.40 and $0.63 for the same periods in 2007, respectively.

Financial Condition: Net cash generated by operations was $26.5 million for the first six months of 2008, compared with net cash used by operations of $46.7 million for the first six months of 2007. The cash was generated by net income, partially offset by a decrease in accounts payable and accrued liabilities, an increase in inventories and other current assets and an increase in accounts receivable. Accounts payable and accrued liabilities decreased $44.8 million due to the timing of disbursements. Inventories and other current assets increased $23.4 million due to seasonal working capital needs. Accounts receivable increased $14.1 million due to the timing of customer payments.

During the 2008 period, cash provided by operations, $91.7 million in proceeds from bank borrowings and sale of treasury stock and $19.1 million in proceeds from the divestiture of a product line (see note 3) and sale of assets were used to fund $64.6 million in acquisitions, $39.7 million in treasury stock repurchases, $27.9 million in dividend payments and $17.8 million in capital expenditures.

Capital expenditures for property, plant and equipment were $17.8 million in the first six months of 2008, compared with $32.2 million in the first six months of 2007. The Company anticipates capital spending in 2008 to be approximately $45 million.

The ratio of total debt to capital increased to 43.9% at the end of the second quarter of 2008 compared to 42.4% at the close of fiscal 2007. The total debt to capital ratio as of April 27, 2007 was 47.0%. Short term debt (notes payable plus current portion of long term debt) was $304.9 million at April 25, 2008. This debt included U.S. Commercial Paper as well as short term borrowings. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

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

The Company is also subject to interest rate risk. At April 25, 2008, approximately 46% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would increase the Company’s interest expense for the third quarter of 2008 by approximately $0.5 million.

ITEM 4:	CONTROLS AND PROCEDURES

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 25, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 25, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on the Company’s Form 10-K for the year ended October 26, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.
(b)	Not applicable.
(c)	We made the following repurchases of equity securities during the quarter ended April 25, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/26/08 - 2/22/08	16,300	22.00	16,300	3,233,700
2/23/08 - 3/21/08	1,083,700	20.88	1,083,700	2,150,000
3/22/08 - 4/25/08	—	—	—	2,150,000

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on February 27, 2008, the stockholders took the following actions:

(i) The stockholders elected three directors in Class I for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
Janel S. Haugarth	91,234,748	2,659,155
William L. Mansfield	86,890,507	7,003,396
Richard L. White	90,985,176	2,908,727

(ii) The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008. 93,162,745 votes were cast for the resolution; 588,328 votes were cast against the resolution; shares representing 142,829 votes abstained; and there were no broker non-votes.

ITEM 6:	EXHIBITS

Exhibits

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-OxleyAct of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION
Date: June 4, 2008	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: June 4, 2008	By	/s/ Lori A. Walker
Lori A. Walker Senior Vice President and Chief Financial Officer