Form 10-Q
period 2008-07-25
VALSPAR CORP
filed 2008-09-03
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 25, 2008

or

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

As of August 28, 2008, The Valspar Corporation had 99,788,510 shares of common stock outstanding, excluding 18,654,114 shares held in treasury. The Company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended July 25, 2008

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	July 25, 2008	July 27, 2007	October 26, 2007
	(Unaudited)	(Unaudited)	(Note)
CURRENT ASSETS:
Cash and cash equivalents	$101,114	$83,954	$84,948

Accounts and notes receivable less allowance (7/25/08-$12,760; 7/27/07-$10,633; 10/26/07-$10,598)	651,925	568,877	537,890

Inventories:
Manufactured products	193,965	187,005	172,431
Raw materials, supplies and work-in-process	113,676	120,478	119,257
Total inventories	307,641	307,483	291,688

Deferred income taxes	28,552	31,508	25,597

Prepaid expenses and other	92,539	100,370	89,519

TOTAL CURRENT ASSETS	1,181,771	1,092,192	1,029,642

GOODWILL	1,379,393	1,298,077	1,298,951
INTANGIBLES, NET	607,924	536,317	590,649
OTHER ASSETS	15,597	73,659	15,156
LONG-TERM DEFERRED INCOME TAXES	2,264	2,195	3,487

PROPERTY, PLANT AND EQUIPMENT	1,058,117	971,313	1,002,914
Less accumulated depreciation	(546,777)	(478,111)	(488,518)
NET PROPERTY, PLANT AND EQUIPMENT	511,340	493,202	514,396

TOTAL ASSETS	$3,698,289	$3,495,642	$3,452,281

NOTE:	The Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 25, 2008	July 27, 2007	October 26, 2007
	(Unaudited)	(Unaudited)	(Note)
CURRENT LIABILITIES:
Notes payable and commercial paper	$301,105	$347,407	$267,493
Current portion of long-term debt	19	100,028	100,028
Trade accounts payable	436,897	398,930	371,437
Income taxes	8,089	35,399	19,316
Accrued liabilities	264,228	253,235	270,873

TOTAL CURRENT LIABILITIES	1,010,338	1,134,999	1,029,147

LONG-TERM DEBT, NET OF CURRENT PORTION	783,744	603,351	648,988

DEFERRED INCOME TAXES	223,752	241,767	239,321

DEFERRED LIABILITIES	160,576	158,880	116,686

TOTAL LIABILITIES	2,178,410	2,138,997	2,034,142

HUARUN REDEEMABLE STOCK	46,219	33,924	37,342

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	322,486	303,155	312,343

Retained earnings	1,158,404	1,075,762	1,108,051

Other	145,593	66,694	81,871
	1,685,703	1,504,831	1,561,485
Less cost of Common Stock in treasury (7/25/08-18,855,276 shares; 7/27/07-17,944,651 shares; 10/26/07-17,807,651 shares)	212,043	182,110	180,688

TOTAL STOCKHOLDERS’ EQUITY	1,473,660	1,322,721	1,380,797

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,698,289	$3,495,642	$3,452,281

NOTE: The Balance Sheet at October 26, 2007 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007

Net sales	$957,683	$893,498	$2,559,186	$2,396,492

Cost of goods sold	682,981	614,976	1,829,758	1,672,005

Gross profit	274,702	278,522	729,428	724,487

Research and development	25,063	24,096	72,413	69,991

Selling and administrative	163,297	149,981	438,588	420,613

Income from operations	86,342	104,445	218,427	233,883

Interest expense	13,862	16,033	43,459	46,962

Other (income)/expense – net	1,928	1,301	5,871	3,345

Income before income taxes	70,552	87,111	169,097	183,576

Income taxes	23,563	28,894	57,246	60,245

Net income	$46,989	$58,217	$111,851	$123,331

Huarun redeemable stock accrual (1)	(3,049)	(5,067)	(8,877)	(15,201)

Net income available to common shareholders	$43,940	$53,150	$102,974	$108,130

Net income per common share – basic	$0.44	$0.53	$1.03	$1.07
Net income per common share – diluted	$0.44	$0.52	$1.03	$1.05

Average number of common shares outstanding
– basic	99,280,953	100,008,949	99,663,955	101,147,717
– diluted	99,835,078	101,836,291	100,314,575	102,938,740

Dividends paid per common share	$0.14	$0.13	$0.42	$0.39

(1) Huarun redeemable stock accrual reduced basic and diluted net income per common share three cents in the third quarter of 2008, nine cents year to date in 2008, five cents in the third quarter of 2007 and fifteen cents year to date in 2007 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 25, 2008	July 27, 2007
OPERATING ACTIVITIES:
Net Income	$111,851	$123,331
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	53,054	47,362
Amortization	5,924	4,150
Stock-based compensation	4,911	6,881
(Gain)/loss on asset divestiture	814	63
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(83,307)	(65,791)
(Increase)/decrease in inventories and other current assets	(7,606)	(17,341)
Increase/(decrease) in trade accounts payable and accrued liabilities	18,718	(44,547)
Increase/(decrease) in income taxes payable	8,322	(3,816)
Increase/(decrease) in other deferred liabilities	(6,710)	7,498
Other	2,402	(1,457)

Net Cash (Used In)/Provided By Operating Activities	108,373	56,333

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(26,393)	(47,677)
Acquired businesses, net of cash	(64,647)	(114,375)
Cash proceeds on disposal of assets	19,113	—

Net Cash (Used In)/Provided By Investing Activities	(71,927)	(162,052)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowing	51,660	201,901
Proceeds from sale of treasury stock	13,708	22,862
Payments on deferred liability – excess cash – Huarun	(11,390)	(19,734)
Excess tax benefit from stock-based compensation	113	1,811
Treasury stock purchases	(39,675)	(15,821)
Retirement of common stock	0	(55,228)
Dividends paid	(41,863)	(39,592)

Net Cash (Used In)/Provided By Financing Activities	(27,447)	96,199

Increase/(Decrease) in Cash and Cash Equivalents	8,999	(9,520)
Effect of exchange rate changes on Cash and Cash Equivalents	7,167	5,236

Cash and Cash Equivalents at Beginning of Period	84,948	88,238
Cash and Cash Equivalents at End of Period	$101,114	$83,954

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (“the Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 25, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $26.4 million at July 25, 2008, $39.2 million at October 26, 2007 and $35.1 million at July 27, 2007 of issued checks that had not cleared the Company’s bank accounts.

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

JULY 25, 2008

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

In July 2006, the Company acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. Certain of the shares not purchased by the Company at the closing are subject to various put and call rights. The put and call rights are classified outside of shareholders’ equity in Huarun Redeemable Stock. The balance in Huarun Redeemable Stock was $46.2 million at July 25, 2008, $37.3 million at October 26, 2007 and $33.9 million at July 27, 2007.

The Huarun Redeemable Stock will be accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common shareholders. The Company accrued $3.0 million and $8.9 million for the three and nine-month periods ended July 25, 2008 and $5.1 million and $15.2 million for the three and nine-month periods ended July 27, 2007, respectively. This accrual reduced basic and diluted income available to common shareholders by three and nine cents per share for the three and nine-month periods ended July 25, 2008 and five and fifteen cents per share for the three and nine-month periods ended July 27, 2007, respectively. Acquisition accounting will be applied upon exercise of the outstanding put or call option and acquisition of the underlying shares.

Subsequent to the end of the third quarter, certain minority shareholders exercised their option to sell shares to the Company. Acquisition accounting was applied upon the exercise of the put options and the acquisition of the shares. After the redemption, the Company now owns approximately 85.8% of the outstanding shares of Huarun Paints.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

The terms of the acquisition also require the Company to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. To reduce this liability, for the three and nine-month periods ended July 25, 2008, the Company paid $11.4 million plus interest. In 2007, the Company paid $4.2 million plus interest in the third quarter and $19.7 million plus interest for the full year to reduce this liability.

NOTE 4: COMPREHENSIVE INCOME

For the three and nine months ended July 25, 2008 and July 27, 2007, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Net Income	$46,989	$58,217	$111,851	$123,331
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	14,500	24,378	62,793	42,572
Deferred gain (loss) on hedging activities	473	(401)	929	(32)
Minimum pension liability adjustment, net of tax	0	30	0	70

Total Comprehensive Income	$61,962	$82,224	$175,573	$165,941

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended July 25, 2008 increased from the end of fiscal 2007 by $80.4 million to $1,379.4 million. The increase is primarily due to the acquisition of Aries and foreign currency translation.

Total intangible asset amortization expense for the nine-months ended July 25, 2008 was $5.9 million, compared to $4.2 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 25, 2008 is expected to be approximately $8.0 million annually.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Net Sales:
Coatings	$543,277	$484,298	$1,508,610	$1,349,922
Paints	335,692	325,749	826,254	819,213
All Other	107,569	120,989	301,947	312,273
Less Intersegment Sales	(28,855)	(37,538)	(77,625)	(84,916)

Total Net Sales	$957,683	$893,498	$2,559,186	$2,396,492

EBIT
Coatings	$52,061	$58,477	$140,843	$138,642
Paints	29,432	36,126	71,250	86,111
All Other	2,921	8,541	463	5,785

Total EBIT	$84,414	$103,144	$212,556	$230,538

Interest	$13,862	$16,033	$43,459	$46,962

Income before Income Taxes	$70,552	$87,111	$169,097	$183,576

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

NOTE 7: FINANCIAL INSTRUMENTS

The Company’s involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. The Company enters into derivative financial instruments with high-credit quality counterparties and diversifies its positions among such counterparties to reduce its exposure to credit losses.

At July 25, 2008, the Company had an aggregate $100 million of notional amount interest rate swap contracts which have been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contracts are recognized in interest expense over the life of the contracts. Unrealized gains and losses are recorded in accumulated other comprehensive income and will be recognized in interest expense over the life of the swaps. There was an immaterial amount of ineffectiveness for these swaps recognized in interest expense for the quarter ended July 25, 2008. At July 27, 2007, the Company had a $100 million notional amount interest rate swap contract designated as a fair value hedge under SFAS 133 to pay floating rates of interest based on LIBOR and to receive a fixed interest rate. The interest rate swap contract was reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contract were recognized in interest expense over the life of the contract. As the critical terms of the interest rate swap and hedged debt matched, there was an assumption of no ineffectiveness for this hedge. This contract matured on December 1, 2007.

At July 25, 2008, the Company had $10.1 million notional amount of forward foreign currency exchange contracts maturing during fiscal years 2008 and 2009. These forward foreign exchange contracts have been designated as hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Unrealized gains and losses will be recognized in other expense (income) when they occur. There was no ineffectiveness for these hedges.

At July 25, 2008, the Company had no treasury locks in place. During 2007, the Company entered into $200 million notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt the company planned to issue during fiscal year 2007. This was in addition to the $100 million notional amount of treasury locks to hedge, or lock-in, interest rates the Company had outstanding as of October 27, 2006. The Company had designated the treasury locks entered into as cash flow hedges under SFAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. During April 2007, the Company issued $350 million of senior notes. At that time the $300 million treasury locks were terminated, yielding a deferred pre-tax gain of approximately $4.6 million. This gain is reflected in accumulated other comprehensive income in our consolidated balance sheets and is being reclassified ratably to our statements of income as a decrease to interest expense over the five and ten-year term of the related debt, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

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

Changes in the recorded amounts during the period are as follows:

(Dollars in thousands)	Nine Months Ended
	July 25, 2008	July 27, 2007
Beginning balance, October	$85,142	$87,287
Change in accrual from previous fiscal year	—	(990)
Additional net deferred revenue/accrual made during the period	6,516	13,922
Payments made during the period	(9,561)	(12,467)
Ending balance	$82,097	$87,752

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

NOTE 9: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1.4 million ($0.9 million after tax) and $4.9 million ($3.2 million after tax) for the three and nine-months ended July 25, 2008, respectively, compared to $2.4 million ($1.5 million after tax) and $6.9 million ($4.4 million after tax) for the three and nine-months ended July 27, 2007, respectively.

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a number of defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. The Company funds the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Service cost	$955	$874	$2,844	$2,586
Interest cost	3,374	3,152	10,113	9,412
Expected return on plan assets	(3,923)	(3,748)	(11,785)	(11,207)
Amortization of transition asset	(8)	(31)	(25)	(93)
Amortization of prior service cost	184	168	551	504
Recognized actuarial (gain)/loss	759	878	2,281	2,624
Net periodic benefit cost	$1,341	$1,293	$3,979	$3,826

The net periodic benefit cost of the post-retirement medical benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Service cost	$292	$205	$876	$615
Interest cost	232	179	696	537
Amortization of prior service cost	(20)	(32)	(61)	(96)
Recognized actuarial (gain)/loss	97	63	291	189
Net periodic benefit cost	$601	$415	$1,802	$1,245

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

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

NOTE 13: RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income (OCI) location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk related contingent features in derivative agreements. Comparative disclosures for earlier periods are not required. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is the second quarter of fiscal year 2009 for the Company.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2008

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements by the Company.

In February 2008, FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or fiscal year 2010 for the Company. FASB indicated that the partial deferral would not be available to entities that have previously early adopted SFAS 157 in its entirety. Therefore, for fiscal years beginning after November 15, 2007, all companies would be required to implement SFAS 157 for all financial assets and financial liabilities measured at fair value (whether on a recurring or non-recurring basis), as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. The Company is currently evaluating the impact of SFAS 157 on its financial statements.

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

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which changed the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is fiscal year 2010 for the Company. Earlier adoption is prohibited. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: In the third quarter of fiscal year 2008, sales increased compared to the prior year due primarily to favorable foreign currency exchange rates, the impact of acquisitions and selling price increases. Demand for the Company’s products in international markets remained strong, and the Coatings segment performed well. The Company continues to see weak demand for architectural paints and wood coatings product lines mainly due to the decline in the U.S. housing market. Gross margins were down compared to last year as a result of higher raw material costs. The Company has implemented price increases that have partially offset these raw material cost increases. The Company’s ability to return to historical levels of gross margins depends on its ability to implement further price increases to offset continuing increases in raw material costs. Operating expenses for the quarter, as a percentage of net sales, have increased compared to the prior year due to higher incentive compensation and restructuring charges offset by lower brand spending and expense controls. The increase in debt from the end of fiscal year 2007 was driven by the acquisition of Aries Coil Coatings S.A. de C.V. (Aries) in December 2007 and by share repurchases in the first two quarters of 2008.

During the third quarter the Company initiated a comprehensive series of actions to lower its cost structure and further increase its operational efficiency. The initial phase of the restructuring actions, which began in the third quarter of 2008, resulted in pre-tax charges of $3.9 million or $0.03 per share after tax. Restructuring activities will continue in the fourth quarter of 2008 and into fiscal year 2009.

Earnings Per Share: The Company accrued $3.0 million in the third quarter of 2008 and $8.9 million year to date for the Huarun Redeemable Stock related to the Huarun Paints acquisition (see Note 3 for further details). This compares to an accrual of $5.1 million for the third quarter of 2007 and $15.2 million year to date in 2007. The accrual reduced basic and diluted income available to common shareholders by three and nine cents per share in the three and nine-month periods ended July 25, 2008 and by five and fifteen cents per share in the three and nine-month periods ended July 27, 2007, respectively. The net income per share available to common shareholders was $0.44 and $1.03 for the three and nine-month periods ended July 25, 2008, and $0.52 and $1.05 for the three and nine-month periods ended July 27, 2007, respectively.

	Three Months Ended		Nine Months Ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Net income per common share – diluted	$0.44	$0.52	$1.03	$1.05
Huarun redeemable stock accrual	0.03	0.05	0.09	0.15
Adjusted net income per common share – diluted	$0.47	$0.57	$1.12	$1.20

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

Critical Accounting Policies: Other than the adoption of FIN 48 in the first quarter of 2008, there were no material changes in the Company’s critical accounting policies during the three and nine-month periods ended July 25, 2008.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Operations:

Net Sales	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 25, 2008	July 27, 2007	% Change	July 25, 2008	July 27, 2007	% Change
Coatings	$543.3	$484.3	12.2%	$1,508.6	$1,349.9	11.8%
Paints	335.7	325.7	3.1%	826.3	819.2	0.9%
All Other	78.7	83.5	-5.7%	224.3	227.4	-1.3%
Consolidated Net Sales	$957.7	$893.5	7.2%	$2,559.2	$2,396.5	6.8%

•

Consolidated Net Sales – Sales growth for the third quarter of 2008 was 0.6% after excluding the positive effect of foreign currency of 3.9% and the positive effect of acquisitions of 2.7%. Sales growth year-to-date was 0.4% after excluding the positive effect of foreign currency of 3.9% and the positive effect of acquisitions of 2.5%. The core growth for the third quarter and year-to-date periods was due primarily to increased selling prices partially offset by lower demand resulting from the decline in the U.S. housing market.

•

Coatings Segment Net Sales – Sales growth for the third quarter of 2008 was 2.2% after excluding the positive effect of foreign currency of 5.2% and the positive effect of acquisitions of 4.8%. Sales growth year-to-date was 2.3% after excluding the positive effect of foreign currency of 5.2% and the positive effect of acquisitions of 4.3%. Core sales growth for the quarter and year-to-date periods was driven by the Company’s packaging, general industrial and coil product lines partially offset by soft sales in the wood coatings product line resulting from continued weakness in the U.S. housing market.

•

Paints Segment Net Sales – Sales growth for the third quarter of 2008 was 0.2% after excluding the positive effect of foreign currency of 2.7% and the positive effect of acquisitions of 0.2%. Core growth in the quarter was due primarily to increased selling prices. Sales growth year-to-date was negative 1.6% after excluding the positive effect of foreign currency of 2.3% and the positive effect of acquisitions of 0.2%. Sales in the Company’s architectural product line have been adversely affected by continued weakness in the U.S. housing market. This decline was partially offset by growth in the Huarun Paints architectural product line.

•

All Other Net Sales – The Other category includes resins, colorants, gelcoats and the Company’s furniture repair business. Sales growth for the third quarter of 2008 was negative 7.1% after excluding the positive effect of foreign currency of 1.4%. Sales growth year-to-date was negative 3.4% after excluding the positive effect of foreign currency of 2.1%. The impact of the weak U.S. housing market drove the third quarter and year-to-date period declines.

Due to the seasonal nature of portions of the Company’s business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Gross Profit	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Consolidated Gross Profit	$274.7	$278.5	$729.4	$724.5
As a percent of Net Sales	28.7%	31.2%	28.5%	30.2%

•

Gross Profit – The decrease in gross margins was driven primarily by the lag between higher raw material costs and the impact of selling price increases. Gross margins for the third quarter of 2008 included restructuring charges of $2.8 million or 0.2% of net sales.

Operating Expenses *	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Consolidated Operating Expenses	$188.4	$174.1	$511.0	$490.6
As a percent of Net Sales	19.7%	19.5%	20.0%	20.5%
* Includes research and development, selling and administrative costs. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 8.2% to $188.4 million in the third quarter of 2008 compared to the prior year. Consolidated operating expenses increased 4.2% to $511.0 million year-to-date compared to prior year. The third quarter of 2008 included restructuring charges of $1.1 million.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, consolidated operating expenses increased 0.2 percentage points for the third quarter compared to last year. In addition to the restructuring charges, the increase is due to higher incentive compensation partially offset by lower brand spending and expense controls. As a percentage of consolidated net sales, consolidated operating expenses decreased 0.5 percentage points for the year-to-date period compared to last year. This year- to-date decrease was driven primarily by expense controls, lower brand spending and increased sales partially offset by higher incentive compensation.

EBIT	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Coatings	$52.1	$58.5	$140.8	$138.6
As a percent of Net Sales	9.6%	12.1%	9.3%	10.3%

Paints	$29.4	$36.1	$71.3	$86.1
As a percent of Net Sales	8.8%	11.1%	8.6%	10.5%

All Other	$2.9	$8.5	$0.5	$5.8
As a percent of Net Sales	3.7%	10.2%	0.2%	2.5%

Consolidated EBIT	$84.4	$103.1	$212.6	$230.5
As a percent of Net Sales	8.8%	11.5%	8.3%	9.6%

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

•

Consolidated EBIT – EBIT for the third quarter of 2008 decreased $18.7 million or 18.2% compared to the prior year. EBIT for the nine-month period of 2008 decreased $18.0 million or 7.8% compared to prior year. The third quarter of 2008 included restructuring charges of $3.9 million. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

•

Coatings Segment EBIT – The EBIT decrease as a percentage of net sales for the third quarter and year-to-date periods was driven primarily by the lag between higher raw material costs and the impact of increased selling prices. The third quarter of 2008 included restructuring charges of $1.0 million.

•

Paints Segment EBIT – The EBIT decrease as a percentage of net sales for the third quarter and year-to-date periods was driven primarily by the lag between higher raw material costs and the impact of increased selling prices. The third quarter of 2008 included restructuring charges of $2.3 million.

•

All Other EBIT – The Other category includes resins, colorants, gelcoats, the Company’s furniture repair business and corporate expenses. The decrease for the third quarter and year-to-date periods was due primarily to the decrease in net sales and the lag between higher raw material costs and the impact of increased selling prices. The third quarter of 2008 included restructuring charges of $0.6 million.

Due to the seasonal nature of portions of the Company’s business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Consolidated Interest Expense	$13.9	$16.0	$43.5	$47.0

•	Interest Expense – The third quarter and year to date decrease is due primarily to lower average interest rates partially offset by higher average debt levels.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 25, 2008	July 27, 2007	July 25, 2008	July 27, 2007
Effective Tax Rate	33.4%	33.2%	33.9%	32.8%

•

Effective Tax Rate – The 2008 effective income tax rate reflects certain discrete items resulting from the implementation of FIN 48. The Company expects the annual income tax rate to be 34% to 34.5% going forward.

Net Income	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share amounts)	July 25, 2008	July 27, 2007	% Change	July 25, 2008	July 27, 2007	% Change
Consolidated Net Income	$47.0	$58.2	-19.3%	$111.9	$123.3	-9.3%

Earning Per Share	$0.44	$0.52		$1.03	$1.05

•

Net Income – As described under “Earnings Per Share” on page 15, adjusted net income per common share was $0.47 and $1.12 for the three and nine-month periods ended July 25, 2008, compared to $0.57 and $1.20 for the same periods in 2007, respectively. Net income for the third quarter of 2008 included an after tax restructuring charge of $0.03 per share.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – CONTINUED

Financial Condition: Net cash generated by operations was $108.4 million for the first nine months of 2008, compared with $56.3 million for the first nine months of 2007. The cash was generated by net income and a net increase in accounts payable and accrued liabilities, partially offset by increases in accounts and notes receivable and inventories and other current assets. The net balance of accounts payable and accrued liabilities increased $18.7 million due primarily to the timing of disbursements. Accounts receivable increased $83.3 million due to the timing of customer payments, increase in net sales and change in customer mix. Inventories and other current assets increased $7.6 million due to seasonal working capital needs.

During the 2008 period, cash provided by operations, $65.4 million in proceeds from bank borrowings and sale of treasury stock and $19.1 million in proceeds from the divestiture of a product line (see Note 3) and sale of assets, were used to fund $64.6 million in acquisitions, $41.9 million in dividend payments, $39.7 million in treasury stock repurchases, $26.4 million in capital expenditures and $11.4 million to reduce the deferred liability for excess cash related to the Huarun Paints acquisition (see Note 3 for further details).

Capital expenditures for property, plant and equipment were $26.4 million in the first nine months of 2008, compared with $47.7 million in the first nine months of 2007. The Company anticipates capital spending in 2008 to be approximately $45 million.

The ratio of total debt to capital was 42.4% at July 25, 2008, compared to 42.4% at October 26, 2007 and 44.3% at July 27, 2007. Short-term debt (notes payable plus current portion of long-term debt) was $301.1 million at July 25, 2008. This debt included U.S. Commercial Paper as well as short-term borrowings. The Company believes its cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet its current and projected needs for financing.

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

The Company is also subject to interest rate risk. At July 25, 2008, approximately 45% of the Company’s total debt consisted of floating rate debt. From time to time, the Company may enter into interest rate swaps to hedge a portion of either its variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would increase the Company’s interest expense for the fourth quarter of 2008 by approximately $0.4 million.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 25, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 25, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

THE VALSPAR CORPORATION
Date: September 3, 2008	By	/s/ Rolf Engh
Rolf Engh Secretary

Date: September 3, 2008	By	/s/ Lori A. Walker
Lori A. Walker Senior Vice President and Chief Financial Officer