Form 10-K
period 2008-10-31
VALSPAR CORP
filed 2008-12-23
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to _________________

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

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 25, 2008 was $1.7 billion based on the closing sales price of $22.03 per share as reported on the New York Stock Exchange. As of December 16, 2008, 100,024,908 shares of Common Stock, $.50 par value per share (net of 18,417,716 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

The Valspar Corporation Notice of 2009 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year ended October 31, 2008 (to the extent described herein) is incorporated by reference into Part III hereof.

The Valspar Corporation
Form 10-K

PART I

ITEM 1	BUSINESS

OVERVIEW
The Valspar Corporation is a leading global coatings and paints manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2008 from our Coatings and Paints segments were $2,053.7 million and $1,127.1 million, respectively. Our total net sales in 2008 were $3,482.4 million.

Our Coatings segment includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to original equipment manufacturing (OEM) customers. Products within our Coatings segment include primers, top coats, varnishes, inks, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including building products, appliances, furniture, transportation, agricultural and construction equipment, metal packaging and metal fabrication. We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electrodeposition, powder, solvent-based, waterborne and UV light-cured coatings. This segment includes our packaging product line and our three industrial product lines: coil, general industrial and wood.

Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has occurred in this product line, and we have responded by offering a wide variety of packaging coatings products throughout the world.

Our coil coatings are applied to metal coils that are used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. We believe we are the largest supplier of coil coatings in North America. With our broad technology portfolio, we believe we are poised for growth in Asia, South America and Northern and Eastern Europe. The joint venture we established in January 2007 with Tekno S.A. in Brazil strengthened our position in South America, and in the fourth quarter of 2008, we acquired the remaining shares of this business. Our August 2007 acquisition of Teknos Nova Coil TNC Oy in Finland strengthens our position in Northern and Eastern Europe. In December 2007, we acquired control of Aries Coil Coatings S.A. de C.V. (Aries), a privately owned manufacturer of high-performance coil and packaging coatings based in Monterrey, Mexico, which strengthened our North American operations. In the second quarter of 2008, we acquired the remaining shares of this business.

Our general industrial product line provides customers in a wide variety of industries with a single source for powder, liquid and electrodeposition coatings technologies. With our wide range of products and technologies, we are able to supply customers around the world. We have expanded our infrastructure to support customers in Europe, Central and South America and Asia. In 2006, we opened a powder coatings facility in Shanghai, and through the H.B. Fuller powder coatings business acquisition, we added a new powder coatings facility in the United Kingdom.

Our wood product line within the Coatings segment includes decorative and protective coatings for wood furniture, building products, cabinets and floors. With the acquisition of a controlling interest in Huarun Paints in 2006, we believe we are one of the world’s largest suppliers of wood coatings. Portions of the wood furniture industry have moved to Asia, and we have color design, manufacturing and technical service capabilities in the region to support this business.

Our architectural product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products. We sell these products primarily into the do-it-yourself and professional markets through home centers, mass merchants, hardware wholesalers and independent dealers. We develop customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments through point-of-purchase materials, labeling and product and color selection assistance. We offer our own branded products and private label brands for customers. At key customers, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer coatings questions in stores. In China, we sell our Huarun brand of architectural coatings through about 600 distributors and more than 2,000 retail outlets.

In 2007, we began to build consumer awareness of the Valspar brand through an integrated marketing campaign. In 2008, we continued to invest in the Valspar brand, along with other significant brands such as Cabot stains and Huarun paints.

Within the Paints segment, we also offer automotive refinish paints and aerosol spray paints that are sold through automotive refinish distributors, body shops, automotive supply distributors and automotive supply retailers. Our Valspar Refinish, De Beer and House of Kolor brands are offered in many countries around the world.

In addition to the main product lines within our two segments, we manufacture and sell specialty polymers, colorants and gelcoats, and we sell furniture protection plans. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings manufacturers. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

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

In July 2006, we completed the acquisition of an 80% interest in Huarun Paints Holdings Company Limited, one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. During the fourth quarter of 2008, certain minority shareholders exercised their option to sell shares to us, and we now own approximately 85.8% of the outstanding shares of Huarun Paints. Founded in 1991, Huarun Paints had grown to become one of China’s leading domestic suppliers of wood and furniture coatings and a rapidly growing supplier of architectural coatings, with sales of approximately $200 million in 2006.

In December 2006, we completed the acquisition of H.B. Fuller Company’s powder coatings business. This business, which had net sales of approximately $75 million in 2005, serves customers in more than 20 countries from manufacturing facilities in the United States and the United Kingdom.

In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A. Tekno’s revenue for 2006 was $10.7 million. In the fourth quarter of 2008, we acquired the remaining shares of this business.

In August 2007, we acquired Teknos Nova Coil TNC Oy (TNC), a privately owned manufacturer of high-performance coil coatings based in Helsinki, Finland. TNC’s revenues for calendar 2006 were approximately €31 million.

In December 2007, we acquired control of Aries Coil Coatings S.A. de C.V. (Aries), a privately owned manufacturer of high-performance coil and packaging coatings based in Monterrey, Mexico. In the second quarter of 2008, we acquired the remaining shares of this business. Aries had annual sales in calendar year 2007 of approximately $40 million.

PRODUCTS

Coatings Segment
The Coatings segment includes a broad range of decorative and protective coatings for metal, wood, plastic and glass, primarily for sale to OEM customers in North America, South America, Europe and Asia. Products within our Coatings segment include primers, top coats, varnishes, inks, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including building products, appliances, furniture, transportation, agricultural and construction equipment, metal packaging and metal fabrication.

We use a wide variety of coatings technologies to meet our customers’ coatings requirements, including elec-trodeposition, powder, solvent-based, waterborne and UV light-cured coatings. This broad technology capability allows us to customize our Coatings segment products to our customers’ specifications and to provide “one stop” integrated solutions. For example, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance makers.

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

Within our general industrial product line, we offer a single source for powder, liquid and electrodeposition coatings technologies to customers in a wide variety of industries, including transportation, and agricultural and construction equipment. We continue to follow our customers with manufacturing and technical service as they move into Europe, Central and South America and Asia.

Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We offer color design, manufacturing and technical service for customers throughout North America and Asia. Our investment in Huarun Paints provides us with additional sales and distribution opportunities in the Chinese wood coatings market.

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

We develop highly customized merchandising and marketing support programs for our architectural paints customers, enabling them to differentiate their paint departments from their competitors’ through point-of-purchase materials, labeling and product and color selection assistance. Through such programs, we offer branded product lines under the names Valspar, Cabot, Plasti-Kote, McCloskey, and, in China, Huarun and Idol. In 2007, we began to build consumer awareness of the Valspar brand through an integrated marketing campaign. In 2008, we continued to invest in the Valspar brand, along with other significant brands such as Cabot stains and Huarun paints.

Within the Paints segment, we also manufacture and distribute automotive refinish paints around the world under the brand names Valspar, De Beer and House of Kolor. We also supply aerosol spray paints for automotive supply distributors and large automotive supply retailers under the brand names Plasti-Kote, Tempo and Mr. Spray.

All Other
In addition to our main product lines, we make and sell specialty polymers, gelcoats and colorants, and we sell furniture protection plans. We manufacture specialty polymers and colorants for internal use and for external sale to other coatings manufacturers. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

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

RAW MATERIALS
We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry economic cycle for the past three to four years has reflected strong demand globally coupled with historically high prices for crude oil and the key feedstocks derived from crude oil. During fiscal 2008, we experienced tight supply and demand dynamics and feedstock price pressure, resulting in continuing price increases for certain types of raw materials. In general, higher crude oil and natural gas prices and higher supplier capacity utilization result in higher prices for our raw materials. More recently, crude oil prices have declined and global demand has weakened, but the timing and impact on our raw material costs are uncertain. Raw material demand and price volatility are being managed to minimize the impact on our operations. Because our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

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

SEASONALITY AND WORKING CAPITAL ITEMS
Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in the Coatings and Paints segments. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 5 of the Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS
In 2008, our sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 32% of net sales. Our sales to Lowe’s Companies, Inc. are in the Paints segment. In 2008, our five largest customers in the Paints segment accounted for approximately 58% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT
Many of the products we offer today have resulted from continuous improvements of our proprietary technologies. Many of these improvements have been brought to market in the last five years. We have continued a “best practices” approach to technology development by combining our technology efforts with those of the businesses we have acquired. This has resulted in several successful new product developments. For example, in our packaging product line, we are commercializing a new beer and beverage inside spray technology. In our industrial product lines, we have commercialized new electrodeposition technology. Moreover, we have continued to expand our line of polymers, and we now have a full portfolio of both water-based and conventional polymers for architectural, industrial and packaging products.

Research and development costs for fiscal 2008 were $96.6 million, representing a 6.9% increase over fiscal 2007 ($90.3 million). Fiscal 2007 costs increased 9.3% over those of fiscal 2006 ($82.6 million). Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2008, and capital expenditures for fiscal 2009 to comply with existing laws and regulations are also not expected to be material.

EMPLOYEES
We employ approximately 9,400 persons, approximately 550 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our unionized employees is good.

FOREIGN OPERATIONS AND EXPORT SALES
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Sales from foreign operations continue to increase.

In July 2006, we acquired an 80% interest in Huarun Paints, with manufacturing and distribution in China. During the fourth quarter of 2008, certain minority shareholders exercised their option to sell shares to us, and we now own approximately 85.8% of the outstanding shares of Huarun Paints. In December 2006, we acquired the powder coatings business of H.B. Fuller Company, with a manufacturing facility in the United Kingdom. In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A. In the fourth quarter of 2008, we acquired the remaining shares of this business. In August 2007, we acquired Teknos Nova Coil TNC Oy (TNC) in Finland. In December 2007, we acquired control of Aries Coil Coatings S.A. de C.V. (Aries) in Monterrey, Mexico, and in the second quarter of 2008 we acquired the remaining shares of this business. We now have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, Ireland, Malaysia, Mexico, The Netherlands, Singapore, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in China, Japan, South Africa and Vietnam and sales offices in other countries.

Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 41% of our total revenues in fiscal 2008. During fiscal 2008, export sales from the United States represented approximately 2.6% of our business.

ITEM 1A	RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Deterioration of economic conditions could harm our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, availability of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.

The recent volatility in financial markets and the deterioration of national and global economic conditions could impact our operations as follows:

•	The value of our investments in debt and equity securities may decline, including our assets held in pension plans;

•	Financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers; and

•	It may become more costly or difficult to obtain financing to fund operations or investment opportunities, or to refinance our debt in the future.

Additionally, we utilize hedges and other derivative financial instruments to reduce our exposure to various interest rate risks, which qualify for hedge accounting for financial reporting purposes. Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in our earnings each period.

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

Many of our customers, especially for our industrial products, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. In 2007 and 2008, the downward trend in the U.S. housing market negatively affected sales of our architectural paints and industrial coatings applied to new and existing homes and to consumer products for home use. Downward economic cycles affecting the industries of our customers will reduce sales of our products. When general economic conditions deteriorate, we may suffer reductions in our sales and profitability.

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

Our total debt, including notes payable, was $922.7 million at October 31, 2008. Our level of indebtedness may have important consequences. For example, it:

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, Ireland, Malaysia, Mexico, The Netherlands, Singapore, South Africa, Switzerland, Thai-land, the United Kingdom and Vietnam. In 2008, revenues from products sold outside the United States accounted for approximately 41% of our net sales.

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

We have certain key customers.

Our relationships with certain key customers are important to us. From 2006 through 2008, sales to our largest customer, Lowe’s Companies, Inc., have ranged from 16.0% to 17.6% of our total net sales. In 2008, our ten largest customers accounted for approximately 32% of our total net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to Lowe’s Companies, Inc. could have a material adverse impact on us.

Environmental laws and regulations affect our business.

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

We are also subject to the risk that new environmental laws or regulations, or changes in existing laws or regulations or their interpretation, could expand our potential liability by regulating additional substances or increasing our obligations with respect to the handling, disposal or remediation of regulated substances.

In addition, our customers’ or consumers’ perceptions about the acceptability or potential environmental or health effects of certain substances could require us to invest additional amounts to develop products that exclude those substances. If we are unable to develop products that exclude those substances when and if required by our customers, we may experience reduced sales and profitability.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2	PROPERTIES

We own our principal offices located in Minneapolis, Minnesota. North America manufacturing operations are conducted at thirty-five locations (33 owned; 2 leased), primarily in California, Illinois, Indiana, North Carolina, Pennsylvania and Texas, including two owned manufacturing facilities in both Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,979,000, which includes 225,000 square feet at our principal offices. Asia Pacific manufacturing operations are conducted at eleven locations (8 owned; 3 leased) in Australia, China, Malaysia, Singapore, Thailand and Vietnam with a total combined square footage of approximately 1,252,000. European manufacturing operations are conducted at nine locations (8 owned; 1 leased) in France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom with a total combined square footage of approximately 929,000. In South America, we own one manufacturing facility in Brazil with square footage of approximately 400,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000.

Set forth below is a breakdown of the approximate square footage of principal facilities by region as of October 31, 2008:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total

North America	4,586,000	393,000	4,979,000
Asia Pacific	1,144,000	108,000	1,252,000
Europe	834,000	95,000	929,000
Other	454,000	—	454,000

Total	7,018,000	596,000	7,614,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage

Coatings	4,185,000
Paints	2,427,000
All Other	1,002,000

Total	7,614,000

Management believes our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. In 2008, we began restructuring initiatives that included plant closures, which are reflected above. See Note 15 in the Notes to Consolidated Financials Statements for more information. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

ITEM 3	LEGAL PROCEEDINGS

Environmental Matters
We are involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (“PRP”) under federal and state environmental laws for site remediation. Management analyzes each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

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

Other Legal Matters
We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted during the fourth quarter of fiscal year 2008 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position

William L. Mansfield	60	Chairman since August 2007 and Chief Executive Officer since February 2005

Lori A. Walker	51	Senior Vice President and Chief Financial Officer since February 2008

Gary E. Hendrickson	52	President and Chief Operating Officer since February 2008

Paul C. Reyelts	62	Executive Vice President since February 2005

Steven L. Erdahl	56	Executive Vice President since April 2004

Rolf Engh	55	Executive Vice President since July 2005, General Counsel and Secretary since April 1993

Anthony L. Blaine	41	Senior Vice President – Human Resources since January 2007

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to February 2008, Mr. Mansfield was President since February 2005. Prior to February 2005, Mr. Mansfield was Executive Vice President and Chief Operating Officer since April 2004. Prior to April 2004, Mr. Mansfield was Executive Vice President – Architectural, Packaging and Specialty Coatings since January 2002.

Prior to February 2008, Ms. Walker was Vice President, Treasurer and Controller since October 2004. Prior to October 2004, Ms. Walker was Vice President and Controller since June 2001.

Prior to February 2008, Mr. Hendrickson was Senior Vice President since July 2005. Prior to July 2005, Mr. Hendrickson was Group Vice President – Wood Coatings since April 2004. Prior to April 2004, Mr. Hendrickson was Vice President and President Asia Pacific since 2001.

Prior to February 2008, Mr. Reyelts was Chief Financial Officer since November 1998. Prior to February 2005, Mr. Reyelts was Senior Vice President, Finance and Chief Financial Officer since November 1998. Mr. Reyelts intends to retire at the end of 2009.

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

Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2008 and 2007 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2008	2007

First Quarter	$26.20–17.38	$29.48 – 26.28
Second Quarter	$23.27–18.10	$29.25 – 25.74
Third Quarter	$22.68–17.95	$29.58 – 26.88
Fourth Quarter	$24.95–16.02	$29.06 – 24.00

The quarterly dividend declared December 10, 2008, to be paid on January 12, 2009 to common stockholders of record December 29, 2008, was increased to $0.15 per share. The table below sets forth the quarterly dividend paid for fiscal years 2008 and 2007.

	Per Share Dividends
For the Fiscal Year	2008	2007

First Quarter	$0.14	$0.13
Second Quarter	$0.14	$0.13
Third Quarter	$0.14	$0.13
Fourth Quarter	$0.14	$0.13

	$0.56	$0.52

The number of record holders of the Company’s Common Stock at December 15, 2008 was 1,457.

Stock Performance Graphs
The following graphs compare our cumulative total shareholder return for the last five fiscal years and the last ten fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and two peer groups of companies selected by us on a line-of-business basis. The graphs assume the investment of $100 in our Common Stock, the S&P 500 Index and each of the peer groups at the end of fiscal 2003 and fiscal 1998, respectively, and the reinvestment of all dividends.

The companies selected to form the new 2008 peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc. and The Sherwin-Williams Company.

The companies comprising the prior peer group index are: PPG Industries, Inc.; Rohm and Haas Company; Ferro Corporation; NL Industries, Inc.; H.B. Fuller Company; The Sherwin-Williams Company; RPM, Inc. and Detrex Corporation.

Akzo Nobel N.V. and Masco Corporation were added to the new 2008 peer group as competitors of the company, and Newell Rubbermaid Inc. sells branded products to big box retailers. Rohm and Haas Company was excluded from the new 2008 peer group, due to its pending acquisition by The Dow Chemical Company, and Detrex Corporation and NL Industries Inc. were excluded because they are no longer considered peers or competitors.

We included the ten-year graph because we believe the ten-year graph provides information regarding performance of our Common Stock over an extended period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, two Peer Groups and the S&P 500 Index

	Cumulative Total Return

	2003	2004	2005	2006	2007	2008

Valspar	$100	$99	$95	$118	$112	$94
Prior Peer Group	$100	$116	$117	$145	$158	$149
2008 Peer Group	$100	$117	$119	$142	$157	$99
S&P 500	$100	$109	$119	$138	$159	$101

Assumes $100 invested on October 31, 2003 in the Common Stock of The Valspar Corporation, the Prior Peer Group, the 2008 Peer Group and the S&P 500 Index, including reinvestment of dividends.

COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, two Peer Groups and the S&P 500 Index

	Cumulative Total Return

	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008

Valspar	$100	$109	$100	$125	$158	$183	$182	$175	$216	$205	$172
Prior Peer Group	$100	$103	$87	$97	$104	$125	$145	$147	$180	$197	$185
2008 Peer Group	$100	$105	$88	$95	$93	$102	$120	$121	$145	$160	$101
S&P 500	$100	$126	$133	$100	$85	$103	$112	$122	$142	$163	$104

Assumes $100 invested on October 31, 1998 in the Common Stock of The Valspar Corporation, the Prior Peer Group, the 2008 Peer Group and the S&P 500 Index, including reinvestment of dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited Consolidated Financial Statements of the Company and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years

(Dollars in thousands, except per share amounts)		2008		2007	2006	2005	2004

Operating Results	Net Sales	$3,482,378		$3,249,287	$2,978,062	$2,713,950	$2,440,692
	Cost and Expenses
	Cost of Sales	2,504,947		2,277,490	2,072,157	1,928,352	1,697,176
	Operating Expense	684,056		662,224	598,468	514,735	473,719

	Income from Operations	293,375		309,573	307,437	270,863	269,797
	Other (Income) Expense - Net	6,933		(11,860)	3,799	621	(139)
	Interest Expense	57,745		61,662	46,206	44,522	41,399

	Income Before Income Taxes	228,697		259,771	257,432	225,720	228,537
	Net Income	150,766		172,115	175,252	147,618	142,836
	Net Income as a Percent of Sales	4.3%		5.3%	5.9%	5.4%	5.9%
	Return on Average Equity	10.6%		13.1%	15.2%	14.3%	15.3%
	Per Common Share:
	Net Income - Basic	$1.39	*	$1.52 *	$1.73	$1.45	$1.39
	Net Income - Diluted	1.38	*	1.50 *	1.71	1.42	1.35
	Dividends Paid	0.56		0.52	0.44	0.40	0.36
	Stockholders’ Equity	14.53		13.72	12.17	10.57	9.75

Financial Position	Total Assets	$3,520,042		$3,452,281	$3,191,535	$2,732,383	$2,634,258
	Working Capital**	435,897		458,141	389,394	432,966	387,743
	Property, Plant and Equipment, Net	489,716		514,396	459,605	427,822	428,431
	Long-Term Debt, Excluding Current Portion	763,129		648,988	350,267	706,415	549,073
	Stockholders’ Equity	1,452,868		1,380,797	1,240,063	1,061,092	1,000,363

Other Statistics	Property, Plant and Equipment Expenditures	$43,045		$76,940	$75,417	$62,731	$61,375
	Depreciation and Amortization Expense	80,831		71,811	68,716	68,395	60,537
	Research and Development Expense	96,552		90,322	82,608	79,286	75,880
	Total Cash Dividends	$55,854		$52,670	$44,655	$40,658	$36,911
	Average Diluted Common Shares Outstanding (000’s)	100,326		102,617	102,726	104,150	105,418
	Number of Stockholders at Year-End	1,467		1,474	1,532	1,524	1,558
	Number of Employees at Year-End	9,341		9,946	9,556	7,540	7,504
	Market Price Range - Common
	Stock: High	$26.20		$29.58	$29.62	$25.52	$25.76
	Low	16.02		24.00	21.54	20.41	22.34

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

Per share data has been adjusted to reflect a 2 for 1 stock split effective in September 2005. The number of stockholders is based on record holders at year-end.

*

Huarun Redeemable Stock accrual reduced basic and diluted net income per common share by $0.12 in 2008 and by $0.18 in 2007. The accrual is related to the remaining minority interest shares of Huarun Paints Holding Company Limited as further described in Note 2 in Notes to Consolidated Financial Statements. Adjusted net income per common share diluted was $1.50 for 2008 and $1.68 for 2007. See related reconciliation in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Earnings per Share” for more information. In 2008, net income per common share basic and diluted included $0.16 per share in restructuring charges. See Note 15 in Notes to Consolidated Financial Statements for more information. Both 2008 and 2007 include gains on the sale of assets of $0.09 and $0.10, respectively.

**	Working Capital is defined as accounts receivable plus inventory less accounts payable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors
General economic conditions presented extraordinary challenges in 2008. Higher raw material costs and continued declines in the U.S. housing and construction markets throughout fiscal 2008 and an overall global economic decline in the fourth quarter of 2008 negatively affected our results.

In 2008, we experienced dramatic increases in the costs of raw materials in the U.S and abroad, continuing a trend that began in the second half of fiscal 2004. Although the price of crude oil trended downward in the fourth quarter of 2008, we did not experience relief in our raw material costs in the quarter. In response to increased raw material costs during the fiscal year, we were able to implement customer price increases to partially offset the cost increases.

Total net sales increased 7.2% from 2007, primarily driven by favorable foreign currency exchange rates, acquisitions and increased customer selling prices. Our acquisitions and international operations performed well in 2008. We continued to expand our global presence in 2008 by acquiring Aries Coil Coatings S.A. de C.V. (Aries), a privately owned manufacturer of high-performance coil and packaging coatings based in Monterrey, Mexico.

The U.S. housing market continued its decline, and our wood coatings and architectural paints continue to be the product lines most affected by the downturn. In the fourth quarter of 2008, we began to see weakness in the commercial construction market. Our architectural product line, however, performed well in comparison to our competitors. We believe this was due to increased brand awareness resulting from our continuing investment in the Valspar and Cabot brands.

At the end of 2008, a crisis in the worldwide credit and financial sectors emerged, as well as a slowdown in the global economy.

Business Performance
Net sales increased to $3,482,378,000 from $3,249,287,000 in 2007, primarily driven by favorable foreign currency exchange rates, acquisitions and increased customer selling prices. Our global presence expanded as international net sales accounted for 40.6% of our total business in 2008, compared to 36.8% in 2007.

In December 2007, we acquired control of Aries Coil Coatings S.A. de C.V. (Aries), a privately owned manufacturer of high-performance coil and packaging coatings based in Monterrey, Mexico. We purchased the remaining shares of this business in the second quarter of 2008. Aries had annual sales in calendar year 2007 of approximately $40,000,000.

In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A. Tekno’s revenue for 2006 was $10,700,000. In the fourth quarter of 2008, we acquired the remaining shares of this business.

We continue to invest in the Valspar brand to support the long-term growth of our Paints segment by building a premium brand in the marketplace. As a result, we have seen an increase in consumer awareness of the Valspar brand. In China, our Huarun brand continues to experience growth.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. The total cost of these restructuring actions is expected to be $0.23 to $0.25 per share after tax. Approximately half of the total cost of our restructuring actions is related to streamlining our European operations. We have reduced manufacturing capacity and our overall global head-count to lower our costs in light of challenging global economic conditions. Restructuring activities during 2008 resulted in pre-tax charges of $23,454,000 or $0.16 per share after tax. See Note 15 in Notes to Consolidated Financial Statements for more information on restructuring.

During the year we generated $165,551,000 in free cash flow (net cash provided by operating activities less capital expenditures and dividends), an increase of $104,479,000 from 2007, and reduced our total debt, including notes payable, by $93,854,000. Our liquidity position is strong, with $90,073,000 in cash and $339,859,000 unused committed bank credit facilities providing total committed liquidity of $429,932,000 at year-end.

During the year we repurchased 1,850,000 shares of our stock for $39,675,000. Additionally, our board of directors raised the dividend in fiscal year 2008 by 7.7% to $0.56 per share.

Earnings Per Share
Net income per share available to common shareholders was $1.38 for 2008 and $1.50 for 2007. We accrued $12,195,000 in 2008 for the Huarun Redeemable Stock (See Note 2 in Notes to Consolidated Financial Statements for further details). This compares to an accrual of $18,619,000 in 2007. The accrual reduced basic and diluted income available to common shareholders by $0.12 and $0.18 per share in 2008 and 2007, respectively. The table below presents adjusted net income per common share – diluted, which excludes a non-cash accrual relating to Huarun Redeemable Stock. The table also presents restructuring charges included in net income in the respective periods.

	2008	2007

Net income per common share – diluted	$1.38	$1.50
Huarun redeemable stock accrual	0.12	0.18
Adjusted net income per common share – diluted	$1.50	$1.68

Restructuring charges	$0.16	—

“Adjusted net income per common share-diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2008 and 2007 periods of the non-cash accrual related to the Huarun Redeemable Stock. As the Huarun Redeemable Stock is redeemed, acquisition accounting is applied.

OPERATIONS 2008 VS. 2007

Net Sales	2008	2007	% Change

Coatings	$2,053,747,000	$1,851,687,000	10.9%
Paints	1,127,073,000	1,088,819,000	3.5%
All Other	301,558,000	308,781,000	–2.3%

Consolidated Net Sales	$3,482,378,000	$3,249,287,000	7.2%

•

Consolidated Net Sales – Sales growth for 2008 was 1.3%, excluding the favorable impact of foreign currency of 3.5% and acquisitions of 2.4%. Core growth was primarily due to increased selling prices partially offset by lower demand resulting from the decline in the U.S. housing and construction markets. Fiscal year 2008 included 53 weeks compared to 52 weeks in 2007.

•

Coatings Segment Net Sales – Sales growth for 2008 was 2.3%, excluding the favorable impact of foreign currency of 4.5% and acquisitions of 4.1%. Coatings core sales growth was driven by our packaging, general industrial and coil product lines partially offset by weak sales in the wood coatings product line related to weakness in the furniture and new construction markets.

•

Paints Segment Net Sales – Sales growth for 2008 was 1.0%, excluding the favorable impact of foreign currency of 2.3% and acquisitions of 0.2%. Sales in our architectural product line have been adversely affected by continued weakness in the U.S. housing market. Our architectural product line, however, performed well in comparison to our competitors. We believe this was due to increased brand awareness resulting from our continuing investment in the Valspar and Cabot brands. We continue to experience growth in the Huarun Paints architectural product line in the Chinese domestic market.

•	All Other Net Sales – Sales for 2008 decreased 3.8%, excluding the positive effect of foreign currency of 1.5%. The sales decline reflects weak market conditions for these products.

Gross Profit	2008	2007

Consolidated Gross Profit	$977,431,000	$971,797,000
As a percent of Net Sales	28.1%	29.9%

•

Consolidated Gross Profit – The decrease in gross profit as a percent of net sales was primarily due to the lag between higher raw material costs and the impact of selling price increases. The decrease is also due to 2008 restructuring charges, which were $15,694,000 or 0.5% of net sales.

Operating Expenses*	2008	2007

Consolidated Operating Expenses	$684,056,000	$662,224,000
As a percent of Net Sales	19.6%	20.4%

*	Includes research and development, selling and administrative costs and amortization expense. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Operating expenses increased 3.3% to $684,056,000 in 2008 compared to the prior year. Operating expenses for 2008 included restructuring charges of $7,489,000 and a pre-tax gain on the sale of a non-strategic specialty product line of $14,167,000. The increase in operating expense in dollars is due to acquisitions, restructuring costs and increased incentive compensation, partially offset by a gain on the sale of a specialty product line and expense controls.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, consolidated operating expenses decreased 0.8% compared to last year. The decrease was driven primarily by a gain on the sale of a specialty product line and expense controls, partially offset by restructuring charges and higher incentive compensation.

EBIT*	2008	2007

Coatings	$188,267,000	$198,073,000
As a percent of Net Sales	9.2%	10.7%
Paints	94,587,000	105,947,000
As a percent of Net Sales	8.4%	9.7%
All Other	3,588,000	17,413,000
As a percent of Net Sales	1.2%	5.6%

Consolidated EBIT	$286,442,000	$321,433,000

As a percent of Net Sales	8.2%	9.9%

*	We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for 2008 decreased $34,991,000 or 10.9% compared to the prior year. The decrease in EBIT as a percent of net sales was primarily driven by the lag between raw material cost increases and the impact of pricing actions and restructuring charges. Consolidated EBIT for 2008 included pre-tax restructuring charges of $23,454,000 or 0.7% of net sales. For Consolidated EBIT, as well as EBIT of the segments discussed below, foreign currency fluctuation had no material effect.

•

Coatings Segment EBIT – The decrease in EBIT as a percent of net sales was primarily driven by the lag between raw material cost increases and the impact of pricing actions and restructuring charges. EBIT for 2008 included restructuring charges of $12,951,000 or 0.6% of net sales.

•

Paints Segment EBIT – The decrease in EBIT as a percent of net sales was primarily driven by the lag between raw material cost increases and the impact of pricing actions and restructuring charges. EBIT for 2008 included restructuring charges of $7,153,000 or 0.6% of net sales.

•

All Other EBIT – All other EBIT includes corporate expenses. The decrease in EBIT as a percent of net sales was primarily driven by the decrease in net sales and the lag between raw material cost increases and the impact of pricing actions and restructuring charges. EBIT for 2008 included restructuring charges of $3,350,000 or 1.1% of net sales. Both 2008 and 2007 include pre-tax gains on the sale of assets of $14,167,000 and $16,500,000, respectively.

Interest Expense	2008	2007

Consolidated Interest Expense	$57,745,000	$61,662,000

•	Interest Expense – The 2008 decrease is due primarily to lower average interest rates, partially offset by higher average debt levels.

Effective Tax Rate	2008	2007

Effective Tax Rate	34.1%	33.7%

•	Effective Tax Rate – The 2008 effective income tax rate reflects certain discrete items resulting from the implementation of FIN 48.

Net Income	2008	2007	% Change

Consolidated Net Income	$150,766,000	$172,115,000	–12.4%

OPERATIONS 2007 VS. 2006

Net Sales	2007	2006	% Change

Coatings	$1,851,687,000	$1,683,482,000	10.0%
Paints	1,088,819,000	985,698,000	10.5%
All Other	308,781,000	308,882,000	0.0%

Consolidated Net Sales	$3,249,287,000	$2,978,062,000	9.1%

•	Consolidated Net Sales – Sales growth for 2007 was negative 0.6% after excluding the favorable impact of acquisitions of 7.9% and foreign currency of 1.8%.

•

Coatings Segment Net Sales – Excluding the favorable impact of the acquisitions of Huarun and H.B. Fuller’s powder coatings business of 7.7% and the positive effect of foreign currency of 2.4%, net sales growth in the Coatings segment was negative 0.1%. Coatings core sales were affected by soft sales in the wood coatings product line related to weakness in the furniture and new construction markets.

•

Paints Segment Net Sales – Excluding the favorable impact of the Huarun acquisition of 10.8% and the positive effective of foreign currency of 1.0%, net sales growth in the Paints segment was negative 1.3%. The decrease was primarily driven by weakness in the U.S. residential construction and housing markets which affected sales in the architectural product line.

Gross Profit	2007	2006

Consolidated Gross Profit	$971,797,000	$905,905,000
As a percent of Net Sales	29.9%	30.4%

•

Consolidated Gross Profit – The decrease in gross profit as a percent of net sales was due to lower U.S. volume in our higher margin Paints segment, manufacturing inefficiencies resulting from inventory reductions and increased raw material costs.

Operating Expenses*	2007	2006

Consolidated Operating Expenses	$662,224,000	$598,468,000
As a percent of Net Sales	20.4%	20.1%

*	Includes research and development, selling and administrative costs and amortization expense. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses – Operating expenses increased 10.7% to $662,224,000 in 2007 compared to 2006. The dollar increase was driven by our investment in building the Valspar brand and incremental expenses of H.B. Fuller powder coatings and TNC, partially offset by lower incentive compensation.

EBIT*	2007	2006

Coatings	$198,073,000	$202,432,000
As a percent of Net Sales	10.7%	12.0%
Paints	105,947,000	107,129,000
As a percent of Net Sales	9.7%	10.9%
All Other	17,413,000	(5,923,000)
As a percent of Net Sales	5.6%	–1.9%

Consolidated EBIT	$321,433,000	$303,638,000

As a percent of Net Sales	9.9%	10.2%

*	We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•	Consolidated EBIT – EBIT for 2007 increased $17,795,000 or 5.9% compared to the prior year. The decrease in EBIT as a percent of net sales was primarily driven by lower operating profits related to weakness in the furniture and new construction markets, an increase in expense related to our investment in building the Valspar brand, partially offset by lower incentive compensation and a gain on the sale of certain intellectual property assets. For Consolidated EBIT, as well as EBIT of the segments discussed below, foreign currency fluctuation had no material effect.

•

Coatings Segment EBIT – The decrease in EBIT was primarily due to lower operating profits from our wood coatings product line related to weakness in the furniture and new construction markets, partially offset by lower incentive compensation.

•

Paints Segment EBIT – The decrease in EBIT was largely attributable to an increase in expense related to our investment in building the Valspar brand, partially offset by lower incentive compensation and improvement in automotive refinish profitability.

•	All Other EBIT – All other EBIT includes corporate expenses. Fiscal year 2007 includes a pre-tax gain on the sale of assets of $16,500,000.

Interest Expense	2007	2006

Consolidated Interest Expense	$61,662,000	$46,206,000

•	Interest Expense – The increase in interest expense was primarily due to an increase in average debt outstanding.

Effective Tax Rate	2007	2006

Effective Tax Rate	33.7%	31.9%

•

Effective Tax Rate – The effective tax rate increase was due to favorable 2006 items: tax adjustments related to prior tax periods, the approval of favorable tax credits and statutory rate reductions in foreign jurisdictions.

Net Income	2007	2006	% Change

Consolidated Net Income	$172,115,000	$175,252,000	-1.8%

FINANCIAL CONDITION
Cash provided by operating activities was $264,450,000 in 2008, compared with $190,682,000 in 2007 and $284,672,000 in 2006. In 2008, the cash provided by operating activities and proceeds from disposal of assets were used to fund $81,896,000 in net repayments of debt, $64,647,000 in acquisitions, $55,854,000 in dividend payments, $43,045,000 in capital expenditures, $39,675,000 in share repurchases, and $21,501,000 for the purchase of Huarun stock upon exercise of a “put” option by certain minority shareholders.

Trade accounts payable and accrued liabilities increased by $33,528,000 primarily as a result of higher incentive compensation, restructuring accruals, higher raw material costs and timing of disbursements. Income taxes payable increased by $25,988,000 primarily as a result of timing of income tax disbursements. Inventories and other current assets decreased $15,684,000, primarily due to a worldwide emphasis on reducing inventory levels. Accounts and notes receivable increased by $21,993,000, primarily due to an increase in sales and the timing of customer payments.

Capital expenditures for property, plant and equipment were $43,045,000 in 2008, compared with $76,940,000 in 2007. We anticipate capital spending in fiscal 2009 to be approximately $60,000,000.

The ratio of total debt to capital decreased to 38.8% at the end of 2008 compared to 42.4% in 2007. Average debt outstanding during 2008 was $1,087,279,000 at a weighted average interest rate of 5.31% versus $1,037,677,000 at 5.94% last year. Interest expense for 2008 was $57,745,000 compared to $61,662,000 in 2007.

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under the multi-currency credit facilities, commercial paper program, senior notes, industrial development bonds, employee benefit plans, capital leases, non-cancelable operating leases with initial or remaining terms in excess of one year, commodity purchase commitments and Huarun Paints minority interest shares that are subject to puts and are classified outside of shareholders’ equity as Huarun Redeemable Stock. Interest charges are variable and assumed at current rates.

The following table summarizes our fixed cash obligations as of October 31, 2008 for the fiscal years ending in October:

CONTRACTUAL CASH OBLIGATIONS

(Dollars in thousands)	2009	2010	2011	2012	2013	2014 and thereafter	Total

Notes & Interest to Banks	$28,658	$256,450	$—	$—	$—	$—	$285,108
Commercial Paper	148,325	—	—	—	—	—	148,325
Senior Notes & Interest	27,975	27,975	27,975	227,975	16,725	351,600	680,225
Industrial Development Bonds & Interest	306	306	306	306	306	13,420	14,950
Medical Retiree/SERP/Pension	12,313	1,877	2,265	2,224	2,314	17,540	38,533
Capital Leases & Interest	13	—	—	—	—	—	13
Operating Lease	15,536	12,997	9,451	7,128	5,076	16,021	66,209
Commodity Purchase Commitments	6,206	—	—	—	—	—	6,206
Huarun Redeemable Stock	43,529	—	—	—	—	—	43,529

Total Contractual Cash Obligations	$282,861	$299,605	$39,997	$237,633	$24,421	$398,581	$1,283,098

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $44,797,000 as of October 31, 2008, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 10 in Notes to Consolidated Financial Statements.

On November 25, 2007, we entered into a 364-day $150,000,000 unsecured committed revolving credit facility with a syndicate of banks maturing on November 25, 2008. This credit facility was subject to an option to extend for an additional year. We exercised this option and borrowed $150,000,000 under this facility, which is now due November 25, 2009. We also have a $600,000,000 unsecured committed credit facility that expires in October 2010. Under the terms of these credit facilities, we can borrow at optional interest rates of prime or LIBOR-based rates. At October 31, 2008, we had unused lines of committed and uncommitted credit available from banks of $528,396,000.

We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected needs for financing. In the current market conditions, despite the prevailing “credit crisis”, we have demonstrated continued access to these markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

Our cash balances are primarily held by our international subsidiaries and are used to fund day-to-day operating needs. Those cash balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

We use derivative instruments with a number of counter-parties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among many financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis.

Common stock dividends of $55,854,000 in 2008 represented a 6.0% increase over 2007. The dividend in 2008 was increased to $0.56 per share from $0.52 per share in 2007.

We have continuing authorization to purchase shares of our common stock at management’s discretion for general corporate purposes. Shares repurchased in 2008 were 1,850,000 shares totaling $39,675,000. We repurchased 2,596,300 shares totaling $71,840,000 in 2007. We retired 2,000,000 of those shares in 2007. We repurchased 585,500 shares totaling $15,377,000 in 2006.

We are involved in various claims relating to environmental and waste disposal matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. Management analyzes each individual site, considering the number of parties involved, the level of potential liability or contribution by us relative to the other parties, the nature and magnitude of the wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the remediation or other clean-up costs and related claims for each site. The estimates are based in part on discussions with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually and in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements and that the judgments and estimates are reasonable:

Revenue Recognition
Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. We sell extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claims payments over the contract period, and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified.

Supplier and Customer Rebates
We record supplier and customer rebates as a reduction of cost of goods sold or a reduction to revenue, respectively, as they are earned, in accordance with the underlying agreement. The customer rebate estimate is developed based on historical experience plus current activity for the customer’s purchases. Customer rebates that increase based on different levels of sales volume are recognized immediately when the current activity plus expected volume triggers a higher earned rebate. The supplier rebate estimate is developed based on contractual terms of our current purchasing activity. Supplier rebates that increase based on different levels of purchases are recognized when there is certainty that the current level of purchases will trigger a higher rebate earned.

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist of customer lists and relationships, purchased technology and patents and trademarks.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), requires that goodwill for each reporting unit be reviewed for impairment at least annually. We have five reporting units as of October 31, 2008 (see Note 14 in Notes to Consolidated Financial Statements). We test goodwill for impairment using the two-step process prescribed by SFAS 142. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference.

Management also reviews other intangible assets with finite lives for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of the finite-lived intangible assets exceeds the undiscounted cash flows resulting from the use and disposition of the asset, the carrying value is written down to fair value in the period identified. Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes a relief from royalty method.

During the fourth quarters of 2008 and 2007, management completed the annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

The discount rate and sales growth assumptions are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets have historically exceeded the carrying value of such reporting units or indefinite-lived intangible assets by a substantial amount. We perform a sensitivity analysis on the discount rate and revenue growth assumptions. Either the discount rate could increase by 20% of the discount rate utilized or the sales growth assumption could decline to a zero growth environment and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value.

Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We also sponsor post-retirement medical benefits for certain U.S. employees. We account for our defined benefit pension plans and post-retirement medical plans in accordance with GAAP, which requires the amount recognized in financial statements be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,489,000 in 2008. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 13 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

At October 31, 2008 the fair value of the assets held by the Pension Plan was approximately $137,600,000, reflecting a decline of approximately $38,800,000 due primarily to the significant decline in the stock markets since our measurement date for our Pension Plans of July 31, 2008. Assuming no significant recovery in the stock prices or a significant contribution prior to the end of fiscal year 2009, we will be required to increase our recorded liability for the net underfunded status of our Pension Plans and we would expect pension expense in fiscal year 2010 to increase from fiscal year 2009. Further, a decline in value of our pension assets could necessitate accelerated and higher cash contributions to our Pension Plans. Such amounts are not currently quantifiable because our required liability and the valuation of our Pension Plans’ assets will occur at the end of fiscal 2009.

Income Taxes
At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

FORWARD-LOOKING STATEMENTS
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. These forward-looking statements are based on management’s expectations and beliefs concerning future events and financial performance. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These uncertainties and other factors include, but are not limited to, changes in general economic conditions both domestic and international, including recessions and other external economic and political factors, which may adversely affect our business, the value of our investments, the financial stability of our customers and suppliers and our ability to obtain financing; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; competitive factors including pricing pressure and product competition; risks related to any future acquisitions, including risks of adverse changes in the results of acquired businesses and the assumption of unforeseen liabilities; risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; risks of disruptions in business resulting from our relationships with customers and suppliers; risks and uncertainties associated with operations and achievement of growth in developing markets, including China and Central and South America; unusual weather conditions adversely affecting sales; changes in raw materials pricing and availability; delays in passing along cost increases to customers; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; civil unrest and the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Portions of our sales and results of operations are subject to the impact of foreign currency fluctuations. We have not hedged our exposure to translation gains and losses; however, we have reduced our exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

We are also subject to interest rate risk. At October 31, 2008, approximately 35% of our total debt consisted of floating rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect on October 31, 2008 would not have a material effect on our results of operations or financial position.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 31, 2008 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 31, 2008. That report is included herein.

William L. Mansfield
Chairman and Chief Executive Officer

Lori A. Walker Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 31, 2008, and October 26, 2007, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 31, 2008, and October 26, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13, Pensions and Other Postretirement Benefits, to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other postretirement plans as of October 26, 2007 to conform with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Also, as discussed in Note 10, Income Taxes, effective October 27, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2008, expressed an unqualified opinion thereon.

Minneapolis, Minnesota December 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
The Valspar Corporation

We have audited The Valspar Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Valspar Corporation maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 31, 2008, and October 26, 2007, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2008, and our report dated December 19, 2008, expressed an unqualified opinion thereon.

Minneapolis, Minnesota December 19, 2008

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 31, 2008	October 26, 2007

Assets
Current Assets	Cash and cash equivalents	$90,073	$84,948
	Accounts and notes receivable, less allowances for doubtful accounts (2008 – $16,389; 2007 – $10,598)	565,237	537,890
	Inventories	271,423	291,688
	Deferred income taxes	31,989	25,597
	Prepaid expenses and other current assets	88,298	89,519

	Total Current Assets	1,047,020	1,029,642

Goodwill		1,352,813	1,298,951
Intangibles, net		619,468	590,649
Other Assets		7,123	15,156
Long Term Deferred Income Taxes		3,902	3,487
Property, Plant and Equipment	Land	34,978	37,488
	Buildings	328,552	319,148
	Machinery and equipment	672,930	646,278

		1,036,460	1,002,914
	Less accumulated depreciation	546,744	488,518

	Net Property, Plant and Equipment	489,716	514,396

	Total Assets	$3,520,042	$3,452,281

Liabilities and Stockholders’ Equity
Current Liabilities	Notes payable and commercial paper	$159,514	$267,493
	Trade accounts payable	400,763	371,437
	Income taxes	29,156	19,316
	Accrued liabilities	290,898	270,873
	Current portion of long-term debt	12	100,028

	Total Current Liabilities	880,343	1,029,147

Long-Term Debt, net of current portion		763,129	648,988
Deferred Income Taxes		224,764	239,321
Deferred Liabilities		165,361	116,686

	Total Liabilities	2,033,597	2,034,142

Huarun Redeemable Stock		33,577	37,342
Stockholders’ Equity	Common stock (par value $0.50 per share); shares authorized 250,000,000; shares issued, including shares in treasury: (2008 – 118,442,624; 2007 – 118,442,624)	59,220	59,220
	Additional paid-in capital	331,083	312,343
	Retained earnings	1,180,011	1,108,051
	Other	90,036	81,871

		1,660,350	1,561,485
	Less cost of common stock in treasury
	(2008 – 18,449,741 shares)
	(2007 – 17,807,651 shares)	207,482	180,688

	Total Stockholders’ Equity	1,452,868	1,380,797

	Total Liabilities and Stockholders’ Equity	$3,520,042	$3,452,281

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

For the Year Ended	October 31, 2008 (53 weeks)	October 26, 2007 (52 weeks)	October 27, 2006 (52 weeks)

Net Sales	$3,482,378	$3,249,287	$2,978,062
Cost and Expenses
Cost of Sales	2,504,947	2,277,490	2,072,157
Research and Development	96,552	90,322	82,608
Selling and Administrative	579,567	565,959	510,894
Amortization Expense	7,937	5,943	4,966

Income from Operations	293,375	309,573	307,437
Other Expense (Income), net	6,933	(11,860)	3,799
Interest Expense	57,745	61,662	46,206

Income before Income Taxes	228,697	259,771	257,432
Income Taxes	77,931	87,656	82,180

Net Income	$150,766	$172,115	$175,252

Huarun Redeemable Stock Accrual[1]	(12,195)	(18,619)	—

Net Income Available to Common Shareholders	$138,571	$153,496	$175,252

Net Income Per Common Share – Basic	$1.39	$1.52	$1.73
Net Income Per Common Share – Diluted	$1.38	$1.50	$1.71

[1]	Huarun Redeemable Stock accrual reduced basic and diluted earnings per share by $0.12 in 2008 and by $0.18 in 2007 as further described in Note 2.

See Notes to Consolidated Financial Statements

Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 28, 2005	$60,220	$289,158	$880,006	$(179,987)	$11,695	$1,061,092

Net Income	—	—	175,252	—	—	175,252
Foreign Currency Translation	—	—	—	—	4,508	4,508
Minimum Pension Liability Adjustment, net of tax of $4,968	—	—	—	—	9,097	9,097
Net Unrealized Loss on Financial Instruments, net of tax of $761	—	—	—	—	(1,242)	(1,242)

Comprehensive Income						$187,615

Restricted Stock Granted for 201,900 Shares	—	3,425	—	1,829	—	5,254
Common Stock Options Exercised of 1,911,729 Shares	—	21,997	—	16,058	—	38,055
Purchase of Shares of Common Stock for Treasury of 585,000 Shares	—	—	—	(15,377)	—	(15,377)
Cash Dividends on Common Stock - $0.44 per Share	—	—	(44,655)	—	—	(44,655)
Stock Option Expense FAS 123R	—	11,273	—	—	—	11,273
Huarun Redeemable Stock Accrual	—	—	(3,378)	—	—	(3,378)
Other	—	158	—	—	26	184

Balance, October 27, 2006	$60,220	$326,011	$1,007,225	$(177,477)	$24,084	$1,240,063

Net Income	—	—	172,115	—	—	172,115
Foreign Currency Translation	—	—	—	—	70,108	70,108
Minimum Pension Liability Adjustment, net of tax of $11,752	—	—	—	—	28,632	28,632
Net Unrealized Loss on Financial Instruments, net of tax of $136	—	—	—	—	(217)	(217)

Comprehensive Income						$270,638

Cumulative effect of adopting SFAS 158, net of tax of $16,710	—	—	—	—	(40,711)	(40,711)
Restricted Stock Granted for 4,286 Shares	—	46	—	70	—	116
Common Stock Options Exercised of 1,348,896 Shares	—	16,393	—	12,540	—	28,933
Purchase of Shares of Common Stock for Treasury of 596,300 Shares	—	—	—	(15,821)	—	(15,821)
Retirement of Common Stock of 2,000,000 Shares	(1,000)	(55,019)	—	—	—	(56,019)
Cash Dividends on Common Stock - $0.52 per Share	—	—	(52,670)	—	—	(52,670)
Stock Option Expense FAS 123R	—	11,575	—	—	—	11,575
Huarun Redeemable Stock Accrual	—	—	(18,619)	—	—	(18,619)
Huarun Minority Interest Shares (LTIP – See Note 2)	—	13,337	—	—	—	13,337
Other	—	—	—	—	(25)	(25)

Balance, October 26, 2007	$59,220	$312,343	$1,108,051	$(180,688)	$81,871	$1,380,797

Net Income	—	—	150,766	—	—	150,766
Foreign Currency Translation	—	—	—	—	8,184	8,184
Change in Unfunded Benefit Obligations, net of tax of $868	—	—	—	—	(419)	(419)
Net Unrealized Loss on Financial Instruments, net of tax of $250	—	—	—	—	400	400

Comprehensive Income						$158,931

Restricted Stock Granted for 56,634 Shares	—	397	—	670	—	1,067
Common Stock Options Exercised of 1,179,702 Shares	—	9,103	—	12,211	—	21,314
Purchase of Shares of Common Stock for Treasury of 1,850,000 Shares	—	—	—	(39,675)	—	(39,675)
Cash Dividends on Common Stock - $0.56 per Share	—	—	(55,854)	—	—	(55,854)
Stock Option Expense FAS 123R	—	9,240	—	—	—	9,240
Huarun Redeemable Stock Accrual	—	—	(12,195)	—	—	(12,195)
Cumulative effect of adopting FIN 48	—	—	(10,757)	—	—	(10,757)

Balance, October 31, 2008	$59,220	$331,083	$1,180,011	$(207,482)	$90,036	$1,452,868

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

For the Year Ended		October 31, 2008 (53 weeks)	October 26, 2007 (52 weeks)	October 27, 2006 (52 weeks)

Operating Activities	Net Income	$150,766	$172,115	$175,252
	Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities:
	Depreciation	72,894	65,868	63,750
	Amortization	7,937	5,943	4,966
	Deferred Income Taxes	(7,488)	2,827	1,798
	Net (Gain) Loss on Disposal of Assets	(7,916)	444	3,068
	Stock Option Expense	9,240	11,575	11,273
	Changes in Certain Assets and Liabilities, Net of Effects of Acquired Businesses:
	Decrease (Increase) in Accounts and Notes Receivable	(21,993)	(16,475)	12,172
	Decrease (Increase) in Inventories and Other Assets	15,684	22,096	(49,990)
	Increase (Decrease) in Trade Accounts Payable and Accrued Liabilities	33,528	(63,445)	94,380
	Increase (Decrease) in Income Taxes Payable	25,988	(15,521)	(18,290)
	Increase (Decrease) in Other Deferred Liabilities	(5,102)	333	(1,088)
	Other	(9,088)	4,922	(12,619)

	Net Cash Provided by (Used in) Operating Activities	264,450	190,682	284,672

Investing Activities	Purchases of Property, Plant and Equipment	(43,045)	(76,940)	(75,417)
	Acquired Businesses (net of cash)	(64,647)	(171,008)	(290,386)
	Cash Proceeds on Disposal of Assets	38,210	1,712	8,738
	Purchase of Huarun Redeemable Stock	(21,501)	—	—

	Net Cash Provided by (Used in) Investing Activities	(90,983)	(246,236)	(357,065)

Financing Activities	Net Proceeds from (Payments on) Borrowings	(81,896)	160,576	98,006
	Proceeds from Sales of Treasury Stock	20,200	25,328	32,685
	Purchase of Shares of Common Stock for Treasury	(39,675)	(15,821)	(15,377)
	Retirement of Common Stock	—	(56,019)	—
	Excess Tax Benefit from Stock-Based Compensation	473	2,086	2,889
	Deferred Liability-Excess Cash – Huarun	(11,390)	(19,734)	34,370
	Dividends Paid	(55,854)	(52,670)	(44,655)

	Net Cash Provided by (Used in) Financing Activities	(168,142)	43,746	107,918

	Effect of Exchange Rates on Cash and Cash Equivalents	(200)	8,518	(132)

	Increase (Decrease) in Cash and Cash Equivalents	5,125	(3,290)	35,393

Cash and Cash Equivalents at Beginning of Year		84,948	88,238	52,845
Cash and Cash Equivalents at End of Year		$90,073	$84,948	$88,238

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal year 2008 includes 53 weeks while fiscal years 2007 and 2006 each include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in which we have a 20-50% interest and where we do not have management control and are not the primary beneficiary are accounted for using the equity method. In order to facilitate our year-end closing process, foreign entities’ financial results are included in our consolidated financial statements on a one-month lag.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of revenue deferred under extended furniture protection plans, the amount of supplier rebates earned, the amount of customer rebates owed, the amount to be paid for other liabilities, including contingent liabilities, assumptions around the valuation of Goodwill and Indefinite-Lived Intangible Assets, including impairment, our pension expense and pension funding requirements, and the computation of our income tax expense and liability. Actual results could differ from these estimates.

Revenue Recognition: Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. We sell extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claims payments over the contract period and revenue is recognized over the contract period based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. Revenues exclude sales taxes collected from our customers.

Allowance for Doubtful Accounts: We estimate the allowance for doubtful accounts by analyzing accounts receivable by age, specific collection risk and evaluating the historical write-off percentage over the past five year period. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

Cash Equivalents: We consider all highly-liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Inventories: Inventories are stated at the lower of cost or market. Our domestic inventories are recorded on the last-in, first-out (LIFO) method. The remaining inventories are recorded using the first-in, first-out (FIFO) method.

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

Impairment of Long-Lived Tangible and Intangible Assets: We evaluate long-lived assets, including intangible assets with finite lives, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. In applying SFAS 144, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally by discounting expected future cash flows.

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

As required by SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), we continue to amortize intan-

gibles with finite lives. Included in finite-lived intangible assets are patents and customer lists.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist of purchased technology, trademarks and tradenames.

SFAS 142 requires that goodwill for each reporting unit be reviewed for impairment at least annually. We have five reporting units as of October 31, 2008 (see Note 14). We test goodwill for impairment using the two-step process prescribed by SFAS 142. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference.

Management reviews indefinite-lived intangible assets at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

During the fourth quarters of 2008 and 2007, management completed the annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified.

Stock-Based Compensation: Our stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock. Options generally have a contractual term of 10 years, vest ratably over three or five years for employees and immediately upon grant for non-employee directors. Restricted shares vest after three or five years. We account for our stock based compensation under SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires the use of the fair value method for accounting for all stock-based compensation. See Note 9 for additional information.

Contingent Liabilities: We are involved in various claims relating to environmental and waste disposal matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. Management analyzes each individual site, considering the number of parties involved, the level of potential liability or contribution by us relative to the other parties, the nature and magnitude of the wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on the above analysis, management estimates the remediation or other cleanup costs and related claims for each site. The estimates are based in part on discussions with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually and in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Advertising Costs: Advertising costs are expensed as incurred and totaled $93,925, $101,010 and $56,789 in 2008, 2007 and 2006, respectively.

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

Net Income Per Share: The following table reflects the components of common shares outstanding for the three most recent fiscal years in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128):

	2008	2007	2006

Weighted-average common shares outstanding – basic	99,650,574	100,938,940	101,152,608
Dilutive effect of stock options and unvested restricted stock	675,675	1,678,238	1,573,724

Equivalent average common shares outstanding – diluted	100,326,249	102,617,178	102,726,332

Under the provisions of SFAS 128, basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 4,176,277, 1,151,502 and 291,725 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2008, 2007 and 2006, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments: All financial instruments are held for purposes other than trading. See Note 6 for additional information.

Accumulated Other Comprehensive Income: Period end balances for accumulated other comprehensive income are comprised of the following:

	Year ended October 31, 2008	Year ended October 26, 2007	Year ended October 27, 2006

Foreign currency translation	$129,859	$121,675	$51,567
Pension and postretirement benefits, net	(42,356)	(41,937)	(29,858)
Net unrealized gain (loss) on financial instruments	2,533	2,133	2,350
Other	—	—	25

Accumulated other comprehensive income (loss)	$90,036	$81,871	$24,084

Research and Development: Research and development is expensed as incurred.

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

In October 2008, we completed the sale of a non-strategic specialty product line to W.M. Barr & Co., Inc. The pro forma results of operations for this divestiture have not been presented, as the impact on the reported results is not material. No manufacturing equipment or plants were included in the transaction.

In January 2008, we completed the sale of our commercial/industrial polymer floor coatings product line to Sika AG, a global supplier to specialty chemicals markets. Sika is based in Baar, Switzerland, with North American headquarters in Lyndhurst, NJ. The product line had annual sales of approximately $17,000 in fiscal year 2007. The pro forma results of operations for this divestiture have not been presented, as the impact on the reported results is not material. No manufacturing equipment or plants were included in the transaction. Valspar will produce selected products for Sika for a period of time.

In December 2007, we acquired control of Aries Coil Coatings S.A. de C.V. (Aries), a privately owned manufacturer of high-performance coil and packaging coatings based in Monterrey, Mexico. We acquired the remaining shares of this business in the second quarter of 2008. Aries had annual sales in calendar year 2007 of approximately $40,000. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In August 2007, we acquired Teknos Nova Coil TNC Oy (TNC), a privately owned manufacturer of high-performance coil coatings based in Helsinki, Finland. TNC’s revenues for calendar 2006 were approximately €31,000. This transaction was accounted for as a purchase. The net assets and operating results have been included in our fiscal year 2007 financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In January 2007, we acquired a majority of the voting shares of a coil coatings business in Brazil from Tekno S.A. Tekno’s revenue for 2006 was $10,700. In the fourth quarter of 2008, we acquired the remaining shares of this business and have accounted for this transaction as a purchase. The net assets and operating results have been included in our fiscal year 2008 financial statements from the date of acquisition. The purchase price allocation is preliminary. The pro forma results of operation for this acquisition have not been presented, as the impact on reported results is not material.

In December 2006, we acquired the powder coatings business of H.B. Fuller Company. H.B. Fuller’s powder coatings business, which had net sales of approximately $75,000 in 2005, serves customers in 26 countries from manufacturing facilities in the United States and the United Kingdom. This transaction was accounted for as a purchase. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other shareholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180,000. The cash purchase price was approximately $290,386. The net assets and operating results have been included in our financial statements from the date of acquisition. Goodwill has been allocated to the Paints (approximately 60%) and Coatings (approximately 40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

Certain of the shares not purchased by us at the closing are subject to various put and call rights. The put and call rights are classified outside of shareholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority shareholders exercised their right to sell shares to us. Acquisition accounting was applied upon the exercise of the put options and the acquisition of the shares. After the purchase, we now own approximately 85.8% of the outstanding shares of Huarun Paints. The balance in Huarun Redeemable Stock was $33,577 at October 31, 2008 and $37,342 at October 26, 2007, and represents the accrual for the remaining shares that may be put to us in July 2009.

The Huarun Redeemable Stock will be accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common shareholders. We accrued $12,195 during 2008 and $18,619 during 2007. This accrual reduced basic and diluted income available to common shareholders by $0.12 for 2008 and by $0.18 for 2007.

Certain other Huarun shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The shares covered by the LTIP award were initially treated as liability awards under SFAS 123R. The pre-acquisition share awards were reclassified as equity awards in 2007 after we determined there was no obligation to purchase the shares, and if we were to purchase the shares, we would purchase the shares at fair market value.

The terms of the acquisition also require us to pay to Champion Regal and certain other shareholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34,370 was recorded as a deferred liability under purchase accounting. To reduce this deferred liability, we paid $11,390 and $19,734 plus accrued interest in 2008 and 2007, respectively. This liability was paid in full after the end of the fiscal year, in November 2008.

Pro forma results of operations for the fiscal year 2008 and 2007 acquisitions noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2008	2007

Manufactured products	$153,325	$172,431
Raw materials, supplies and work-in-progress	118,098	119,257

	$271,423	$291,688

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $130,619 at October 31, 2008 and $146,983 at October 26, 2007, approximately $82,471 and $55,757 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $33,146 and $39,239 of issued checks, which had not cleared our bank accounts as of October 31, 2008 and October 26, 2007, respectively.

Accrued liabilities include the following:

	2008	2007

Employee compensation	$85,514	$75,633
Uninsured loss reserves and deferred revenue	60,687	68,144
Customer volume rebates and incentives	45,691	48,783
Contribution to employees’ retirement trusts	17,455	9,659
Interest	12,816	16,480
Taxes, insurance, professional fees and services	21,073	23,772
Advertising and promotions	17,153	10,680
Restructuring	11,387	—
Other	19,122	17,722

	$290,898	$270,873

NOTE 5 – DEBT AND CREDIT ARRANGEMENTS

Long-term debt consists of the following:

	2008	2007

Notes to Banks (4.24% - 7.805% at October 31, 2008)	$250,627	$136,474
Senior Notes (5.10% - 6.05% at October 31, 2008 payable in 2012, 2015 and 2017)	500,000	600,000
Industrial development bonds (2.45% at October 31, 2008 payable in 2014 and 2015)	12,502	12,502
Obligations under capital lease (5.30% at October 31, 2008)	12	40

	763,141	749,016
Less Current maturities	(12)	(100,028)

	$763,129	$648,988

On April 17, 2007, we issued $200,000 of unsecured, senior notes that mature on May 1, 2012 with a coupon rate of 5.625%, and $150,000 of unsecured, senior notes that mature on May 1, 2017 with a coupon rate of 6.05%. These public offerings were made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of $347,200 were used to repay $350,000 in senior notes that matured on May 1, 2007.

The fair market value of all of the senior notes as of October 31, 2008 and October 26, 2007, was $410,170 and $589,093, respectively.

The future maturities of long-term debt are as follows:

Maturities

2009	$12
2010	250,627
2011	—
2012	200,000
2013	—
Thereafter	312,502

At October 31, 2008, we had two credit facilities. The first is a five-year $600,000 unsecured committed revolving multi-currency credit facility with a syndicate of banks maturing on October 25, 2010. Under this facility, we can borrow at optional interest rates of prime or LIBOR-based rates. We had notes to banks under this facility totaling $100,627 at October 31, 2008 and $136,474 at October 26, 2007. The second credit facility is a 364-day $150,000 unsecured committed revolving credit facility with a syndicate of banks maturing on November 25, 2009. Under this facility, we can borrow at optional interest rates of prime or LIBOR-based rates. We had notes to banks under this facility totaling $150,000 at October 31, 2008. These credit facilities are also a backstop to our $350,000 U.S. Commercial Paper program established during 2006; $148,325 and $253,173 was outstanding as of October 31, 2008 and October 26, 2007, respectively. The weighted average interest rate on the commercial paper borrowings was 3.81% for 2008, 5.23% for 2007 and 5.35% for 2006.

The revolving credit facility contains covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 31, 2008.

Under other short-term bank lines of credit around the world, we may borrow up to $188,537 on such terms as the banks and we may mutually agree. Borrowings under these facilities totaled $11,189 and $14,320 at October 31, 2008 and October 26, 2007, respectively. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual rate of 5.88% in 2008, 6.16% in 2007 and 5.06% in 2006.

To ensure availability of funds, we maintain bank credit lines sufficient to cover outstanding short-term borrowings. Our available liquidity under the short-term bank lines and revolving credit facilities was $938,537 with outstanding borrowings of $410,141 at October 31, 2008. We had unused lines of credit under the short-term bank lines and revolving credit facilities of $528,396 at October 31, 2008 and $386,223 at October 26, 2007.

Interest paid during 2008, 2007 and 2006 was $61,485, $61,582 and $45,100, respectively.

NOTE 6 – FINANCIAL INSTRUMENTS

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. We enter into deriv-

ative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

At October 31, 2008, we had an aggregate $100,000 of notional amount interest rate swap contracts which have been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contracts are recognized in interest expense over the life of the contracts. Unrealized gains and losses are recorded in accumulated other comprehensive income and will be recognized in interest expense over the life of the swaps. There was an immaterial amount of ineffectiveness for these swaps recognized in interest expense for the year ended October 31, 2008. At October 26, 2007, we had a $100,000 notional amount interest rate swap contract designated as a fair value hedge under SFAS 133 to pay floating rates of interest based on LIBOR and to receive a fixed interest rate. The interest rate swap contract was reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contract were recognized in interest expense over the life of the contract. As the critical terms of the interest rate swap and hedged debt matched, there was an assumption of no ineffectiveness for this hedge. This contract matured on December 1, 2007.

At October 31, 2008, we had $5,612 notional amount of forward foreign currency exchange contracts maturing during fiscal year 2009. These forward foreign exchange contracts have been designated as hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Unrealized gains and losses will be recognized in Other Expense (Income) when they occur. There was no ineffectiveness for these hedges.

At October 31, 2008 we had no treasury locks in place. During 2007, we entered into $200,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt we planned to issue during fiscal year 2007. This is in addition to the $100,000 notional amount of treasury locks to hedge, or lock-in, interest rates we had outstanding as of October 27, 2006. We had designated the treasury locks entered into as cash flow hedges under SFAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. During April 2007, we issued $350,000 of senior notes. At that time, the $300,000 treasury locks were terminated, yielding a deferred pre-tax gain of approximately $4,566. This gain was recorded in accumulated other comprehensive income in our consolidated balance sheet and is being recognized in our statements of income as a decrease to interest expense over the five and ten-year term of the related debt, respectively.

NOTE 7 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

We account for and disclose guarantees and contractual obligations in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). The interpretation requires disclosure in periodic financial statements of certain guarantee arrangements. The interpretation also clarifies situations where a guarantor is required to recognize the fair value of certain guarantees in the financial statements. We do not have any guarantees that require recognition at fair value under the interpretation.

We sell extended furniture protection plans and offer warranties for certain of our products. Revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized.

We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates, as such changes in estimates become known.

Changes in the recorded amounts, both short and long-term, during the period are as follows:

Balance, October 28, 2005	$95,687

Change in accrual from previous fiscal year	(2,342)
Additional net deferred revenue/accrual made during the period	15,359
Payments made during the period	(21,417)

Balance, October 27, 2006	$87,287

Change in accrual from previous fiscal year	(1,280)
Additional net deferred revenue/accrual made during the period	16,118
Payments made during the period	(16,983)

Balance, October 26, 2007	$85,142

Change in accrual from previous fiscal year	—
Additional net deferred revenue/accrual made during the period	5,311
Payments made during the period	(12,460)

Balance, October 31, 2008	$77,993

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 26, 2007 and October 31, 2008 are as follows:

	Coatings	Paints	Other	Total

Balance, October 27, 2006	$1,016,888	$296,712	$22,498	$1,336,098

Goodwill acquired (disposed/adjusted)	15,377	(85,218)	—	(69,841)
Currency translation gain (loss)	19,643	10,642	2,409	32,694

Balance, October 26, 2007	$1,051,908	$222,136	$24,907	$1,298,951

Goodwill acquired (disposed/adjusted)	48,775	2,794	—	51,569
Currency translation gain (loss)	(4,440)	9,494	(2,761)	2,293

Balance, October 31, 2008	$1,096,243	$234,424	$22,146	$1,352,813

Information regarding our other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net

Balance, October 26, 2007
Customer Lists	40 years	$267,211	$(28,373)	$238,838
Technology	Indefinite	190,812	—	190,812
Trademarks	Indefinite	158,925	—	158,925
Other	10 years	11,511	(9,437)	2,074

		$628,459	$(37,810)	$590,649

Balance, October 31, 2008
Customer Lists	40 years	$277,193	$(35,121)	$242,072
Technology	Indefinite	200,834	—	200,834
Trademarks	Indefinite	175,665	—	175,665
Other	10 years	11,523	(10,626)	897

		$665,215	$(45,747)	$619,468

The balance as of October 31, 2008 reflects the final purchase price allocation related to the acquisition of TNC ($18,621 was reclassified from goodwill to other intangible assets). The balance as of October 26, 2007 reflects the final purchase price allocation related to the acquisition of H.B. Fuller’s powder coatings business ($51,105 was reclassified from goodwill to other intangible assets) and Huarun Paints ($177,100 was reclassified from goodwill to other intangible assets, and $8,900 was reclassified from goodwill to property, plant and equipment).

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the Customer List and Other categories are 35 years and 6 years, respectively.

Total amortization expense was $7,937, $5,943 and $4,966 in 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangibles assets as of October 31, 2008 is approximately $8,100 annually.

NOTE 9 – STOCK-BASED COMPENSATION

Our stock-based compensation plans are comprised of stock options and restricted stock. Under our equity compensation plans, options of up to 26,000,000 shares of common stock, and restricted stock awards of up to 4,800,000 shares of common stock, may be granted to officers, employees and non-employee directors. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years.

Stock Options: Effective October 29, 2005, we adopted SFAS 123R, which requires the use of the fair value method for accounting for all stock-based compensation. The statement was adopted using the modified prospective method of application, and we elected to recognize the fair value of the awards ratably over the vesting period. Under this method, in addition to reflecting compensation expense for new share-based awards, expense is also recognized for the remaining vesting periods of awards that had been included in pro-forma expense in prior periods. Total stock-based compensation expense included in our Consolidated Statements of Income in fiscal 2008, 2007 and 2006 was $9,240 ($5,899 net of tax), $11,575 ($7,324 net of tax) and $11,273 ($6,989 net of tax), respectively.

As of October 31, 2008, there was $8,822 of total unrecognized before-tax compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 2.3 years.

Stock option activity for the three years ended October 31, 2008 is summarized as follows:

	Shares Reserved	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ Thousands)

Balance, October 28, 2005	1,641,672	12,590,819	$19.34	6.4 years	$38,107
Shares Reserved	5,000,000	—	—
Granted	(1,480,142)	1,480,142	27.01
Exercised	—	(1,911,729)	17.10		17,528
Canceled	113,725	(113,725)	22.18

Balance, October 27, 2006	5,275,255	12,045,507	$20.50	6.2 years	$74,535
Granted	(1,396,250)	1,396,250	25.56
Exercised	—	(1,348,896)	18.78		12,921
Canceled	219,057	(219,057)	25.09

Balance, October 26, 2007	4,098,062	11,873,804	$21.21	5.9 years	$44,605
Granted	(1,900,734)	1,900,734	18.62
Exercised	—	(1,179,702)	17.12		6,514
Canceled	583,118	(583,118)	24.14

Balance, October 31, 2008	2,780,446	12,011,718	$21.06	5.9 years	$17,036
Exercisable		8,936,910	20.82	4.7 years	13,289

Options exercisable of 9,145,993 at October 26, 2007 and 9,113,190 at October 27, 2006 had weighted average exercise prices of $19.99 and $19.23, respectively. The exercise price for options outstanding as of October 31, 2008 range from $11.82 to 28.58, with 2,514,831 shares outstanding in the $11.82 - $18.56 range, 3,078,970 shares outstanding in the $19.76 -$22.99 range and 3,343,109 shares outstanding in the $23.26 - $28.58 range.

The total intrinsic value at October 31, 2008 is based on our closing stock price on the last trading day of the year for in-the-money options. The strike prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	2008	2007	2006

Expected dividend yield	3.0%	2.0%	1.6%
Expected stock price volatility	27.9%	21.6%	23.4%
Risk-free interest rate	3.4%	4.3%	4.8%
Expected life of options	6 years	6 years	6 years
Weighted average fair value on the date of grant	$4.29	$5.95	$7.34

Key Employee Bonus Plan: We have a Key Employee Bonus Plan for certain employees. Under the Plan, participants receive grants of restricted stock with the size of the grant determined according to satisfaction of performance goals. The restricted stock vests three years from the date of grant.

Stock Incentive Plan: We have a Stock Incentive Plan for certain employees. The Plan is used to award restricted shares on a discretionary basis for outstanding performance so that we can maintain a competitive position to attract and retain personnel necessary for continued growth and profitability.

The following table sets forth a reconciliation of restricted shares from the Key Employee Bonus Plan and the Stock Incentive Plan for the three years ended October 31, 2008.

	Shares Reserved	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Balance, October 28, 2005	2,488,788	341,466	$23.40	$7,444
Granted	(201,900)	201,900	26.02	5,253
Forfeited	—	—	—	—
Vested	—	(168,769)	22.68	4,195

Balance, October 27, 2006	2,286,888	374,597	$25.14	$9,979
Granted	(28,566)	28,566	26.30	751
Forfeited	24,280	(24,280)	26.20	(636)
Vested	—	(83,301)	24.57	2,389

Balance, October 26, 2007	2,282,602	295,582	$25.32	$7,262
Granted	(86,493)	86,493	21.34	1,845
Forfeited	29,859	(29,859)	26.10	(779)
Vested	—	(104,477)	23.91	2,138

Balance, October 31, 2008	2,225,968	247,739	$24.44	$5,066

NOTE 10 – INCOME TAXES

Income before income taxes consisted of the following:

Year Ended	2008	2007	2006

Domestic	$161,556	$190,598	$195,324
Foreign	67,141	69,173	62,108

	$228,697	$259,771	$257,432

Significant components of the provision for income taxes are as follows:

Year Ended	2008	2007	2006

Current
Federal	$53,256	$61,183	$55,076
State	6,927	5,732	4,605
Foreign	25,236	15,695	20,701

Total Current	85,419	82,610	80,382

Deferred
Federal	(2,556)	232	2,498
State	(777)	(6)	(137)
Foreign	(4,155)	4,820	(563)

Total Deferred	(7,488)	5,046	1,798

Total Income Taxes	$77,931	$87,656	$82,180

Significant components of our deferred tax assets and liabilities are as follows:

	2008	2007	2006

Deferred tax assets:
Product liability accruals	$4,690	$4,476	$4,547
Insurance accruals	3,431	3,387	4,214
Deferred compensation	18,857	17,418	13,689
Deferred revenue	11,819	10,451	12,598
Workers’ compensation accruals	1,465	1,508	1,578
Employee compensation accruals	3,054	6,634	6,381
Pension	11,502	3,775	646
Other	51,901	27,003	22,287

Total deferred tax assets	106,719	74,652	65,940

Deferred tax liabilities:
Tax in excess of book depreciation	(34,057)	(34,263)	(37,006)
Amortization	(242,009)	(232,100)	(178,889)
Other	(21,643)	(20,775)	(16,545)

Total deferred tax liabilities	(297,709)	(287,138)	(232,440)

Net deferred tax liabilities	$(190,990)	$(212,486)	$(166,500)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2008	2007	2006

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.2%	1.5%	1.1%
Non-U.S. taxes	(1.7%)	(1.7%)	(1.4%)
Other	(1.4%)	(1.1%)	(2.8%)

	34.1%	33.7%	31.9%

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $234,279 at October 31, 2008. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2008, 2007 and 2006 were $58,755, $105,084 and $94,270, respectively.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), in June 2006. This statement clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006 and was adopted by us on October 27, 2007, the first day of fiscal year 2008.

As a result of the implementation of FIN 48, we recorded a cumulative effect adjustment of $10,757, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 27, 2007 balance of retained earnings.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) for fiscal year 2008 is as follows:

2008

Gross unrecognized tax benefits at October 27, 2007	$47,504
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(799)
Increases in tax positions for current year	3,222
Settlements	—
Lapse in statute of limitations	(5,130)

Gross unrecognized tax benefits at October 31, 2008	$44,797

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had recognized accrued interest and penalties relating to unrecognized tax benefits of $12,397 and $9,896 as of October 31, 2008 and October 27, 2007, respectively. The gross amount of interest and penalties included in tax expense for the year ended October 31, 2008 was $2,501.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $31,977 and $30,337 as of October 31, 2008 and October 27, 2007, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS)

concluded its examination of our U.S. federal tax returns for the fiscal years ended 2004 and 2005 in April 2008. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 11 – LEASING ARRANGEMENTS

We have operating lease commitments outstanding at October 31, 2008, for plant and warehouse equipment, office and warehouse space and automobiles. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments

2009	$15,536
2010	12,997
2011	9,451
2012	7,128
2013	5,076
2014 and beyond	16,021

$66,209

Rent expense for operating leases was $24,604 in 2008, $22,597 in 2007 and $20,766 in 2006.

NOTE 12 – LITIGATION

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, management believes there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum match of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. Employees that are not eligible for the Savings and Retirement Plan have the option to participate in the 401(k) Employee Stock Ownership Plan. We match employee contributions (up to a maximum match of 3% of employees’ compensation), and based on our financial performance there is a discretionary match that can range from 0-3%. Contributions to the Plans totaled $23,855, $21,490, and $24,298, for 2008, 2007 and 2006, respectively.

Executive Retirement Plans: We have a limited number of Supplemental Executive Retirement Plans (SERP’s) to provide designated executives with retirement, death and disability benefits. Annual benefits under the SERP’s are based on years of service and individual compensation near retirement.

Pension and Post-Retirement Medical Plans: We also sponsor several defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2008, we made discretionary contributions of approximately $2,613 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan is changing on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. The measurement date for both the U.S. and non-U.S. plans is July 31. For the fiscal year ending October 30, 2009, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $12,300.

Incremental Effect of Adopting SFAS 158: SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), requires companies to fully recognize the funded status of each pension and other post-retirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. The following table shows the impact on the consolidated balance sheet of the adoption, which became effective for fiscal years ending after December 15, 2006. Valspar adopted SFAS 158 for the year ending October 26, 2007.

	At October 26, 2007

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at October 26, 2007

Assets
Current assets	$—	$—	$—
Non-current assets	53,001	(51,413)	1,588
Intangible assets	280	(280)	—
Deferred tax asset	611	23,968	24,579

Total assets	53,892	(27,725)	26,167

Liabilities and Stockholders’ Equity
Current liabilities	—	1,298	1,298
Non-current liabilities	25,495	11,689	37,184
Accumulated other comprehensive loss	(1,837)	(64,679)	(66,516)
Accumulated other comprehensive loss, net of tax	(1,226)	(40,711)	(41,937)

The cost of pension and post-retirement medical benefits is as follows:

	Pension

Net Periodic Benefit Cost	2008	2007	2006

Service cost	$3,774	$3,593	$3,927
Interest cost	13,447	12,697	11,603
Expected return on plan assets	(15,670)	(14,969)	(13,897)
Amortization of transition asset obligation	(34)	(125)	(122)
Amortization of prior service cost	733	673	685
Recognized actuarial loss	3,033	3,511	4,452
Curtailment	(33)	—	—

Net periodic benefit cost	$5,250	$5,380	$6,648

	Post-Retirement Medical

Net Periodic Benefit Cost	2008	2007	2006

Service cost	$1,168	$819	$807
Interest cost	928	715	719
Expected return on plan assets	N/A	N/A	N/A
Amortization of transition obligation	—	—	—
Amortization of prior service cost	(82)	(128)	(128)
Recognized actuarial loss	388	253	366

Net periodic benefit cost	$2,402	$1,659	$1,764

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

	Pension		Post-Retirement Medical

Change in Benefit Obligation	2008	2007	2008	2007

Benefit obligation beginning of year	$226,044	$213,648	$15,272	$11,773
Service cost	3,774	3,593	1,168	819
Interest cost	13,447	12,697	928	715
Plan participants’ contributions	527	446	—	—
Plan amendments	455	1,168	(7,797)	526
Actuarial loss (gain)	(17,921)	(3,150)	1,240	2,336
Benefits paid	(10,733)	(10,698)	(1,487)	(897)
Plans included for the first time in 2007	N/A	2,404	N/A	N/A
Currency impact	(5,745)	5,936	—	—

Benefit obligation at end of year	$209,848	$226,044	$9,324	$15,272

	Pension		Post-Retirement Medical

Change in Plan Assets	2008	2007	2008	2007

Fair value of plan assets at beginning of year	$204,121	$185,629	$—	$—
Actual return on plan assets	(14,648)	21,211	—	—
Employer contributions	2,613	3,598	1,487	897
Plan participants’ contributions	527	446	—	—
Benefit payments	(10,733)	(10,698)	(1,487)	(897)
Currency impact	(5,487)	3,935	—	—

Fair value of assets at end of year	$176,393	$204,121	$—	$—

	Pension		Post-Retirement Medical

Funded Status	2008	2007	2008	2007

Projected benefit obligation	$(209,848)	$(226,044)	$(9,324)	$(15,272)
Plan assets at fair value	176,393	204,121	—	—
Company contributions after measurement date	167	301	—	—
Benefits paid after measurement date	65	—	—	—

Net funded status – over (under)	$(33,223)	$(21,622)	$(9,324)	$(15,272)

Funded status – overfunded plans	$—	$1,588	$—	$—
Funded status – underfunded plans	(33,223)	(23,210)	(9,324)	(15,272)

	Pension		Post-Retirement Medical

Amounts Recognized in Statement of Financial Position:	2008	2007	2008	2007

Noncurrent assets	$—	$1,588	$—	$—
Current liabilities	(505)	(428)	(866)	(870)
Noncurrent liabilities	(32,718)	(22,782)	(8,458)	(14,402)

	Pension		Post-Retirement Medical

Amounts in Accumulated Other Comprehensive Income:	2008	2007	2008	2007

Net (gain) / loss	$63,711	$55,265	$7,363	$6,511
Net prior service cost (credit)	5,156	5,486	(8,427)	(712)
Net transition obligation / (asset)	—	(34)	—	—

Other comprehensive income - total	68,867	60,717	(1,064)	5,799

	Pension		Post-Retirement Medical

Amortization Expense Expected to be Recognized During Next Fiscal Year	2008	2007	2008	2007

Prior service cost (credits)	$615	$735	$(3,786)	$(82)
Net loss	2,048	3,053	3,215	388
Transition obligation (asset)	—	(34)	—	—

Our pension and post-retirement medical plans with accumulated benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2008	2007	2008	2007

Projected /accumulated post-retirement benefit obligation	$177,658	$22,650	$9,324	$15,272
Accumulated benefit obligation	170,228	20,044	N/A	N/A
Fair value of plan assets	144,443	7,981	—	—

Our pension plans with projected benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2008	2007	2008	2007

Projected benefit obligation	$209,848	$182,397	N/A	N/A
Accumulated benefit obligation	201,344	163,683	N/A	N/A
Fair value of plan assets	176,393	158,886	N/A	N/A

Our pension plans with projected benefit obligations less than Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2008	2007	2008	2007

Projected benefit obligation	$—	$43,647	N/A	N/A
Accumulated benefit obligation	—	43,647	N/A	N/A
Fair value of plan assets	—	45,235	N/A	N/A

Actuarial Assumptions: We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country that may have an impact on the cost of providing retirement benefits.

	Pension		Post-Retirement Medical

Assumption ranges used in net periodic benefit cost	2008	2007	2008	2007

Discount rate	5.25% - 6.50%	4.50% - 6.25%	6.25%	6.25%
Expected long-term return on plan assets	5.75% - 8.50%	5.25% - 8.50%	N/A	N/A
Average increase in compensation	2.25% - 4.25%	2.25% - 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	9.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	4 Years	3 Years

	Pension		Post-Retirement Medical

Assumption ranges used to determine benefit obligation:	2008	2007	2008	2007

Discount rate	6.00% - 7.00%	5.25% - 6.50%	6.75%	6.25%
Rate of compensation increase	2.25% - 4.25%	2.25% - 4.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	8.00%	9.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	3 Years	4 Years

Investment Strategy: We have a master trust that holds the assets for all the U.S. pension plans. For investment purposes the plans are managed in an identical way, as their objectives are similar. The Benefit Funds Investment Committee, along with assistance from external consultants, sets investment guidelines and makes asset allocation decisions. These are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Committee also oversees the selection of investment managers and monitors asset performance. As pension liabilities are long-term in nature, the Committee employs a long-term rate of return on plan assets approach for a prudent level of risk. Historical returns are considered as well as advice from investment experts. Annually, the Committee and the consultants review the risk versus the return of the investment portfolio to assess the long-term rate of return assumption.

The U.S. investment portfolio contains a diversified portfolio of investment categories, including domestic and international equities and short and long-term fixed income securities. Among the equity investments there is also diversity of style, growth versus value. Plan assets did not include investments in our stock as of the reported dates. The Committee believes with prudent risk tolerance and asset diversification, the plans should be able to meet their pension obligations in the future.

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans

Asset Allocation	2008	2007	Target Allocation

Equity securities	58%	60%	50 - 60%
Debt securities	39%	36%	40 - 50%
Other	3%	4%	0%

Total	100%	100%	100%

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical

2009	$11,301	$895
2010	11,537	1,147
2011	12,042	1,345
2012	12,248	1,415
2013	12,774	1,374
2014 - 2018	71,153	4,463

	$131,055	$10,639

NOTE 14 – SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), and based on the nature of our products, technology, manufacturing processes, customers and regulatory environment, we aggregate our operating segments into two reportable segments: Coatings and Paints.

SFAS 131 requires an enterprise to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

The Coatings segment aggregates our industrial and packaging product lines. Industrial products include a broad range of decorative and protective coatings for metal, wood, plastic and glass. Packaging products include both interior and exterior coatings used in metal packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

The Paints segment aggregates our architectural and automotive product lines. Architectural products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and our Huarun products sold primarily through exclusive distributors in China.

Our remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. Also included within All Other are the administrative expenses of our corporate headquarters site. The administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1 – Significant Accounting Policies. Comparative segment data for the years ended 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Net Sales:
Coatings	$2,053,747	$1,851,687	$1,683,482
Paints	1,127,073	1,088,819	985,698
All Other	404,721	421,382	428,192
Less Intersegment sales	(103,163)	(112,601)	(119,310)

	$3,482,378	$3,249,287	$2,978,062

	2008	2007	2006

EBIT:
Coatings	$188,267	$198,073	$202,432
Paints	94,587	105,947	107,129
All Other	3,588	17,413	(5,923)

Total EBIT	$286,442	$321,433	$303,638

Interest Expense	$57,745	$61,662	$46,206

Income before Income Taxes	$228,697	$259,771	$257,432

Depreciation and Amortization:
Coatings	$46,715	$39,427	$38,909
Paints	16,891	15,660	12,742
All Other	17,225	16,724	17,065

	$80,831	$71,811	$68,716

Identifiable Assets:
Coatings	$2,379,946	$2,337,518	$2,045,700
Paints	847,285	764,051	721,451
All Other	292,811	350,712	424,384

	$3,520,042	$3,452,281	$3,191,535

Capital Expenditures:
Coatings	$24,059	$46,348	$40,557
Paints	6,338	15,643	15,847
All Other	12,648	14,949	19,013

	$43,045	$76,940	$75,417

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

	2008	2007	2006

Net sales – External:
United States	$2,067,337	$2,053,810	$2,085,667
China	381,419	328,750	128,154
Other Countries	1,033,622	866,727	764,241

	$3,482,378	$3,249,287	$2,978,062

	2008	2007	2006

Long-lived assets:
United States	$1,531,575	$1,559,735	$1,497,921
China	462,318	423,111	361,303
Other Countries	468,104	421,150	298,436

	$2,461,997	$2,403,996	$2,157,660

We have one significant customer in the Paints segment whose net sales ranged from 16.0% to 17.6% of total sales over the last three years.

NOTE 15 - RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. The total cost of these restructuring actions is expected to be $0.23 to $0.25 per share after tax. The restructuring activities in 2008 resulted in pre-tax charges of $23,454,000 or $0.16 per share after tax. The remaining restructuring charges to be incurred in 2009 consist primarily of severance costs in the Coatings segment. We plan to pay the remaining restructuring liabilities in 2009.

The restructuring initiatives include plant closures, head-count reductions, manufacturing consolidation and relocation, and the exit of non–strategic product lines in certain geographies. Approximately half of the total cost of our restructuring actions is related to streamlining our European operations. We have reduced manufacturing capacity and our overall global headcount to lower our costs in light of challenging global economic conditions.

The severance and employee benefits, exit costs and contract termination costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Asset impairment charges are primarily accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The following net restructuring and impairment charges by segment were recorded in 2008 beginning in the third quarter:

	Liability Beginning Balance 10/26/2007	Expense	Activity	Change in Estimate	Liability Ending Balance 10/31/2008

Coatings
Severance and Employee benefits	$—	$10,509	$(2,667)	$—	$7,842
Asset Impairments	—	1,630	(1,630)	—	—
Exit Costs (Consulting/Site Clean-up)	—	800	(377)	—	423
Contract Term Costs (Leases)	—	12	(12)	—	—

Total Coatings	—	12,951	(4,686)	—	8,265

Paints
Severance and Employee benefits	—	176	(176)	—	—
Asset Impairments	—	4,720	(4,720)	—	—
Exit Costs (Consulting/Site Clean-up)	—	2,257	(5)	—	2,252
Contract Term Costs (Leases)	—	—	—	—	—

Total Paints	—	7,153	(4,901)	—	2,252

Other
Severance and Employee benefits	—	1,399	(593)	—	806
Asset Impairments	—	1,815	(1,815)	—	—
Exit Costs (Consulting/Site Clean-up)	—	136	(72)	—	64
Contract Term Costs (Leases)	—	—	—	—	—

Total Other	—	3,350	(2,480)	—	870

Total	$—	$23,454	$(12,067)	$—	$11,387

The liability ending balance at October 31, 2008 is included in accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions that will continue into fiscal year 2009. The restructuring expenses recorded are included in the Consolidated Statement of Income. For 2008, $15,694 was charged to Cost of Sales, $7,489 was charged to Selling and Administrative expense and $271 was charged to Other Expense (Income).

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 applies to all derivative instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk related contingent features in derivative agreements. Comparative disclosures for earlier periods are not required. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is our second quarter of fiscal year 2009.

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require us to make any new fair value measurements.

In February 2008, FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), which delays the effective date for the implementation of SFAS 157 solely for non-financial assets and non-financial liabilities, except those non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or our fiscal year 2010. FASB indicated that the partial deferral would not be available to entities that have previously early adopted SFAS 157 in its entirety. Therefore, for fiscal years beginning after November 15, 2007, all companies would be required to implement SFAS 157 for all financial assets and financial liabilities measured at fair value (whether on a recurring or non-recurring basis), as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. We are currently evaluating the impact of SFAS 157 on our financial statements.

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), in September 2006. We adopted the recognition and disclosure provisions of SFAS 158 in 2007. SFAS 158 will further require us to measure the plans’ assets and obligations that determine our funded status as of the end of the employer’s fiscal year (with limited exceptions). This will be required to be adopted for fiscal years ending after December 15, 2008, which would be our fiscal year ending October 30, 2009. We are currently evaluating the impact of this further requirement of SFAS 158 on our financial statements.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which changed the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2010. Earlier adoption is prohibited. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Generally, the effect of SFAS 141(R) will depend on future acquisitions. However, the accounting for the resolution of any tax uncertainties remaining will be subject to the provisions of SFAS 141(R). We have not yet evaluated the impact, if any, of adopting SFAS 141(R) on our consolidated financial statements.

NOTE 17 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 31, 2008 and October 26, 2007:

	Net Sales	Gross Margin	Net Income	Huarun Redeemable Stock Accrual	Huarun Redeemable Stock Accrual - per Share	Net Income Available to Common Shareholders	Net Income per Share – Diluted

2008 Quarter Ended:
January 25	$765,124	$210,465	$24,015	$(2,914)	$(0.03)	$21,101	$0.21
April 25	836,379	244,261	40,847	(2,915)	(0.03)	37,932	0.38
July 25	957,683	274,702	46,989	(3,049)	(0.03)	43,940	0.44
October 31	923,192	248,003	38,915	(3,317)	(0.03)	35,598	0.35

	$3,482,378	$977,431	$150,766	$(12,195)	$(0.12)	$138,571	$1.38

2007 Quarter Ended:
January 26	$694,523	$199,084	$23,598	$(5,067)	$(0.05)	$18,531	$0.18
April 27	808,471	246,881	41,516	(5,067)	(0.05)	36,449	0.35
July 27	893,498	278,522	58,217	(5,067)	(0.05)	53,150	0.52
October 26	852,795	247,310	48,784	(3,418)	(0.03)	45,366	0.45

	$3,249,287	$971,797	$172,115	$(18,619)	$(0.18)	$153,496	$1.50

In the fourth quarter of 2008, income from continuing operations included an after-tax benefit of $9,054, or $0.09 per share, for a gain on the sale of a non-strategic specialty product line. In addition, the third and fourth quarters of 2008 included restructuring costs of $0.03 and $0.13 per share, respectively; see Note 15 for more information. In the fourth quarter of 2007, net income included an after-tax benefit of approximately $10,240, or $0.10 per share, for the one-time sale of certain intellectual property assets during the fourth quarter. The cash sale was in foreign jurisdictions to a former licensee and concluded the licensing relationship with the buyer.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

The report of Management on Internal Control over Financial Reporting is set forth on page 21.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 23.

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors set forth on pages 1 through 3 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference. The information in the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” on page 5 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference. The information in the section titled “Corporate Governance” on pages 3 through 5 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

The information in the section titled “Executive and Director Compensation” on pages 7 through 26 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the section titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” on pages 32 and 33 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference.

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)

Equity Compensation Plans Approved by Security Holders	12,011,718	$21.06	5,006,414
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	12,011,718	$21.06	5,006,414

(1)

The number of securities remaining available for future issuance under equity compensation plans consists of shares issuable under the following corporate plans: The Valspar Corporation 1991 Stock Option Plan, The Valspar Corporation Key Employee Annual Bonus Plan, The Valspar Corporation Stock Option Plan for Non-Employee Directors and the 2001 Stock Incentive Plan. In December 2008, the Board of Directors approved the2009 Omnibus Equity Plan, subject to stockholder approval in February 2009. The 2009 Omnibus Equity Plan will replace the existing plans.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in the section titled “Corporate Governance – Director Independence” on pages 4 and 5 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference. The information in the section titled “Certain Relationships and Related Transactions” on pages 5 and 6 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections titled “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” set forth on pages 31 and 32 of our Proxy Statement dated January 16, 2009 is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements

		Page

	Report of Management on Internal Control Over Financial Reporting	21
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	22
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	23
	Consolidated Balance Sheets – October 31, 2008 and October 26, 2007	24
	Consolidated Statements of Income – Years ended October 31, 2008, October 26, 2007 and October 27, 2006	25
	Consolidated Statement of Changes in Equity – Years ended October 31, 2008, October 26, 2007 and October 27, 2006	26
	Consolidated Statements of Cash Flows – Years ended October 31, 2008, October 26, 2007 and October 27, 2006	27
	Notes to Consolidated Financial Statements	28–44
	Selected Quarterly Financial Data (Unaudited)	44

(2)	Financial Statement Schedules

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

	10.1*	The Valspar Corporation Key Employees’ Supplementary Retirement Plan, restated effective October 15, 2008.**

	10.2	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**

Exhibit Number	Description

10.3	The Valspar Corporation Key Employee Annual Bonus Plan For Officers – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**

10.4	The Valspar Corporation Stock Option Plan For Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**

10.5	The Valspar Corporation Annual Bonus Plan – as amended through December 11, 2002 (incorporated by reference to Form 10-Q for the quarter ended April 25, 2003)**

10.6	The Valspar Corporation Incentive Bonus Plan (incorporated by reference to Form 10-K for the period ended October 30, 1992)**

10.7	The Valspar Corporation 2001 Stock Incentive Plan (incorporated by reference to Form 10-K for the period ended October 25, 2002)**

10.8	The Valspar Corporation Key Employee Long-Term Incentive Bonus Program – as amended through December 12, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**

10.9*	Change in Control Employment Agreement between the Registrant and the Company’s Named Executives – as amended through December 10, 2008.**

10.10*	The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, restated effective December 31, 2008.**

10.11

Resolutions adopted by The Valspar Corporation Board of Directors on July 22, 2005 – Election and Compensation of Thomas R. McBurney as Non-Executive Chairman of the Board of Directors (incorporated by reference to Form 10-Q for the quarter ended July 29, 2005)**

10.12

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

10.15

Five-Year Credit Agreement dated October 25, 2005 among the Registrant and Certain Subsidiaries of the Registrant and JPMorgan Chase Bank, N.A., as Administrative Manager (incorporated by reference to Form 8-K filed on October 26, 2005; amendment filed with Form 8-K filed on March 23, 2007)

10.16	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 26, 2007)**

10.17	Form of Restricted Stock Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**

10.18	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**

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

Portions of the 2009 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/ Rolf Engh	12/19/08

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William L. Mansfield	12/19/08	/s/ Susan S. Boren	12/19/08

William L. Mansfield, Director		Susan S. Boren, Director
Chairman and Chief Executive Officer
(principal executive officer)		/s/ John S. Bode	12/19/08

/s/ Lori A. Walker	12/19/08	John S. Bode, Director

Lori A. Walker, Senior Vice President		/s/ Jeffrey H. Curler	12/19/08
and Chief Financial Officer
(principal financial officer)		Jeffrey H. Curler, Director

/s/ Tracy C. Jokinen	12/19/08	/s/ Charles W. Gaillard	12/19/08

Tracy C. Jokinen, Vice President and		Charles W. Gaillard, Director
Controller (principal accounting officer)
		/s/ Janel S. Haugarth	12/19/08

Janel S. Haugarth, Director

		/s/ Mae C. Jemison	12/19/08

Mae C. Jemison, Director

		/s/ Stephen D. Newlin	12/19/08

Stephen D. Newlin, Director

		/s/ Gregory R. Palen	12/19/08

Gregory R. Palen, Director

		/s/ Richard L. White	12/19/08

Richard L. White, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

COL. A	COL. B	COL. C	COL. C	COL. D		COL. E

	Additions

Description	Balance at Beginning of Period	(1) Charged to Expense or (Income)	(2) Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts:
Year ended October 31, 2008	$10,598,000	$13,159,314		$7,606,063	[1]	$16,389,000
				(237,749)[2]
Year ended October 26, 2007	$13,145,000	$1,319,878		$4,455,867	[1]	$10,598,000
				(588,989)[2]
Year ended October 27, 2006	$16,857,000	$2,562,876		$7,910,966	[1]	$13,145,000
				(1,636,090)[2]

1	Uncollectible accounts written off.

2	Recoveries on accounts previously written off.