Form 10-Q
period 2009-01-30
VALSPAR CORP
filed 2009-03-11
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 1-3011

THE VALSPAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

901 - 3rd Avenue South
Minneapolis, MN 55402
(Address of principal executive offices, including zip code)

612/851-7000
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

As of February 27, 2009, The Valspar Corporation had 100,260,235 shares of common stock outstanding, excluding 18,182,389 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	January 30, 2009	January 25, 2008	October 31, 2008
	(Unaudited)	(Unaudited)	(Note)
CURRENT ASSETS:
Cash and cash equivalents	$81,072	$84,131	$90,073

Accounts and notes receivable less allowance (1/30/09-$19,361; 1/25/08-$11,612; 10/31/08-$16,389)	453,943	513,425	565,237

Inventories:
Manufactured products	156,215	196,493	153,325
Raw materials, supplies and work-in-process	109,346	125,374	118,098
Total inventories	265,561	321,867	271,423

Deferred income taxes	31,817	27,409	31,989

Prepaid expenses and other	81,212	102,482	88,298

TOTAL CURRENT ASSETS	913,605	1,049,314	1,047,020

GOODWILL	1,320,946	1,359,270	1,352,813
INTANGIBLES, NET	632,017	597,515	619,468
OTHER ASSETS	5,364	14,422	7,123
LONG-TERM DEFERRED INCOME TAXES	2,801	2,312	3,902

PROPERTY, PLANT AND EQUIPMENT	1,025,569	1,025,929	1,036,460
Less accumulated depreciation	(553,836)	(503,642)	(546,744)
NET PROPERTY, PLANT AND EQUIPMENT	471,733	522,287	489,716

TOTAL ASSETS	$3,346,466	$3,545,120	$3,520,042

NOTE:	The Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 30, 2009	January 25, 2008	October 31, 2008
	(Unaudited)	(Unaudited)	(Note)
CURRENT LIABILITIES:
Notes payable and commercial paper	$231,218	$302,772	$159,514
Current portion of long-term debt	5	29	12
Trade accounts payable	266,722	375,844	400,763
Income taxes	43	—	29,156
Accrued liabilities	243,991	244,968	290,898

TOTAL CURRENT LIABILITIES	741,979	923,613	880,343

LONG-TERM DEBT, NET OF CURRENT PORTION	767,080	801,695	763,129
DEFERRED INCOME TAXES	228,826	220,950	224,764
DEFERRED LIABILITIES	156,308	175,060	165,361

TOTAL LIABILITIES	1,894,193	2,121,318	2,033,597

HUARUN REDEEMABLE STOCK	36,895	40,256	33,577

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	333,218	316,449	331,083

Retained earnings	1,175,860	1,104,373	1,180,011

Other	53,212	98,144	90,036
	1,621,510	1,578,186	1,660,350
Less cost of Common Stock in treasury (1/30/09-18,322,477 shares; 1/25/08-18,272,963 shares; 10/31/08-18,449,741 shares)	206,132	194,640	207,482

TOTAL STOCKHOLDERS’ EQUITY	1,415,378	1,383,546	1,452,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,346,466	$3,545,120	$3,520,042

NOTE:	The Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED

	January 30, 2009	January 25, 2008

Net sales	$639,497	$765,124

Cost of sales	450,153	554,659

Gross profit	189,344	210,465

Research and development	23,069	22,742

Selling and administrative	132,032	132,742

Income from operations	34,243	54,981

Interest expense	11,926	15,683

Other (income)/expense – net	554	2,634

Income before income taxes	21,763	36,664

Income taxes	7,595	12,649

Net income	$14,168	$24,015

Huarun redeemable stock accrual (1)	(3,318)	(2,914)

Net income available to common stockholders	$10,850	$21,101

Net income per common share – basic	$0.11	$0.21

Net income per common share – diluted	$0.11	$0.21

Average number of common shares outstanding
- basic	99,782,705	100,093,680
- diluted	100,188,774	100,940,574

Dividends paid per common share	$0.15	$0.14

(1)	Huarun redeemable stock accrual reduced basic and diluted net income per common share $0.03 in the first quarter of 2009 and $0.03 in the first quarter of 2008 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 30, 2009	January 25, 2008
OPERATING ACTIVITIES:
Net Income	$14,168	$24,015
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	18,007	17,475
Amortization	2,023	1,954
Stock-based compensation	1,267	2,057
(Gain)/loss on asset divestiture	111	77
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	93,467	38,638
(Increase)/decrease in inventories and other current assets	3,983	(34,347)
Increase/(decrease) in trade accounts payable and accrued liabilities	(160,875)	(46,022)
Increase/(decrease) in income taxes payable	(28,792)	(6,039)
Increase/(decrease) in other deferred liabilities	(2,654)	2,712
Other	(908)	(1,793)

Net Cash (Used In)/Provided By Operating Activities	(60,203)	(1,273)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(10,811)	(8,640)
Acquired businesses, net of cash	—	(64,647)
Cash proceeds on disposal of assets	54	13,788

Net Cash (Used In)/Provided By Investing Activities	(10,757)	(59,499)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowing	79,404	84,396
Proceeds from sale of treasury stock	645	4,468
Payments on deferred liability – excess cash – Huarun	(4,818)	—
Excess tax benefit from stock-based compensation	—	52
Treasury stock purchases	—	(16,685)
Dividends paid	(15,001)	(14,021)

Net Cash (Used In)/Provided By Financing Activities	60,230	58,210

Increase/(Decrease) in Cash and Cash Equivalents	(10,730)	(2,562)
Effect of exchange rate changes on Cash and Cash Equivalents	1,729	1,745

Cash and Cash Equivalents at Beginning of Period	90,073	84,948
Cash and Cash Equivalents at End of Period	$81,072	$84,131

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 30, 2009 are not necessarily indicative of the results that may be expected for the year ending October 30, 2009.

The Condensed Consolidated Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2008.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $11.5 million at January 30, 2009, $33.1 million at October 31, 2008 and $17.2 million at January 25, 2008 of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

In October 2008, we completed the sale of a non-strategic specialty product line to W.M. Barr & Co., Inc. No manufacturing equipment or plants were included in the transaction.

In January 2008, we completed the sale of our commercial/industrial polymer floor coatings product line to Sika AG. The product line had annual sales of approximately $17 million in fiscal year 2007. No manufacturing equipment or plants were included in the transaction.

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

In January 2007, we acquired, from Tekno S.A., a majority of the voting shares of a coil coatings business in Brazil. Tekno’s revenue for 2006 was $10.7 million. In the fourth quarter of 2008, we acquired the remaining shares of this business and have accounted for this transaction as a purchase. The net assets and operating results have been included in our fiscal year 2008 financial statements from the date of acquisition.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

Pro forma results of operations for the acquisitions and divestitures noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other stockholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2005 was approximately $180 million. The cash purchase price was approximately $290.4 million. The net assets and operating results have been included in our financial statements from the date of acquisition. Goodwill has been allocated to the Paints (approximately 60%) and Coatings (approximately 40%) segments.

Certain of the shares not purchased by us at the closing are subject to various put and call rights. The put and call rights are classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. Acquisition accounting was applied upon the exercise of the put options and our acquisition of the shares. After those purchases, we now own approximately 85.8% of the outstanding shares of Huarun Paints. The balance in Huarun Redeemable Stock was $36.9 million at January 30, 2009, $33.6 million at October 31, 2008 and $40.3 million at January 25, 2008, and represents the accrual for the remaining shares that may be put to us in July 2009.

The Huarun Redeemable Stock will be accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $3.3 million and $2.9 million for the periods ended January 30, 2009 and January 25, 2008, respectively. This accrual reduced basic and diluted income available to common stockholders by $0.03 in the quarters ended January 30, 2009 and January 25, 2008.

Certain other Huarun shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The pre-acquisition share awards are classified as equity awards as there is no obligation to purchase the shares, and if we were to purchase the shares, we would purchase the shares at fair market value.

The terms of the acquisition also require us to pay to Champion Regal and certain other stockholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability shall be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. We made a payment of $4.8 million plus accrued interest during the first quarter of 2009 to reduce this liability to zero. During fiscal years 2008 and 2007, we paid $11.4 million and $19.7 million, plus interest, respectively. The total payments, excluding interest, of $35.9 million included $1.5 million of unfavorable foreign currency exchange.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

NOTE 4: COMPREHENSIVE (LOSS) INCOME

For the three months ended January 30, 2009 and January 25, 2008, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended
	January 30, 2009	January 25, 2008
Net Income	$14,168	$24,015
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(36,889)	15,942
Deferred gain (loss) on hedging activities	65	331

Total Comprehensive (Loss) Income	$(22,656)	$40,288

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill for the quarter ended January 30, 2009 decreased from the end of fiscal 2008 by $31.9 million to $1,320.9 million. The decrease is primarily due to foreign currency translation and the final purchase price allocation related to the acquisition of Aries.

Total intangible asset amortization expense for the three months ended January 30, 2009 and January 25, 2008 was $2.0 million. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 30, 2009 is expected to be approximately $8.1 million annually.

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
JANUARY 30, 2009

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

(Dollars in thousands)	Three Months Ended
	January 30, 2009	January 25, 2008
Net Sales:
Coatings	$374,652	$471,405
Paints	212,700	228,749
All Other	67,100	88,093
Less Intersegment Sales	(14,955)	(23,123)

Total Net Sales	$639,497	$765,124

EBIT
Coatings	$24,898	$39,301
Paints	15,951	18,300
All Other	(7,160)	(5,254)

Total EBIT	$33,689	$52,347

Interest	$11,926	$15,683

Income before Income Taxes	$21,763	$36,664

NOTE 7: FINANCIAL INSTRUMENTS

Our involvement with derivative financial instruments is limited principally to managing well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

At January 30, 2009, we had an aggregate $100 million of notional amount interest rate swap contracts which have been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Amounts to be received or paid under the contracts are recognized in interest expense over the life of the contracts. Unrealized gains and losses are recorded in accumulated other comprehensive income and will be recognized in interest expense over the life of the swaps. There was no ineffectiveness for these swaps recognized in interest expense for the quarter ended January 30, 2009. We had no interest rate swap contracts in place as of January 25, 2008.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

At January 30, 2009, we had $5.6 million notional amount of forward foreign currency exchange contracts maturing during fiscal year 2009. These forward foreign exchange contracts have been designated as cash flow hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. There was no ineffectiveness for these hedges during the quarter ended January 30, 2009. At January 25, 2008, we had approximately $10.3 million notional amount of forward foreign currency exchange contracts.

At January 30, 2009, we had $150 million notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt we plan to issue during fiscal year 2009. We have designated the treasury locks as cash flow hedges under SFAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. At January 25, 2008, we had no treasury locks in place.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. It does not increase the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and will be effective for nonfinancial assets and liabilities for years beginning after November 15, 2008.

During the first quarter of 2009 we adopted SFAS 157 for our financial assets and liabilities. Our financial assets subject to SFAS 157 consist of foreign currency contracts and treasury lock contracts totaling $0.9 million and $3.6 million, respectively. Our financial liabilities subject to SFAS 157 consist of interest rate swaps totaling $3.3 million. The foreign currency contracts, treasury lock contracts and interest rate swaps have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the hierarchy established by SFAS 157.

NOTE 8: GUARANTEES AND CONTRACTUAL OBLIGATIONS

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
JANUARY 30, 2009

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

We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are estimable. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates become known.

Changes in the recorded amounts, both short and long-term, during the period are as follows:

(Dollars in thousands)	Three Months Ended
	January 30, 2009	January 25, 2008
Beginning balance, October	$77,993	$85,142
Additional net deferred revenue/accrual made during the period	285	3,015
Payments made during the period	(1,835)	(2,265)
Ending balance	$76,443	$85,892

NOTE 9: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1.3 million ($0.8 million after tax) for the three months ended January 30, 2009, compared to $2.0 million ($1.3 million after tax) for the three months ended January 25, 2008.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

NOTE 10: PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended
	January 30, 2009	January 25, 2008
Service cost	$688	$944
Interest cost	3,348	3,375
Expected return on plan assets	(3,875)	(3,940)
Amortization of transition asset	—	(9)
Amortization of prior service cost	154	184
Recognized actuarial (gain)/loss	512	763
Net periodic benefit cost	$827	$1,317

The net periodic benefit cost of the post-retirement medical benefits is as follows:

(Dollars in thousands)	Three Months Ended
	January 30, 2009	January 25, 2008
Service cost	$71	$292
Interest cost	150	232
Amortization of prior service cost	(947)	(20)
Recognized actuarial (gain)/loss	804	97
Net periodic benefit cost	$78	$601

NOTE 11: RECLASSIFICATION

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

NOTE 12: INCOME TAXES

At October 31, 2008, we had a $44.8 million liability recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $32.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2008, we had accrued approximately $12.4 million of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter of 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2004 and 2005 in April 2008. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the year. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

NOTE 13: RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We now expect the total restructuring cost to be $0.35 to $0.38 per share after tax, an increase from the initial estimate of $0.23 to $0.25 per share after tax. The restructuring activities in 2008 resulted in pre-tax charges of $23.5 million or $0.16 per share after tax. The restructuring activities in the first quarter of 2009 resulted in pre-tax charges of $9.1 million or $0.06 per share after tax. The remaining restructuring charges to be incurred during fiscal year 2009 are in the Coatings segment and All Other. The expenses include severance and employee benefits, asset impairments, professional services and site cleanup. We plan to pay the remaining restructuring liabilities in the current fiscal year.

The restructuring initiatives include plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and the exit of non–strategic product lines in certain geographies. We have reduced manufacturing capacity and our overall global headcount to lower our costs in light of challenging global economic conditions.

The severance and employee benefits, exit costs and contract termination costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Asset impairment charges are primarily accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The following net restructuring and impairment charges by segment were recorded in the first quarter of 2009:

(Dollars in thousands)	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 1/30/2009
Coatings
Severance and Employee benefits	$7,842	$6,361	$(6,298)	$7,905
Asset Impairments	—	250	(250)	—
Exit Costs (Consulting/Site Clean-up)	423	294	(519)	198
Contract Term Costs (Leases)	—	342	(15)	327
Total Coatings	8,265	7,247	(7,082)	8,430

Paints
Severance and Employee benefits	—	298	(49)	249
Asset Impairments	—	—	—	—
Exit Costs (Consulting/Site Clean-up)	2,252	—	—	2,252
Contract Term Costs (Leases)	—	—	—	—
Total Paints	2,252	298	(49)	2,501

All Other
Severance and Employee benefits	806	320	(507)	619
Asset Impairments	—	692	(692)	—
Exit Costs (Consulting/Site Clean-up)	64	557	(580)	41
Contract Term Costs (Leases)	—	—	—	—
Total All Other	870	1,569	(1,779)	660

Total	$11,387	$9,114	$(8,910)	$11,591

The liability ending balance at January 30, 2009, is included in accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions that will be complete by the end of fiscal year 2009. The restructuring expenses recorded are included in the Consolidated Statement of Income. For the first quarter of 2009, $4.9 million was charged to Cost of Sales and $4.2 million was charged to Selling and Administrative expense.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2009

NOTE 14: RECENTLY ISSUED ACCOUNTING STANDARDS

FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), in March 2008. SFAS 161 applies to all derivative instruments and related hedged items accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 161 requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. To meet those objectives, SFAS 161 requires (1) qualitative disclosures about objectives for using derivatives by type of primary underlying risk exposure (e.g., interest rate, credit or foreign exchange rate) and by purpose or strategy (fair value hedge, cash flow hedge, net investment hedge, and non-hedges), (2) information about the volume of derivative activity in a flexible format that the preparer believes is the most relevant and practicable, (3) tabular disclosures about balance sheet location and gross fair value amounts of derivative instruments, income statement and other comprehensive income location and amounts of gains and losses on derivative instruments by type of contract (e.g., interest rate contracts, credit contracts or foreign exchange contracts), and (4) disclosures about credit-risk related contingent features in derivative agreements. Comparative disclosures for earlier periods are not required. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, which is our second quarter of fiscal year 2009.

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require us to make any new fair value measurements. We adopted SFAS 157 for financial assets and liabilities in the first quarter of 2009 (see Note 7 for more information).

In February 2008, FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) which delays the effective date for the implementation of SFAS 157 solely for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or our fiscal year 2010.

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), in September 2006. We adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007. SFAS 158 will further require us to measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This will be required to be adopted for fiscal years ending after December 15, 2008, which would be our fiscal year 2009. We do not expect the adoption of SFAS 158 to have a material effect on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which changed the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2010. Earlier adoption is prohibited. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Generally, the effect of SFAS 141(R) will depend on future acquisitions. However, the accounting for the resolution of any tax uncertainties remaining will be subject to the provisions of SFAS 141(R). We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our consolidated financial statements.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: In the first quarter of fiscal year 2009, sales decreased compared to the prior year primarily due to volume declines and unfavorable foreign currency exchange rates, partially offset by price increases implemented last year and favorable sales mix. The overall worldwide economic decline negatively affected our results. Sales in our coil and general industrial product lines decreased significantly due to a decline in global demand. Our wood product line continues to be affected by the weak housing market. We experienced less significant volume declines in our architectural, packaging and Huarun product lines. Gross profit as a percent of net sales increased compared to last year as a result of previous price increases, favorable product mix and improved productivity in our manufacturing facilities, partially offset by higher raw material costs and restructuring charges. Operating expenses for the quarter, as a percentage of net sales, increased compared to the prior year due to lower sales volumes and restructuring charges. Excluding restructuring charges, operating expense dollars decreased in the first quarter of 2009 compared to the first quarter of 2008 reflecting benefits from our previously completed restructuring actions and expense controls.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We now expect the total restructuring cost to be $0.35 to $0.38 per share after tax, an increase from the initial estimate of $0.23 to $0.25 per share after tax. The restructuring activities in 2008 resulted in pre-tax charges of $23.5 million or $0.16 per share after tax. The restructuring activities in the first quarter of 2009 resulted in pre-tax charges of $9.1 million or $0.06 per share after tax. The remaining restructuring charges to be incurred during fiscal year 2009 are in the Coatings segment and All Other.

Earnings Per Share: Net income per share available to common stockholders was $0.11 and $0.21 for the first quarter of 2009 and 2008, respectively. We accrued $3.3 million in the first quarter of 2009 and $2.9 million for the first quarter of 2008 for the Huarun Redeemable Stock (see Note 3 for further details). The accrual reduced basic and diluted income available to common stockholders by $0.03 per share in both the first quarter of 2009 and first quarter of 2008. The table below presents adjusted net income per common share – diluted, which excludes a non-cash accrual relating to Huarun Redeemable Stock. The table also presents restructuring charges included in net income in the respective periods.

	Three Months Ended
	January 30, 2009	January 25, 2008
Net income per common share - diluted	$0.11	$0.21
Huarun redeemable stock accrual	0.03	0.03
Adjusted net income per common share - diluted	$0.14	$0.24
Restructuring Charges	$0.06	$—

“Adjusted net income per common share-diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2009 and 2008 periods of the non-cash accrual related to the Huarun Redeemable Stock. As the Huarun Redeemable Stock is redeemed, acquisition accounting is applied.

Critical Accounting Policies: There were no material changes in our critical accounting policies during the three-month period ended January 30, 2009.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Operations:

Net Sales	Three Months Ended
(Dollars in millions)	January 30, 2009	January 25, 2008	% Change
Coatings	$374.7	$471.4	(20.5)%
Paints	212.7	228.7	(7.0)%
All Other	52.1	65.0	(19.7)%
Consolidated Net Sales	$639.5	$765.1	(16.4)%

•

Consolidated Net Sales – The sales decline for the first quarter of 2009 was 14.0% after excluding the negative effect of foreign currency of 3.1% and the positive effect of acquisitions of 0.7%. The core sales decline for the first quarter was primarily due to decreased volume, partially offset by previous price increases and improved sales mix.

•

Coatings Segment Net Sales – The sales decline for the first quarter of 2009 was 17.0% after excluding the negative effect of foreign currency of 4.4% and the positive effect of acquisitions of 0.9%. The core sales decline was primarily driven by our coil, general industrial and wood product lines. Our wood product line continues to be affected by the weak housing market, and a decline in global demand affected coil and general industrial volumes. Product lines servicing commercial construction, heavy equipment and consumer durables were significantly affected. Moreover, temporary year-end customer plant closures were longer than normal as our customers worked to reduce their inventories.

•

Paints Segment Net Sales – The sales decline for the first quarter of 2009 was 7.4% after excluding the positive effect of acquisitions of 0.4%. Core sales declines in the quarter were primarily due to decreased demand in our North American architectural product line. We also have seen softness in the Chinese market, which has affected the growth of our Huarun Paints architectural product line.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. Sales decline for the first quarter of 2009 was 15.8% after excluding the negative effect of foreign currency of 3.9%. The sales decline was driven by decreased volumes in the gelcoat product line due to the weakened global economy.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
(Dollars in millions)	January 30, 2009	January 25, 2008

Consolidated Gross Profit	$189.3	$210.5
As a percent of Net Sales	29.6%	27.5%

•

Gross Profit – The gross profit increase, as a percent of net sales, was driven primarily by previous price increases, favorable product mix and improved productivity in our manufacturing facilities, partially offset by raw material cost increases and restructuring charges. Gross margins for the first quarter of 2009 included restructuring charges of $4.9 million or 0.8% of net sales.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Operating Expenses *	Three Months Ended
(Dollars in millions)	January 30, 2009	January 25, 2008
Consolidated Operating Expenses	$155.1	$155.5
As a percent of Net Sales	24.3%	20.3%
* Includes research and development, selling and administrative costs. For breakout see Condensed Consolidated Statements of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased 0.2% to $155.1 million in the first quarter of 2009 compared to the prior year. The decrease was driven primarily by benefits from our previously completed restructuring actions and expense controls, partially offset by restructuring charges of $4.2 million or 0.7% of net sales.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, consolidated operating expenses increased four percentage points for the first quarter compared to last year. In addition to the restructuring charges, the increase is due to lower sales volume.

EBIT	Three Months Ended
(Dollars in millions)	January 30, 2009	January 25, 2008

Coatings	$24.9	$39.3
As a percent of Net Sales	6.6%	8.3%

Paints	$16.0	$18.3
As a percent of Net Sales	7.5%	8.0%

All Other	$(7.2)	$(5.3)
As a percent of Net Sales	(13.7)%	(8.1)%
Consolidated EBIT	$33.7	$52.3
As a percent of Net Sales	5.3%	6.8%

•

Consolidated EBIT – EBIT for the first quarter of 2009 decreased $18.7 million or 35.6% compared to the prior year. The first quarter of 2009 included restructuring charges of $9.1 million or 1.4% of net sales. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

•

Coatings Segment EBIT – The EBIT decrease as a percentage of net sales for the first quarter was driven primarily by a combination of the decrease in net sales and restructuring charges of $7.2 million or 1.9% of net sales.

•

Paints Segment EBIT – The EBIT decrease as a percentage of net sales for the first quarter was driven primarily by a combination of the decrease in net sales and restructuring charges of $0.3 million or 0.1% of net sales.

•

All Other EBIT – The All Other category includes resins, colorants, gelcoats, our furniture protection plan business and corporate expenses. The decrease for the first quarter was due primarily to the decrease in net sales and restructuring charges of $1.6 million or 3.0% of net sales.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
(Dollars in millions)	January 30, 2009	January 25, 2008
Consolidated Interest Expense	$11.9	$15.7

•	Interest Expense – The first quarter decrease is due primarily to lower average interest rates and lower average debt levels.

Effective Tax Rate	Three Months Ended
	January 30, 2009	January 25, 2008
Effective Tax Rate	34.9%	34.5%

•	Effective Tax Rate – We expect the effective tax rate for the full year to be 33.5% to 34%.

Net Income	Three Months Ended
(Dollars in millions, except per share amounts)	January 30, 2009	January 25, 2008	% Change
Consolidated Net Income	$14.2	$24.0	(41.0)%

Financial Condition: Net cash used by operations was $60.2 million for the first quarter of 2009, compared with net cash used by operations of $1.3 million for the first quarter of 2008. The use of cash for operations was primarily related to a reduction in accounts payable and accrued liabilities and a decrease in income taxes payable, partially offset by a decrease in accounts receivable. The balance of accounts payable and accrued liabilities declined $160.9 million due to the decrease in purchases and timing of disbursements. Income taxes payable decreased $28.8 million due to the timing of disbursements. Accounts receivable decreased $93.5 million due to the reduction in net sales and timing of customer payments.

During the first quarter of 2009, $79.4 million in proceeds from bank borrowings were used to fund seasonal working capital needs. During the quarter, we used cash to fund $15.0 million in dividend payments, $10.8 million in capital expenditures and a $4.8 million payment to settle the remaining deferred liability for excess cash related to the Huarun Paints acquisition (see Note 3 for more information).

Capital expenditures for property, plant and equipment were $10.8 million in the first quarter of 2009, compared with $8.6 million in the first quarter of 2008. We anticipate capital spending in 2009 to be approximately $60 million.

The ratio of total debt to capital was 41.4% at January 30, 2009, compared to 38.8% at October 31, 2008 and 44.4% at January 25, 2008. Short-term debt (notes payable plus current portion of long-term debt) was $231.2 million at January 30, 2009. This debt included U.S. commercial paper, borrowings from a credit facility that matures in November 2009 and short-term borrowings. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs. We ended our quarter with $345.3 million of liquidity that includes $264.2 million of available committed credit facilities and $81.1 million of cash, which is in excess of our anticipated funding requirements for fiscal 2009.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our cash balances are primarily held by our international subsidiaries and are used to fund day-to-day operating needs. Those cash balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis.

Off-Balance Sheet Financing: We do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Forward Looking Statements: This discussion contains certain “forward-looking” statements. These forward-looking statements are based on management’s expectations and beliefs concerning future events. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These uncertainties and other factors include, but are not limited to, changes in general economic conditions both domestic and international, including recessions and other external economic and political factors, which may adversely affect our business, the value of our investments, the financial stability of our customers and suppliers and our ability to obtain financing; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; competitive factors including pricing pressure and product competition; risks related to any future acquisitions, including risks of adverse changes in the results of acquired businesses and the assumption of unforeseen liabilities; risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate regulatory compliance and avoid disruption of our business; risks of disruptions in business resulting from strains in or the loss of relationships with our material customers and suppliers; risks and uncertainties associated with operations and achievement of growth in developing markets, including China and Central and South America; unusual weather conditions adversely affecting sales; changes in raw materials pricing and availability; delays in passing along cost increases to customers; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; civil unrest and the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. We have not hedged our exposure to translation gains and losses; however, we have reduced our exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates would not have a material effect on our results of operations or financial position.

We are also subject to interest rate risk. At January 30, 2009, approximately 40% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 31, 2008.

ITEM 6:	EXHIBITS

Exhibits

3.1	The Valspar Corporation By-Laws, as amended to and including February 25, 2009
10.1	The Valspar Corporation 2009 Omnibus Equity Plan (incorporated by reference to Form 8-K filed on March 3, 2009)
10.2	Employment Transition Agreement and Release between The Valspar Corporation and Paul C. Reyelts, effective February 25, 2009
10.3	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 11, 2009	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: March 11, 2009	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and
Chief Financial Officer