Form 10-Q
period 2009-05-01
VALSPAR CORP
filed 2009-06-10
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to ________

Commission File Number:  1-3011

THE VALSPAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 3rd Avenue South

Minneapolis, MN 55402

(Address of principal executive offices, including zip code)

612/851-7000

(Registrant’s telephone number, including area code)

________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) .     ☐ Yes   ☒ No

As of June 4, 2009, The Valspar Corporation had 100,516,695 shares of common stock outstanding, excluding 17,925,929 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended May 1, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	May 1, 2009	April 25, 2008	October 31, 2008
	(Unaudited)	(Unaudited)	(Note)

CURRENT ASSETS:
Cash and cash equivalents	$75,640	$77,917	$90,073

Accounts and notes receivable less allowance (5/1/09-$21,698; 4/25/08-$11,651; 10/31/08-$16,389)	491,061	578,612	565,237

Inventories:
Manufactured products	143,556	207,798	153,325
Raw materials, supplies and work-in-process	95,683	112,456	118,098
Total inventories	239,239	320,254	271,423

Deferred income taxes	32,132	28,012	31,989

Prepaid expenses and other	88,348	93,329	88,298
TOTAL CURRENT ASSETS	926,420	1,098,124	1,047,020

GOODWILL	1,312,118	1,374,422	1,352,813
INTANGIBLES, NET	626,494	605,447	619,468
OTHER ASSETS	5,337	14,369	7,123
LONG-TERM DEFERRED INCOME TAXES	2,714	2,456	3,902

PROPERTY, PLANT AND EQUIPMENT	1,023,658	1,044,806	1,036,460
Less accumulated depreciation	(564,297)	(528,089)	(546,744)
NET PROPERTY, PLANT AND EQUIPMENT	459,361	516,717	489,716

TOTAL ASSETS	$3,332,444	$3,611,535	$3,520,042

NOTE:	The Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 1, 2009	April 25, 2008	October 31, 2008
	(Unaudited)	(Unaudited)	(Note)

CURRENT LIABILITIES:
Notes payable and commercial paper	$285,977	$304,827	$159,514
Current portion of long-term debt	—	27	12
Trade accounts payable	252,761	385,546	400,763
Income taxes	9,927	2,951	29,156
Accrued liabilities	245,423	243,814	290,898
TOTAL CURRENT LIABILITIES	794,088	937,165	880,343

LONG-TERM DEBT, NET OF CURRENT PORTION	695,392	807,900	763,129
DEFERRED INCOME TAXES	227,297	219,724	224,764
DEFERRED LIABILITIES	161,340	178,798	165,361
TOTAL LIABILITIES	1,878,117	2,143,587	2,033,597

HUARUN REDEEMABLE STOCK	40,213	43,170	33,577

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	335,523	320,261	331,083
Retained earnings	1,188,631	1,128,394	1,180,011
Other	32,975	130,620	90,036
Less cost of Common Stock in treasury (5/1/09- 17,976,105 shares; 4/25/08-19,004,144 shares; 10/31/08-18,449,741 shares)	(202,235)	(213,717)	(207,482)
TOTAL STOCKHOLDERS’ EQUITY	1,414,114	1,424,778	1,452,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,332,444	$3,611,535	$3,520,042

NOTE:	The Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008

Net sales	$668,384	$836,379	$1,307,881	$1,601,503
Cost of sales	447,248	592,118	897,401	1,146,777
Gross profit	221,136	244,261	410,480	454,726
Research and development	22,543	24,608	45,612	47,350
Selling and administrative	141,499	142,549	273,531	275,291
Income from operations	57,094	77,104	91,337	132,085
Interest expense	10,581	13,914	22,507	29,597
Other (income)/expense – net	86	1,309	640	3,943
Income before income taxes	46,427	61,881	68,190	98,545
Income taxes	15,297	21,034	22,892	33,683
Net income	$31,130	$40,847	$45,298	$64,862

Huarun redeemable stock accrual (1)	(3,318)	(2,915)	(6,636)	(5,829)

Net income available to common stockholders	$27,812	$37,932	$38,662	$59,033

Net income per common share – basic	$0.28	$0.38	$0.39	$0.59
Net income per common share – diluted	$0.28	$0.38	$0.39	$0.59

Average number of common shares outstanding
- basic	99,996,680	99,617,232	99,889,693	99,855,456
- diluted	100,538,299	100,180,834	100,396,752	100,556,774

Dividends paid per common share	$0.15	$0.14	$0.30	$0.28

(1) Huarun redeemable stock accrual reduced basic and diluted net income per common share $0.03 in the second quarter and $0.06 year-to-date in 2008 and 2009 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	May 1, 2009	April 25, 2008
OPERATING ACTIVITIES:
Net income	$45,298	$64,862
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	38,688	35,458
Amortization	3,953	3,930
Stock-based compensation	2,517	3,474
(Gain)/loss on asset divestiture	87	580
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	48,136	(14,100)
(Increase)/decrease in inventories and other current assets	26,754	(23,431)
Increase/(decrease) in trade accounts payable and accrued liabilities	(169,533)	(44,829)
Increase/(decrease) in income taxes payable	(18,835)	3,153
Increase/(decrease) in other deferred liabilities	(1,806)	(631)
Other	(1,887)	(2,016)
Net Cash (Used In)/Provided By Operating Activities	(26,628)	26,450

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(23,316)	(17,833)
Acquired businesses, net of cash	—	(64,647)
Cash proceeds on disposal of assets	75	19,113
Net Cash (Used In)/Provided By Investing Activities	(23,241)	(63,367)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowing	62,922	80,428
Proceeds from sale of treasury stock	5,575	11,248
Payments on deferred liability – excess cash – Huarun	(4,818)	—
Excess tax benefit from stock-based compensation	181	69
Treasury stock purchases	—	(39,675)
Dividends paid	(30,042)	(27,934)
Net Cash (Used In)/Provided By Financing Activities	33,818	24,136

Increase/(Decrease) in Cash and Cash Equivalents	(16,051)	(12,781)
Effect of exchange rate changes on Cash and Cash Equivalents	1,618	5,750

Cash and Cash Equivalents at Beginning of Period	90,073	84,948
Cash and Cash Equivalents at End of Period	$75,640	$77,917

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 1, 2009 are not necessarily indicative of the results that may be expected for the year ending October 30, 2009.

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

NOTE 2:  ACCOUNTS PAYABLE

Trade accounts payable includes $23.6 million at May 1, 2009, $33.1 million at October 31, 2008 and $30.3 million at April 25, 2008 of issued checks that had not cleared our bank accounts.

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

MAY 1, 2009

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

Certain of the shares not purchased by us at the closing are subject to various put and call rights. The put and call rights are classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. Acquisition accounting was applied upon the exercise of the put options and our acquisition of the shares. After those purchases, we now own approximately 85.8% of the outstanding shares of Huarun Paints. The balance in Huarun Redeemable Stock was $40.2 million at May 1, 2009, $33.6 million at October 31, 2008 and $43.2 million at April 25, 2008, and represents the accrual for the remaining shares that may be put to us in July 2009.

The Huarun Redeemable Stock will be accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $3.3 million and $6.6 million for the three and six-months periods ended May 1, 2009 and $2.9 million and $5.8 million for the three and six-month periods ended April 25, 2008. This accrual reduced basic and diluted income available to common stockholders by $0.03 and $0.06 for both the three and six-month periods ended May 1, 2009 and April 25, 2008, respectively.

Certain other Huarun shares were awarded as part of a Long Term Incentive Plan (LTIP) by Huarun prior to the acquisition closing. The pre-acquisition share awards are classified as equity awards as there is no obligation to purchase the shares, and if we were to purchase the shares, we would purchase the shares at fair market value.

The terms of the acquisition required us to pay to Champion Regal and certain other stockholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability was to be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34.4 million was recorded as a deferred liability under purchase accounting. We made a payment of $4.8 million plus accrued interest during the first quarter of 2009 to reduce this liability to zero. During fiscal years 2008 and 2007, we paid $11.4 million and $19.7 million, plus interest, respectively. The total payments, excluding interest, of $35.9 million included $1.5 million of unfavorable foreign currency exchange.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

For the three and six-month periods ended May 1, 2009 and April 25, 2008, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Net Income	$31,130	$40,847	$45,298	$64,862
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(21,341)	32,351	(58,230)	48,293
Net unrealized gain (loss) on financial instruments	1,104	125	1,169	456
Total Comprehensive Income (Loss)	$10,893	$73,323	$(11,763)	$113,611

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

(Dollars in thousands)	May 1, 2009	April 25, 2008	October 31, 2008
Foreign currency translation	$71,629	$169,968	$129,859
Pension and postretirement benefits, net	(42,356)	(41,937)	(42,356)
Net unrealized gain (loss) on financial instruments	3,702	2,589	2,533
Accumulated other comprehensive income (loss)	$32,975	$130,620	$90,036

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of May 1, 2009 decreased from the end of fiscal 2008 by $40.7 million to $1,312.1 million. The decrease is primarily due to foreign currency translation and the final purchase price allocation related to the acquisition of Aries.

Total intangible asset amortization expense for the six months ended May 1, 2009 was $4.0 million, compared to $3.9 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of May 1, 2009 is expected to be approximately $8.1 million annually.

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

MAY 1, 2009

The Coatings segment aggregates our industrial and packaging product lines. Industrial products include a broad range of decorative and protective coatings for metal, wood, plastic and glass. Packaging products include both interior and exterior coatings used in metal packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

The Paints segment aggregates our architectural and automotive refinish product lines. Architectural products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and our Huarun products sold primarily through exclusive distributors in China.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter and year-to-date results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Net Sales:
Coatings	$357,862	$493,928	$732,514	$965,333
Paints	257,161	261,813	469,861	490,562
All Other	74,468	106,285	141,568	194,378
Less Intersegment Sales	(21,107)	(25,647)	(36,062)	(48,770)
Total Net Sales	$668,384	$836,379	$1,307,881	$1,601,503

EBIT
Coatings	$29,859	$49,481	$54,757	$88,782
Paints	35,384	23,518	51,335	41,818
All Other	(8,235)	2,796	(15,395)	(2,458)

Total EBIT	$57,008	$75,795	$90,697	$128,142
Interest	$10,581	$13,914	$22,507	$29,597
Income before Income Taxes	$46,427	$61,881	$68,190	$98,545

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

NOTE 7:  FINANCIAL INSTRUMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value gains and losses on derivative instruments and their location in the financial statements and disclosures about credit-risk-related contingent features in derivative agreements. We do not have any credit-risk-related contingent features in our derivative contracts as of May 1, 2009. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Accordingly, we adopted SFAS 161 in the second quarter of fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. It does not increase the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and will be effective for nonfinancial assets and liabilities for years beginning after November 15, 2008.

During the first quarter of 2009 we adopted SFAS 157 for our financial assets and liabilities. At May 1, 2009 our financial assets subject to SFAS 157 consist of treasury lock contracts with a fair value totaling $7.1 million. Our financial liabilities subject to SFAS 157 consist of interest rate swaps and foreign currency contracts with fair values totaling $3.4 million and $0.1 million, respectively. The treasury lock contracts, interest rate swaps and foreign currency contracts have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the hierarchy established by SFAS 157.

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

At May 1, 2009, we had an aggregate $100 million of notional amount interest rate swap contracts which have been designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps recognized in interest expense for the quarter ended May 1, 2009. We had $100 million of notional amount interest rate swap contracts in place as of April 25, 2008.

At May 1, 2009, we had $5.6 million notional amount of forward foreign currency exchange contracts (foreign currency contracts) maturing during fiscal year 2009. These foreign currency contracts have been designated as cash flow hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. There was no ineffectiveness for these hedges during the quarter ended May 1, 2009. At April 25, 2008, we had approximately $10.1 million notional amount of foreign currency contracts.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

At May 1, 2009, we had $150 million notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt we plan to issue during fiscal year 2009. We have designated the treasury locks as cash flow hedges under SFAS 133 and recorded unrealized gains and losses in accumulated other comprehensive income. At the time of contract settlement, the unrealized gain or loss in accumulated other comprehensive income will be amortized to interest income or expense over the life of the issued debt. At April 25, 2008, we had no treasury locks in place.

The following table shows the balance sheet classifications of our derivative instruments for the quarter ended May 1, 2009.

Derivative Balance Sheet Location as of 5/1/09
(Dollars in thousands)		Fair Value as of 5/1/09
	Balance Sheet Classification
Asset derivatives
Derivatives designated as hedges:
Treasury lock contracts	Prepaid expenses and other	$7,077
Total asset derivatives		$7,077
Liability derivatives
Derivatives designated as hedges:
Foreign currency contracts	Accrued liabilities	$44
Interest rate swap contracts	Deferred liabilities	3,413
Total liability derivatives		$3,457

The gain (loss) on our derivative instruments during the second quarter of fiscal year 2009 were as follows:

Derivative Gains and Losses for the Second Quarter ended 5/1/09
(Dollars in thousands)	Amount of Gain (Loss) Recognized in AOCI *	Statement of Income Classification	Gain (Loss) in Income

Derivatives designated as cash flow hedges
Foreign currency contracts	$(187)	Other income / (expense), net	$468
Treasury lock contracts	4,352	N/A	—
Interest rate swap contracts	(2,354)	Interest expense	(632)
Total derivatives designated as cash flow hedges	$1,811		$(164)
*		Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders' Equity section called Other.

Additionally, as of the quarter ended May 1, 2009, the AOCI balance includes a net unrealized gain of $1.9 million that resulted from treasury locks that have been settled. The gain is recognized as a benefit to interest expense over the life of the issued debt, which resulted in a benefit of $0.1 million for the quarter ended May 1, 2009.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

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

Changes in the recorded amounts, both short and long-term, during the period are as follows:

(Dollars in thousands)	Six Months Ended
	May 1, 2009	April 25, 2008
Beginning balance, October	$77,993	$85,142
Additional net deferred revenue/accrual made during the period	1,292	4,032
Payments made during the period	(3,796)	(4,890)
Ending balance	$75,489	$84,284

NOTE 9:  STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1.2 million ($0.8 million after tax) and $2.5 million ($1.6 million after tax) for the three and six-month periods ended May 1, 2009, compared to $1.4 million ($0.9 million after tax) and $3.5 million ($2.2 million after tax) for the three and six-month periods ended April 25, 2008.

NOTE 10:  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Service cost	$671	$945	$1,359	$1,889
Interest cost	3,307	3,364	6,655	6,739
Expected return on plan assets	(3,826)	(3,922)	(7,701)	(7,862)
Amortization of transition asset	—	(8)	—	(17)
Amortization of prior service cost	153	183	307	367
Recognized actuarial (gain)/loss	512	759	1,024	1,522
Settlement loss	2,333	—	2,333	—
Curtailment	161	—	161	—
Net periodic benefit cost	$3,311	$1,321	$4,138	$2,638

The net periodic benefit cost of the post-retirement medical benefits is as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Service cost	$71	$292	$142	$584
Interest cost	150	232	300	464
Amortization of prior service cost	(947)	(21)	(1,894)	(41)
Recognized actuarial (gain)/loss	804	97	1,608	194
Net periodic benefit cost	$78	$600	$156	$1,201

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

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2008, we had accrued approximately $12.4 million of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter or second quarter of fiscal year 2009.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

NOTE 13:  RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We expect the total restructuring cost to be $0.35 to $0.38 per share after tax. The restructuring activities in 2008 resulted in pre-tax charges of $23.5 million or $0.16 per share after tax. The restructuring activities in the three and six-month periods ending May 1, 2009 resulted in pre-tax charges of $7.9 million or $0.05 per share after tax and $17.0 million or $0.11 per share after tax, respectively. The remaining restructuring charges to be incurred during fiscal year 2009 are primarily in the Coatings and Paints segments. The expenses include severance and employee benefits, asset impairments, professional services and site cleanup. We plan to pay the current restructuring liabilities in fiscal year 2009.

The restructuring initiatives include plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and the exit of non-strategic product lines in certain geographies. We have reduced manufacturing capacity and our overall global headcount to lower our costs in light of challenging global economic conditions.

The severance and employee benefits, exit costs and contract termination costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Asset impairment charges are primarily accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The following net restructuring and impairment charges by segment were recorded in the six-month period ending May 1, 2009:

Six-Month Period Ending 5/1/2009 (Dollars in thousands)	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 5/1/2009
Coatings
Severance and employee benefits	$7,842	$10,012	$(10,841)	$7,013
Asset impairments	—	1,857	(1,857)	—
Exit costs (consulting/site clean-up)	423	432	(824)	31
Contract term costs (leases)	—	445	(445)	—
Total Coatings	8,265	12,746	(13,967)	7,044
Paints
Severance and employee benefits	—	456	(430)	26
Asset impairments	—	52	(52)	—
Exit costs (consulting/site clean-up)	2,252	73	(73)	2,252
Contract term costs (leases)	—	—	—	—
Total Paints	2,252	581	(555)	2,278
All Other
Severance and employee benefits	806	431	(1,035)	202
Asset impairments	—	2,342	(2,342)	—
Exit costs (consulting/site clean-up)	64	917	(981)	—
Contract term costs (leases)	—	—	—	—
Total All Other	870	3,690	(4,358)	202
Total	$11,387	$17,017	$(18,880)	$9,524

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 1, 2009

The ending liability balance at May 1, 2009 is included in accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions that will be complete by the end of fiscal year 2009. The restructuring expenses recorded are included in the Consolidated Statement of Income. For the three-month period ended May 1, 2009, $7.9 million was charged to Cost of Sales. For the six-month period ended May 1, 2009, $12.8 million was charged to Cost of Sales and $4.2 million was charged to Selling and Administrative expense.

NOTE 14:  RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require us to make any new fair value measurements. We adopted SFAS 157 for financial assets and liabilities in the first quarter of 2009 (see Note 7 for more information).

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2) which delays the effective date for the implementation of SFAS 157 solely for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or our fiscal year 2010.

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), in September 2006. We adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007. SFAS 158 will further require us to measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This will be required to be adopted for fiscal years ending after December 15, 2008, which would be our fiscal year 2009. We do not expect the adoption of SFAS 158 to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (SFAS 160), which changed the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. SFAS 141(R) and SFAS 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2010. Earlier adoption is prohibited. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: We continue to operate in a challenging economic environment that has negatively affected our results. In the second quarter of fiscal year 2009, sales decreased compared to the prior year primarily due to volume declines and unfavorable foreign currency exchange rates, partially offset by price increases implemented last year. Sales in our Coatings segment decreased significantly reflecting continued weakness in industrial markets. A dramatic drop in global demand, particularly in commercial construction, heavy equipment and consumer durables, has affected our coil and general industrial product lines. Our wood product line continues to be affected by the weak housing market. Sales in our packaging product line were soft due to continued customer inventory reductions and a slowdown in growth in eastern European markets. Sales for the quarter in our Paints segment were flat after adjusting for the negative effect of foreign currency. Gross profit as a percent of net sales increased compared to last year as a result of previous price increases, lower raw material costs, favorable product mix and improved productivity in our manufacturing facilities, partially offset by restructuring charges and higher incentive-based compensation accruals. Operating expenses for the quarter, as a percentage of net sales, increased compared to the prior year due to lower sales volumes. Operating expense dollars decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily as a result of effective expense controls and the positive impact of foreign currency exchange, partially offset by higher incentive-based compensation accruals.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We presently expect the total restructuring cost to be $0.35 to $0.38 per share after tax. The restructuring activities in 2008 resulted in pre-tax charges of $23.5 million or $0.16 per share after tax. The restructuring activities for the three and six-month periods ended May 1, 2009, resulted in pre-tax charges of $7.9 million or $0.05 per share after tax, and $17.0 million or $0.11 per share after tax, respectively.

Earnings Per Share: Net income per share available to common stockholders was $0.28 and $0.39 for the three and six-month periods ended May 1, 2009, and $0.38 and $0.59 for the three and six-month periods ended April 25, 2008, respectively. We accrued $3.3 million in the second quarter of 2009 and $6.6 million year to date for the Huarun Redeemable Stock (see Note 3 for further details). This compares to an accrual of $2.9 million for the second quarter of 2008 and $5.8 million year to date in 2008. The accrual reduced basic and diluted income available to common stockholders by $0.03 and $0.06 per share in both the three and six-month periods ended May 1, 2009 and April 25, 2008. The table below presents adjusted net income per common share – diluted, which excludes a non-cash accrual relating to Huarun Redeemable Stock. The table also presents restructuring charges included in net income in the respective periods.

	Three Months Ended		Six Months Ended
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Net income per common share - diluted	$0.28	$0.38	$0.39	$0.59
Huarun redeemable stock accrual	0.03	0.03	0.06	0.06
Adjusted net income per common share - diluted	$0.31	$0.41	$0.45	$0.65
Restructuring Charges	$0.05	$—	$0.11	—

“Adjusted net income per common share - diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2009 and 2008 periods of the non-cash accrual related to the Huarun Redeemable Stock. As the Huarun Redeemable Stock is redeemed, acquisition accounting is applied.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies: There were no material changes in our critical accounting policies during the three-month period ended May 1, 2009.

Operations:

Net Sales	Three Months Ended			Six Months Ended
(Dollars in millions)	May 1, 2009	April 25, 2008	% Change	May 1, 2009	April 25, 2008	% Change
Coatings	$357.8	$493.9	(27.5)%	$732.5	$965.3	(24.1)%
Paints	257.2	261.8	(1.8)%	469.9	490.6	(4.2)%
All Other	53.4	80.7	(33.8)%	105.5	145.6	(27.5)%
Consolidated Net Sales	$668.4	$836.4	(20.1)%	$1,307.9	$1,601.5	(18.3)%

•

Consolidated Net Sales – The sales decline for the second quarter of 2009 was 15.6% after excluding the negative effect of foreign currency of 4.5%. The sales decline year-to-date was 14.8% after excluding the negative effect of foreign currency of 3.8% and the positive effect of acquisitions of 0.3%. The decrease in core sales for the second quarter and year-to-date periods was primarily due to lower volume, partially offset by previous price increases.

•

Coatings Segment Net Sales – The sales decline for the second quarter of 2009 was 21.4% after excluding the negative effect of foreign currency of 6.1%. The sales decline year-to-date was 19.3% after excluding the negative effect of foreign currency of 5.3% and the positive effect of acquisitions of 0.5%. Our coil, general industrial and wood product lines primarily drove the core sales decline for the quarter and year-to-date periods. Our wood product line continues to be affected by the weak housing market. A dramatic drop in global demand, particularly in commercial construction, heavy equipment and consumer durables, has affected our coil and general industrial product lines.

•

Paints Segment Net Sales – Sales were flat for the second quarter of 2009 after excluding the negative effect of foreign currency of 1.8%. The sales decline year-to-date was 3.4% after excluding the negative effect of foreign currency of 1.0% and the positive effect of acquisitions of 0.2%. The decrease in core sales year-to-date was primarily due to lower demand in the first quarter of 2009 in our North American architectural product line. Weaker demand in the Chinese market has affected the growth of our Huarun Paints architectural product line. The majority of our architectural markets showed improvement in demand from the first quarter of 2009, particularly in the U.S. do-it-yourself market.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. The sales decline for the second quarter of 2009 was 30.7% after excluding the negative effect of foreign currency of 3.1%. The sales decline year-to-date was 24.1% after excluding the negative effect of foreign currency of 3.4%. Decreased volumes in the gelcoat product line due to the weakened economy was the primary driver of the lower sales.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profit	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Consolidated Gross Profit	$221.1	$244.3	$410.5	$454.7
As a percent of Net Sales	33.1%	29.2%	31.4%	28.4%

•

Gross Profit – The gross profit increase, as a percent of net sales, was driven primarily by previous price increases, lower raw material costs, favorable product mix and improved productivity in our manufacturing facilities, partially offset by restructuring charges and higher incentive-based compensation accruals. Gross profit for the quarter and year-to-date periods ending May 1, 2009 included restructuring charges of $7.9 million or 1.2% of net sales and $12.8 million or 1.0% of net sales, respectively.

Operating Expenses *	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Consolidated Operating Expenses	$164.0	$167.2	$319.1	$322.6
As a percent of Net Sales	24.5%	20.0%	24.4%	20.1%
* Includes research and development, selling and administrative costs. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased 1.9% to $164.0 million in the second quarter of 2009 compared to the prior year. Consolidated operating expenses declined 1.1% to $319.1 million year-to-date compared to the prior year. The decrease in both periods was driven primarily by effective expense controls and the positive impact of foreign currency exchange, partially offset by higher incentive-based compensation accruals. The year-to-date period was also affected by restructuring charges of $4.2 million or 0.3% of net sales. There were no restructuring costs in operating expenses for the second quarter of 2009.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, consolidated operating expenses increased 4.5 percentage points for the second quarter compared to last year. The increase is primarily due to lower sales volume. As a percent of consolidated net sales, consolidated operating expenses increased 4.3 percentage points for the year-to-date period compared to last year. The increase is due to lower sales volume, restructuring charges and higher incentive-based compensation accruals.

EBIT	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Coatings	$29.9	$49.5	$54.8	$88.8
As a percent of Net Sales	8.3%	10.0%	7.5%	9.2%

Paints	$35.3	$23.5	$51.3	$41.8
As a percent of Net Sales	13.8%	9.0%	10.9%	8.5%

All Other	$(8.2)	$2.8	$(15.4)	$(2.5)
As a percent of Net Sales	(15.4)%	3.5%	(14.6)%	(1.7)%

Consolidated EBIT	$57.0	$75.8	$90.7	$128.1
As a percent of Net Sales	8.5%	9.1%	6.9%	8.0%

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Consolidated EBIT – EBIT for the second quarter of 2009 decreased $18.8 million or 24.8% compared to the prior year. EBIT year-to-date decreased $37.4 million or 29.2% compared to the prior year. The second quarter and year-to-date periods ending May 1, 2009 included restructuring charges of $7.9 million or 1.2% of net sales and $17.0 million or 1.3% of net sales, respectively. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

•

Coatings Segment EBIT – The EBIT decrease as a percentage of net sales for the second quarter and year-to-date periods was driven primarily by restructuring charges. The second quarter and year-to-date periods of 2009 included restructuring charges of $5.5 million or 1.5% of net sales and $12.7 million or 1.7% of net sales, respectively.

•

Paints Segment EBIT – The EBIT increase as a percentage of net sales for second quarter was driven primarily by an improvement in architectural demand, previous price increases, effective expense controls and lower raw material costs. The EBIT increase as a percentage of net sales for the year-to-date period was driven primarily by previous price increases, effective expense controls and lower raw material costs. The second quarter and year-to-date periods of 2009 included restructuring charges of $0.3 million or 0.1% of net sales and $0.6 million or 0.1% of net sales, respectively.

•

All Other EBIT – The All Other category includes resins, colorants, gelcoats, our furniture protection plan business and corporate expenses. The decrease for the second quarter and year-to-date periods was primarily due to the decline in net sales, higher incentive compensation accruals and restructuring charges. The second quarter and year-to-date periods of 2009 included restructuring charges of $2.1 million or 4.0% of net sales and $3.7 million or 3.5% of net sales, respectively.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
(Dollars in millions)	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Consolidated Interest Expense	$10.6	$13.9	$22.5	$29.6

•	Interest Expense – The second quarter and year-to-date decrease is primarily due to lower average debt levels and lower average interest rates.

Effective Tax Rate	Three Months Ended		Six Months Ended
	May 1, 2009	April 25, 2008	May 1, 2009	April 25, 2008
Effective Tax Rate	32.9%	34.0%	33.6%	34.2%

•

Effective Tax Rate – The second quarter 2009 tax rate reflects an adjustment due to a favorable tax ruling related to a prior year. We expect the effective tax rate for the full year to be 33.5% to 34%.

Net Income	Three Months Ended			Six Months Ended
(Dollars in millions)	May 1, 2009	April 25, 2008	% Change	May 1, 2009	April 25, 2008	% Change
Consolidated Net Income	$31.1	$40.8	(23.8)%	$45.3	$64.9	(30.2)%

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition: Net cash used by operations was $26.6 million for the first six months of 2009, compared with net cash generated by operations of $26.5 million for the first six months of 2008. The net cash provided by operating activities in 2009 compared to 2008 decreased $53.1 million due to the timing of our income tax and bond interest payments and lower net income.

The use of cash for operations was primarily related to a reduction in accounts payable and accrued liabilities and a decrease in income taxes payable, partially offset by a decrease in accounts receivable and notes receivable and a decline in inventory and other current assets. Accounts payable and accrued liabilities declined $169.5 million due to a reduction of purchases and timing of disbursements. Income taxes payable decreased $18.8 million primarily due to the timing of disbursements and lower income. Accounts receivable and notes receivable declined $48.1 million due to the reduction in net sales and timing of customer payments. The inventory and other current asset decrease of $26.8 million is primarily due to proactive inventory management in response to lower sales levels.

During the 2009 period, $62.9 million in proceeds from bank borrowings and $5.6 million in proceeds from the sale of treasury stock were used to fund seasonal working capital needs. During the six month period, we used cash to fund $30.0 million in dividend payments, $23.3 million in capital expenditures and a $4.8 million payment to settle the remaining deferred liability for excess cash related to the Huarun Paints acquisition (see Note 3 for more information).

Capital expenditures for property, plant and equipment were $23.3 million in the first six months of 2009, compared with $17.8 million in the first six months of 2008. We anticipate capital spending in 2009 to be approximately $60 million.

The ratio of total debt to capital was 41.0% at May 1, 2009, compared to 38.8% at October 31, 2008 and 43.9% at April 25, 2008. Short-term debt (notes payable plus current portion of long-term debt) was $286.0 million at May 1, 2009. This debt was comprised of U.S. commercial paper and borrowings from a credit facility that matures in November 2009. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs. We ended our second quarter with $356.8 million of liquidity that includes $281.2 million of available committed credit facilities and $75.6 million of cash, which is in excess of our anticipated funding requirements for fiscal year 2009.

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

We are also subject to interest rate risk. At May 1, 2009, approximately 39% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended May 1, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 31, 2008.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders on February 25, 2009, the stockholders took the following actions:

(i)     The stockholders elected four directors in Class II for three-year terms. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld
John S. Bode	77,720,320	4,374,829
Susan S. Boren	60,884,066	21,211,083
Jeffrey H. Curler	61,066,307	21,028,842
Stephen D. Newlin	59,633,992	22,461,157

(ii)    The stockholders approved the Corporation’s 2009 Omnibus Equity Plan. 68,170,556 votes were cast for the resolution; 13,583,854 votes were cast against the resolution; 340,739 votes abstained; and there were no broker non-votes.

(iii)   The stockholders ratified the appointment of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal 2009. 78,587,758 votes were cast for the resolution; 3,430,849 votes were cast against the resolution; 76,542 votes abstained; and there were no broker non-votes.

ITEM 6:  EXHIBITS

Exhibits
10.1	Employment and Transition Agreement and Release (1)
10.2	Form of Indemnification Letter Agreement (2)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_____________________________________________

(1)	Incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-Q filed on March 11, 2009.
(2)	Incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-Q filed on March 11, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 10, 2009	By	/s/Rolf Engh
Rolf Engh Secretary

Date: June 10, 2009	By	/s/Lori A. Walker
Lori A. Walker Senior Vice President and Chief Financial Officer