Form 10-Q
period 2009-07-31
VALSPAR CORP
filed 2009-09-09
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

or

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

___________________________________________

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

As of September 2, 2009, The Valspar Corporation had 100,829,218 shares of common stock outstanding, excluding 17,613,406 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended July 31, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	July 31, 2009	July 25, 2008	October 31, 2008
	(Unaudited)	(Unaudited)	(Note)

CURRENT ASSETS:
Cash and cash equivalents	$127,305	$101,114	$90,073

Accounts and notes receivable less allowance (7/31/09-$21,701; 7/25/08-$12,760; 10/31/08-$16,389)	548,985	651,925	565,237

Inventories:
Manufactured products	140,883	193,965	153,325
Raw materials, supplies and work-in-process	93,208	113,676	118,098
Total inventories	234,091	307,641	271,423

Deferred income taxes	33,149	28,552	31,989

Prepaid expenses and other	88,647	92,539	88,298
TOTAL CURRENT ASSETS	1,032,177	1,181,771	1,047,020

GOODWILL	1,334,586	1,379,393	1,352,813
INTANGIBLES, NET	630,202	607,924	619,468
OTHER ASSETS	5,003	15,597	7,123
LONG-TERM DEFERRED INCOME TAXES	3,100	2,264	3,902

PROPERTY, PLANT AND EQUIPMENT	1,053,170	1,058,117	1,036,460
Less accumulated depreciation	(593,304)	(546,777)	(546,744)
NET PROPERTY, PLANT AND EQUIPMENT	459,866	511,340	489,716

TOTAL ASSETS	$3,464,934	$3,698,289	$3,520,042

NOTE:	The Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 31, 2009	July 25, 2008	October 31, 2008
	(Unaudited)	(Unaudited)	(Note)

CURRENT LIABILITIES:
Notes payable and commercial paper	$7,213	$301,105	$159,514
Current portion of long-term debt	—	19	12
Trade accounts payable	305,755	436,897	400,763
Income taxes	21,337	8,089	29,156
Accrued liabilities	310,723	264,228	290,898
TOTAL CURRENT LIABILITIES	645,028	1,010,338	880,343

LONG-TERM DEBT, NET OF CURRENT PORTION	872,169	783,744	763,129
DEFERRED INCOME TAXES	233,092	223,752	224,764
DEFERRED LIABILITIES	154,294	160,576	165,361
TOTAL LIABILITIES	1,904,583	2,178,410	2,033,597

HUARUN REDEEMABLE STOCK	43,531	46,219	33,577

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	338,601	322,486	331,083

Retained earnings	1,235,184	1,158,404	1,180,011

Other	82,988	145,593	90,036

Less cost of Common Stock in treasury (7/31/09- 17,703,937 shares; 7/25/08-18,855,276 shares; 10/31/08-18,449,741 shares)	(199,173)	(212,043)	(207,482)
TOTAL STOCKHOLDERS’ EQUITY	1,516,820	1,473,660	1,452,868

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,464,934	$3,698,289	$3,520,042

NOTE:  The Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008

Net sales	$794,580	$957,683	$2,102,461	$2,559,186

Cost of sales	504,334	682,981	1,401,735	1,829,758

Gross profit	290,246	274,702	700,726	729,428

Research and development	22,829	25,063	68,441	72,413

Selling and administrative	156,988	163,297	430,519	438,588

Income from operations	110,429	86,342	201,766	218,427

Interest expense	13,433	13,862	35,940	43,459

Other (income)/expense – net	2,495	1,928	3,135	5,871

Income before income taxes	94,501	70,552	162,691	169,097

Income taxes	29,550	23,563	52,442	57,246

Net income	$64,951	$46,989	$110,249	$111,851

Huarun redeemable stock accrual (1)	(3,318)	(3,049)	(9,954)	(8,877)

Net income available to common stockholders	$61,633	$43,940	$100,295	$102,974

Net income per common share – basic	$0.61	$0.44	$1.00	$1.03
Net income per common share – diluted	$0.61	$0.44	$1.00	$1.03

Average number of common shares outstanding
- basic	100,274,346	99,280,953	100,017,910	99,663,955
- diluted	101,342,785	99,835,078	100,632,888	100,314,575

Dividends paid per common share	$0.15	$0.14	$0.45	$0.42

(1) Huarun redeemable stock accrual reduced basic and diluted net income per common share $0.03 in the third quarter of 2009, $0.10 year-to-date in 2009, $0.03 in the third quarter of 2008 and $0.09 year-to-date in 2008 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 31, 2009	July 25, 2008
OPERATING ACTIVITIES:
Net income	$110,249	$111,851
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	57,602	53,054
Amortization	5,755	5,924
Stock-based compensation	3,789	4,911
(Gain)/loss on asset divestiture	564	814
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	4,473	(83,307)
(Increase)/decrease in inventories and other current assets	34,171	(7,606)
Increase/(decrease) in trade accounts payable and accrued liabilities	(63,115)	18,718
Increase/(decrease) in income taxes payable	(7,470)	8,322
Increase/(decrease) in other deferred liabilities	(6,852)	(6,710)
Settlement of treasury lock contracts (see Note 7 for further details)	11,600	—
Other	5,043	2,402
Net Cash (Used In)/Provided By Operating Activities	155,809	108,373

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(33,339)	(26,393)
Acquired businesses, net of cash	—	(64,647)
Cash proceeds on disposal of assets	549	19,113
Net Cash (Used In)/Provided By Investing Activities	(32,790)	(71,927)

FINANCING ACTIVITIES:
Net proceeds from (payments on) borrowing	(48,051)	51,660
Proceeds from sale of treasury stock	10,429	13,708
Payments on deferred liability – excess cash – Huarun	(4,818)	(11,390)
Excess tax benefit from stock-based compensation	496	113
Treasury stock purchases	—	(39,675)
Dividends paid	(45,122)	(41,863)
Net Cash (Used In)/Provided By Financing Activities	(87,066)	(27,447)

Increase/(Decrease) in Cash and Cash Equivalents	35,953	8,999
Effect of exchange rate changes on Cash and Cash Equivalents	1,279	7,167

Cash and Cash Equivalents at Beginning of Period	90,073	84,948
Cash and Cash Equivalents at End of Period	$127,305	$101,114

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending October 30, 2009. We have evaluated subsequent events through September 9, 2009, which is our Form 10-Q filing date. See Note 3 for further details regarding the acquisition of the remaining Huarun Redeemable Stock in the fourth quarter of 2009.

The Condensed Consolidated Balance Sheet at October 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2008.

NOTE 2:  ACCOUNTS PAYABLE

Trade accounts payable includes $18.2 million at July 31, 2009, $33.1 million at October 31, 2008 and $26.4 million at July 25, 2008, of issued checks that had not cleared our bank accounts.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

Certain of the shares not purchased by us at the closing are subject to various put and call rights. The put and call rights are classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. Acquisition accounting was applied upon the exercise of the put options and our acquisition of the shares. The balance in Huarun Redeemable Stock was $43.5 million at July 31, 2009, $33.6 million at October 31, 2008 and $46.2 million at July 25, 2008, and represents the accrual for the remaining shares that may be put to us as of those dates. On July 26, 2009, we notified the holders of the put options of our intent to exercise our call option to buy all of the remaining Huarun Redeemable Stock. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock. Acquisition accounting will be applied to the acquisition of the shares.

The Huarun Redeemable Stock is accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $3.3 million and $10.0 million for the three and nine-month periods ended July 31, 2009 and $3.0 million and $8.9 million for the three and nine-month periods ended July 25, 2008. This accrual reduced basic and diluted net income per common share $0.03 in the third quarter of 2009, $0.10 year-to-date in 2009, $0.03 in the third quarter of 2008 and $0.09 year-to-date in 2008.

Certain other Huarun shares were awarded by Huarun prior to the acquisition closing. The pre-acquisition share awards are classified as equity awards as there is no obligation to purchase the shares, and if we were to purchase the shares, we would purchase the shares at fair market value.

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

NOTE 4:  COMPREHENSIVE INCOME (LOSS)

For the three and nine-month periods ended July 31, 2009 and July 25, 2008, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Net Income	$64,951	$46,989	$110,249	$111,851
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	46,551	14,500	(11,679)	62,793
Net unrealized gain (loss) on financial instruments	3,462	473	4,631	929
Total Comprehensive Income (Loss)	$114,964	$61,962	$103,201	$175,573

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

(Dollars in thousands)	July 31, 2009	July 25, 2008	October 31, 2008
Foreign currency translation	$118,180	$184,468	$129,859
Pension and postretirement benefits, net	(42,356)	(41,937)	(42,356)
Net unrealized gain (loss) on financial instruments	7,164	3,062	2,533
Accumulated other comprehensive income (loss)	$82,988	$145,593	$90,036

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

NOTE 5:  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 31, 2009 decreased from the end of fiscal year 2008 by $18.2 million to $1,334.6 million. The decrease is primarily due to foreign currency translation and the final purchase price allocation related to the acquisition of Aries.

Total intangible asset amortization expense for the nine months ended July 31, 2009 was $5.8 million, compared to $5.9 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 31, 2009 is expected to be approximately $7.5 million annually.

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

The Paints segment aggregates our architectural and automotive refinish product lines. Architectural products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and China.

Our remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. Also included within All Other are our Corporate administrative expenses. The administrative expenses include interest and amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter and year-to-date results on this basis are as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Net Sales:
Coatings	$415,243	$543,277	$1,147,757	$1,508,610
Paints	318,570	335,692	788,431	826,254
All Other	88,886	107,569	230,454	301,947
Less Intersegment Sales	(28,119)	(28,855)	(64,181)	(77,625)
Total Net Sales	$794,580	$957,683	$2,102,461	$2,559,186

EBIT
Coatings	$61,556	$52,061	$116,313	$140,843
Paints	48,801	29,432	100,136	71,250
All Other	(2,423)	2,921	(17,818)	463
Total EBIT	$107,934	$84,414	$198,631	$212,556
Interest	$13,433	$13,862	$35,940	$43,459
Income before Income Taxes	$94,501	$70,552	$162,691	$169,097

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

NOTE 7:  FINANCIAL INSTRUMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value gains and losses on derivative instruments and their location in the financial statements and disclosures about credit-risk-related contingent features in derivative agreements. We do not have any credit-risk-related contingent features in our derivative contracts as of July 31, 2009. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Accordingly, we adopted SFAS 161 in the second quarter of fiscal year 2009.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework in GAAP for measuring fair value and expands disclosures about fair value measurements. It does not increase the use of fair value measurement. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and will be effective for nonfinancial assets and liabilities for years beginning after November 15, 2008.

During the first quarter of 2009, we adopted SFAS 157 for our financial assets and liabilities. At July 31, 2009, we did not have any financial assets subject to SFAS 157. As of July 31, 2009, our financial liabilities subject to SFAS 157 consist of interest rate swaps and foreign currency contracts with fair values totaling $1.5 million and $0.3 million, respectively. The interest rate swaps and foreign currency contracts have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the hierarchy established by SFAS 157.

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

At July 31, 2009, we had an aggregate $50 million of notional amount interest rate swap contracts which have been designated as cash flow hedges under SFAS 133 to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal year 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts will be recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps recognized in interest expense for the quarter ended July 31, 2009. We had $100 million of notional amount interest rate swap contracts in place as of July 25, 2008. There was an immaterial amount of ineffectiveness for these swaps recognized in interest expense for the quarter ended July 25, 2008.

During the third quarter of 2009, we terminated $50 million notional amount of interest rate swap contracts yielding a pretax loss of $1.7 million. The contracts had been designated as cash flow hedges under SFAS 133 to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The interest rate swap contracts were terminated as a result of the repayment of the hedged LIBOR based borrowings. The loss is reflected as an increase to interest expense in our statement of income for the quarter.

At July 31, 2009, we had $5.5 million notional amount of forward foreign currency exchange contracts (foreign currency contracts) maturing during fiscal year 2009 and 2010. These foreign currency contracts have been designated as cash flow hedges under SFAS 133 with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. At July 25, 2008, we had approximately $10.1 million notional amount of foreign currency contracts. There was no ineffectiveness for these hedges during the quarter ended July 31, 2009 or for the quarter ended July 25, 2008.

During the third quarter of 2009, we terminated $150 million of treasury lock contracts as a result of the bond issuance during the quarter, yielding a pretax gain of $11.6 million. This gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of July 31, 2009 and will be reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt. At July 25, 2008 we had no treasury locks in place.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

The following table shows the balance sheet classifications of our derivative instruments for the quarter ended July 31, 2009.

Derivative Balance Sheet Location as of 7/31/09
(Dollars in thousands)		Fair Value as of 7/31/09
	Balance Sheet Classification
Asset derivatives
Derivatives designated as hedges:
Treasury lock contracts	Prepaid expenses and other	$—
Total asset derivatives		$—
Liability derivatives
Derivatives designated as hedges:
Foreign currency contracts	Accrued liabilities	$348
Interest rate swap contracts	Deferred liabilities	1,518
Total liability derivatives		$1,866

The gain (loss) on our derivative instruments during the third quarter of fiscal year 2009 was as follows:

Derivative Gains and Losses for the Third Quarter ended 7/31/09
(Dollars in thousands)		Amount of Gain (Loss) Recognized in AOCI *	Statement of Income Classification	Gain (Loss) in Income **

Derivatives designated as cash flow hedges
	Foreign currency contracts	$(726)	Other income / (expense), net	$761
	Interest rate swap contracts	(934)	Interest expense	(2,117)
Total derivatives designated as cash flow hedges		$(1,660)		$(1,356)

*	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders' Equity section called Other and is reported net of tax
**	Amounts reported are pretax

Additionally, as of the quarter ended July 31, 2009, the AOCI balance includes a net unrealized after-tax gain of $8.8 million that resulted from treasury locks that have been settled. The gain is recognized as a benefit to interest expense over the life of the issued debt, which resulted in a pretax benefit of $0.3 million for the quarter ended July 31, 2009.

NOTE 8:  DEBT SECURITIES

The table below summarizes the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities.

(Dollars in thousands)	Balance Sheet	Fair Market
	(carrying value)	Value
Publicly traded debt	$800.0	$826.6
Non-publicly traded debt	79.4	76.7
Total debt	$879.4	$903.3

We did not elect the option to report our debt at fair value available in SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159).

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

During the third quarter of 2009, we issued $300 million of unsecured, senior notes that mature on June 15, 2019 with a coupon rate of 7.25%. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds of $296.8 million to repay our commercial paper borrowings and a portion of our borrowings under our existing bank credit facilities.

During the third quarter of 2009, we entered into a $465 million unsecured committed revolving credit facility with a syndicate of banks expiring on June 30, 2012. The new credit facility replaces our $150 million 364-Day Credit Agreement that was due to mature in November 2009 and our $600 million Five-Year Credit Agreement that was due to mature in October 2010, which were both terminated on June 26, 2009. The credit facility is a backstop to our $350 million U.S. Commercial Paper program established in 2006. The credit facility contains covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 31, 2009.

NOTE 9:  GUARANTEES AND CONTRACTUAL OBLIGATIONS

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

Changes in the recorded amounts, both short and long-term, during the period are as follows:

(Dollars in thousands)	Nine Months Ended
	July 31, 2009	July 25, 2008
Beginning balance, October	$77,993	$85,142
Additional net deferred revenue/accrual made during the period	656	6,516
Payments made during the period	(4,855)	(9,561)
Ending balance	$73,794	$82,097

NOTE 10:  STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1.3 million ($0.8 million after tax) and $3.8 million ($2.5 million after tax) for the three and nine-month periods ended July 31, 2009, compared to $1.4 million ($0.9 million after tax) and $4.9 million ($3.2 million after tax) for the three and nine-month periods ended July 25, 2008.

NOTE 11:  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly, salaried and non-U.S. employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

The net periodic benefit cost of the pension benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Service cost	$675	$955	$2,034	$2,844
Interest cost	3,308	3,374	9,963	10,113
Expected return on plan assets	(3,822)	(3,923)	(11,523)	(11,785)
Amortization of transition asset	—	(8)	—	(25)
Amortization of prior service cost	145	184	452	551
Recognized actuarial (gain)/loss	506	759	1,530	2,281
Settlement loss	—	—	2,333	—
Curtailment	—	—	161	—
Net periodic benefit cost	$812	$1,341	$4,950	$3,979

The net periodic benefit cost of the post-retirement medical benefits is as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Service cost	$71	$292	$213	$876
Interest cost	150	232	450	696
Amortization of prior service cost	(947)	(20)	(2,841)	(61)
Recognized actuarial (gain)/loss	804	97	2,412	291
Net periodic benefit cost	$78	$601	$234	$1,802

NOTE 12:  RECLASSIFICATION

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

NOTE 13:  INCOME TAXES

At October 31, 2008, we had a $44.8 million liability recorded under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $32.0 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2008, we had accrued approximately $12.4 million of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first, second or third quarters of fiscal year 2009.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

NOTE 14:  RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We expect the total restructuring cost to be $0.35 to $0.38 per share after tax. The restructuring activities in the three and nine-month periods ending July 31, 2009 resulted in pre-tax charges of $4.7 million or $0.03 per share after tax and $21.7 million or $0.14 per share after tax, respectively. The restructuring activities for the three and nine-month periods ended July 25, 2008 resulted in pre-tax charges of $3.8 million or $0.03 per share after tax. The restructuring charges for the full year of 2008 resulted in pre-tax charges of $23.5 million or $0.16 per share after tax. The remaining restructuring charges to be incurred during fiscal year 2009 are primarily in the Coatings and Paints segments. The expenses include severance and employee benefits, asset impairments, professional services and site cleanup. We plan to pay the majority of the current restructuring liabilities by the middle of fiscal year 2010.

The restructuring initiatives include plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and the exit of non-strategic product lines in certain geographies. We have reduced manufacturing capacity and our overall global headcount to lower our costs in light of challenging global economic conditions.

The severance and employee benefits, exit costs and contract termination costs associated with restructuring initiatives are primarily accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). Asset impairment charges are primarily accounted for in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). The following net restructuring and impairment charges by segment were recorded in the nine-month period ending July 31, 2009:

Nine-Month Period Ending 7/31/2009 (Dollars in thousands)	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 7/31/2009
Coatings
Severance and employee benefits	$7,842	$10,404	$(13,761)	$4,485
Asset impairments	—	2,623	(2,623)	—
Exit costs (consulting/site clean-up)	423	793	(1,185)	31
Contract term costs (leases)	—	471	(471)	—
Total Coatings	8,265	14,291	(18,040)	4,516
Paints
Severance and employee benefits	—	725	(483)	242
Asset impairments	—	1,695	(1,695)	—
Exit costs (consulting/site clean-up)	2,252	73	(73)	2,252
Contract term costs (leases)	—	—	—	—
Total Paints	2,252	2,493	(2,251)	2,494
All Other
Severance and employee benefits	806	580	(1,202)	184
Asset impairments	—	3,072	(3,072)	—
Exit costs (consulting/site clean-up)	64	1,244	(1,308)	—
Contract term costs (leases)	—	—	—	—
Total All Other	870	4,896	(5,582)	184
Total	$11,387	$21,680	$(25,873)	$7,194

The ending liability balance at July 31, 2009 is included in accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions that we expect to complete in fiscal year 2009 and 2010. The restructuring expenses recorded are included in the Consolidated Statement of Income. For the three-month period ended July 31, 2009, $4.7 million was charged to Cost of Sales. For the nine-month period ended July 31, 2009, $17.5 million was charged to Cost of Sales and $4.2 million was charged to Selling and Administrative expense.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 31, 2009

NOTE 15:  RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued SFAS 157 in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require us to make any new fair value measurements. We adopted SFAS 157 for financial assets and liabilities in the first quarter of 2009 (see Note 7 for further details).

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

The FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158), in September 2006. We adopted the recognition and disclosure provisions of SFAS 158 in fiscal year 2007. SFAS 158 will further require us to measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions). This will be required to be adopted for fiscal years ending after December 15, 2008, which would be our fiscal year end 2009. We do not expect the adoption of SFAS 158 to have a material effect on our consolidated financial statements.

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

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: Sales for the third quarter of 2009 continue to be negatively affected by the challenging global economic environment; however, our earnings increased in the quarter due to a combination of improved raw material cost comparisons, previous customer price increases, improved efficiency in our operations resulting from previously completed restructuring actions and effective control of expenses. Sales for the quarter decreased compared to the prior year primarily due to volume declines and unfavorable foreign currency exchange rates. Sales in our Coatings segment decreased significantly reflecting continued weakness in industrial markets. Global demand in our general industrial and wood product lines has not improved, however, sales in our domestic coil and global packaging product lines improved compared to the second quarter of 2009 as customers began to restock their inventory. Sales in our Paints segment for the third quarter of 2009 were down primarily due to weakness in our Asia architectural and global automotive refinish product lines. While the overall U.S. architectural paint market declined, sales in our domestic architectural product line improved in the quarter compared to last year. Gross profit as a percent of net sales in the third quarter of 2009 increased compared to last year as a result of better raw material cost comparisons, previous price increases, favorable product mix and productivity gains from previously completed restructuring actions, partially offset by continuing restructuring charges. Operating expense dollars decreased in the third quarter of 2009 compared to last year primarily as a result of the positive impact of foreign currency exchange, benefits from previously completed restructuring actions and effective expense controls, partially offset by higher incentive-based compensation accruals.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We presently expect the total restructuring cost to be $0.35 to $0.38 per share after tax. The restructuring activities for the three and nine-month periods ended July 31, 2009, resulted in pre-tax charges of $4.7 million or $0.03 per share after tax, and $21.7 million or $0.14 per share after tax, respectively. The restructuring activities for the three and nine-month periods ended July 25, 2008, resulted in pre-tax charges of $3.8 million or $0.03 per share after tax. The restructuring charges for the full year of 2008 resulted in pre-tax charges of $23.5 million or $0.16 per share after tax.

Earnings Per Share: Net income per share available to common stockholders was $0.61 and $1.00 for the three and nine-month periods ended July 31, 2009, and $0.44 and $1.03 for the three and nine-month periods ended July 25, 2008, respectively. We accrued $3.3 million in the third quarter of 2009 and $10.0 million year-to-date for the Huarun Redeemable Stock (see Note 3 for further details). This compares to an accrual of $3.0 million for the third quarter of 2008 and $8.9 million year-to-date in 2008. The accrual reduced basic and diluted net income per common share $0.03 in the third quarter of 2009, $0.10 year-to-date in 2009, $0.03 in the third quarter of 2008 and $0.09 year-to-date in 2008.The table below presents adjusted net income per common share – diluted, which excludes the non-cash accrual relating to Huarun Redeemable Stock. The table also presents restructuring charges included in net income in the respective periods.

	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Net income per common share - diluted	$0.61	$0.44	$1.00	$1.03
Huarun redeemable stock accrual	0.03	0.03	0.10	0.09
Adjusted net income per common share - diluted	$0.64	$0.47	$1.10	$1.12
Restructuring Charges	$0.03	$0.03	$0.14	$0.03

“Adjusted net income per common share - diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2009 and 2008 periods of the non-cash accrual related to the Huarun Redeemable Stock. As the Huarun Redeemable Stock is redeemed, acquisition accounting is applied. We acquired the remaining Huarun Redeemable Stock in the fourth quarter of 2009; refer to Note 3 for further details.

Critical Accounting Policies: There were no material changes in our critical accounting policies during the three-month period ended July 31, 2009.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations:

Net Sales	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 31, 2009	July 25, 2008%		July 31, 2009	July 25, 2008%
			Change			Change
Coatings	$415.2	$543.3	(23.6)%	$1,147.8	$1,508.6	(23.9)%
Paints	318.6	335.7	(5.1)%	788.4	826.3	(4.6)%
All Other	60.8	78.7	(22.8)%	166.3	224.3	(25.9)%
Consolidated Net Sales	$794.6	$957.7	(17.0)%	$2,102.5	$2,559.2	(17.8)%

•

Consolidated Net Sales – The sales decline for the third quarter of 2009 was 13.6% after excluding the negative effect of foreign currency of 3.4%. The sales decline year-to-date was 14.3% after excluding the negative effect of foreign currency of 3.7% and the positive effect of acquisitions of 0.2%. The decrease in core sales for the third quarter was primarily due to lower volume. The decrease in core sales for the year-to-date period was primarily due to lower volume and unfavorable product mix, partially offset by previous price increases.

•

Coatings Segment Net Sales – The sales decline for the third quarter of 2009 was 18.8% after excluding the negative effect of foreign currency of 4.8%. The sales decline year-to-date was 19.1% after excluding the negative effect of foreign currency of 5.1% and the positive effect of acquisitions of 0.3%. Our coil, general industrial and wood product lines primarily drove the core sales decline for the quarter and year-to-date periods. In our general industrial and wood product lines, the global markets remain down, however, our domestic coil and global packaging product lines improved compared to the second quarter of 2009 as customers began to restock their inventory.

•

Paints Segment Net Sales – The sales decline for the third quarter of 2009 was 3.7% after excluding the negative effect of foreign currency of 1.4%. The sales decline year-to-date was 3.5% after excluding the negative effect of foreign currency of 1.1%. Sales were down in third quarter and year-to-date periods primarily due to weak demand for our Asia architectural and global automotive refinish product lines, partially offset by increased sales in our domestic architectural product line.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. The sales decline for the third quarter of 2009 was 20.2% after excluding the negative effect of foreign currency of 2.6%. The sales decline year-to-date was 22.8% after excluding the negative effect of foreign currency of 3.1%. The primary driver of the lower sales for the quarter and year-to-date periods was weak demand in the U.S. coatings market.

Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Consolidated Gross Profit	$290.2	$274.7	$700.7	$729.4
As a percent of Net Sales	36.5%	28.7%	33.3%	28.5%

•

Gross Profit – The gross profit increase, as a percent of net sales, for the third quarter and year-to-date periods was driven primarily by improved raw material cost comparisons, previous price increases, favorable product mix and productivity gains from previously completed restructuring actions, partially offset by continuing restructuring charges. Gross profit for the quarter and year-to-date periods ending July 31, 2009 included restructuring charges of $4.7 million or 0.6% of net sales and $17.5 million or 0.8% of net sales, respectively. Restructuring charges of $2.8 million are included in both the third quarter and year-to-date periods of 2008, or 0.2% and 0.1% of net sales, respectively.

Operating Expenses *	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Consolidated Operating Expenses	$179.8	$188.4	$499.0	$511.0
As a percent of Net Sales	22.6%	19.7%	23.7%	20.0%
* Includes research and development, selling and administrative costs. For breakout see Consolidated Statement of Income.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased 4.5% to $179.8 million in the third quarter of 2009 compared to the prior year. Consolidated operating expenses declined 2.4% to $499.0 million year-to-date compared to the prior year. The decrease in both periods was driven primarily by favorable foreign currency, benefits from previously completed restructuring actions and effective expense controls, partially offset by higher incentive-based compensation accruals. The 2009 year-to-date period was also affected by restructuring charges of $4.2 million or 0.2% of net sales. There were no restructuring charges in operating expenses in the third quarter of 2009. Restructuring charges of $1.1 million are included in both the third quarter and year-to-date periods of 2008.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, operating expenses increased 290 basis points for the third quarter compared to last year. As a percent of consolidated net sales, operating expenses increased 370 basis points for the year-to-date period compared to last year. The increase in both periods is primarily due to lower sales volume and higher incentive-based compensation accruals.

EBIT *	Three Months Ended		Nine Months Ended
(Dollars in millions)	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Coatings	$61.6	$52.1	$116.3	$140.8
As a percent of Net Sales	14.8%	9.6%	10.1%	9.3%

Paints	$48.8	$29.4	$100.1	$71.3
As a percent of Net Sales	15.3%	8.8%	12.7%	8.6%

All Other	$(2.4)	$2.9	$(17.8)	$0.5
As a percent of Net Sales	(4.0)%	3.7%	(10.7)%	0.2%

Consolidated EBIT	$107.9	$84.4	$198.6	$212.6
As a percent of Net Sales	13.6%	8.8%	9.4%	8.3%
* Defined as profit or loss from operations before interest expense and taxes.

•

Consolidated EBIT – EBIT for the third quarter of 2009 increased $23.5 million or 27.9% compared to the prior year. EBIT year-to-date decreased $13.9 million or 6.6% compared to the prior year. The third quarter and year-to-date periods of 2009 included restructuring charges of $4.7 million or 0.6% of net sales and $21.7 million or 1.0% of net sales, respectively. Restructuring charges of $3.8 million are included in both the third quarter and year-to-date periods of 2008, or 0.4% and 0.1% of net sales, respectively. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

•

Coatings Segment EBIT – The EBIT increase as a percentage of net sales for the third quarter and year-to-date periods was driven primarily by improved raw material cost comparisons, previous price increases and productivity gains from previously completed restructuring actions, partially offset by continuing restructuring charges. The third quarter and year-to-date periods of 2009 included restructuring charges of $1.5 million or 0.4% of net sales and $14.3 million or 1.2% of net sales, respectively. Restructuring charges of $0.9 million are included in both the third quarter and year-to-date periods of 2008, or 0.2% and 0.1% of net sales, respectively.

•

Paints Segment EBIT – The EBIT increase as a percentage of net sales for third quarter and year-to-date periods was driven primarily by improved raw material cost comparisons, previous price increases and effective expense controls. The third quarter and year-to-date periods of 2009 included restructuring charges of $1.9 million or 0.6% of net sales and $2.5 million or 0.3% of net sales, respectively. Restructuring charges of $2.3 million are included in both the third quarter and year-to-date periods of 2008, or 0.7% and 0.3% of net sales, respectively.

•

All Other EBIT – The All Other category includes resins, colorants, gelcoats, our furniture protection plan business and corporate expenses. The decrease for the third quarter and year-to-date periods was primarily due to the decline in net sales, higher incentive compensation accruals and restructuring charges. The third quarter and year-to-date periods of 2009 included restructuring charges of $1.2 million or 2.0% of net sales and $4.9 million or 2.9% of net sales, respectively. Restructuring charges of $0.6 million are included in both the third quarter and year-to-date periods of 2008, or 0.8% and 0.3% of net sales, respectively.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense (Dollars in millions)	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Consolidated Interest Expense	$13.4	$13.9	$35.9	$43.5

•	Interest Expense – The third quarter and year-to-date decrease is primarily due to lower average debt levels partially offset by higher average interest rates on our new bond issuance.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 31, 2009	July 25, 2008	July 31, 2009	July 25, 2008
Effective Tax Rate	31.3%	33.4%	32.2%	33.9%

•

Effective Tax Rate – The third quarter 2009 tax rate reflects the expected quarter-to-quarter volatility due to the accounting for uncertain tax positions and a one-time adjustment related to a prior year. We expect the effective tax rate for the full year to be 33.5% to 34%.

Net Income	Three Months Ended			Nine Months Ended
(Dollars in millions)	July 31, 2009	July 25, 2008	% Change	July 31, 2009	July 25, 2008	% Change

Consolidated Net Income	$65.0	$47.0	38.2%	$110.2	$111.9	(1.4)%

Financial Condition: Net cash provided by operations was $155.8 million for the first nine months of 2009, compared with net cash provided by operations of $108.4 million for the first nine months of 2008. The cash provided by operations in 2009 was primarily generated by net income, a net decline in inventory and other current assets and the third quarter 2009 settlement of treasury locks (see Note 7 for further details), partially offset by a net reduction in accounts payable and accrued liabilities. The inventory and other current assets net decrease of $34.2 million is primarily due to proactive inventory management in response to lower sales levels. The net decline of $63.1 million in accounts payable and accrued liabilities is due to a reduction of purchases and timing of disbursements.

During 2009, cash provided by operations and $10.4 million in proceeds from the sale of treasury stock were used to reduce our bank borrowings by $48.1 million, fund $45.1 million in dividend payments and $33.3 million in capital expenditures, and pay $4.8 million to settle the remaining deferred liability for excess cash related to the Huarun Paints acquisition (see Note 3 for further details).

Capital expenditures for property, plant and equipment were $33.3 million in the first nine months of 2009, compared with $26.4 million in the first nine months of 2008. We anticipate capital spending in 2009 to be approximately $60 million.

On June 19, 2009, we issued $300 million of unsecured senior notes that mature on June 15, 2019 with a coupon rate of 7.25% pursuant to a shelf registration statement filed with the U.S. Securities and Exchange Commission. The net proceeds of this offering were used to repay commercial paper borrowings and a portion of our borrowings under our existing bank credit facilities. On June 30, 2009, we entered into a $465 million unsecured committed revolving credit facility with a syndicate of banks expiring on June 30, 2012. The new credit facility replaces our $150 million 364-Day Credit Agreement that was due to mature in November 2009 and our $600 million Five-Year Credit Agreement that was due to mature in October 2010, which were both terminated on June 26, 2009. The credit facility is a backstop to our $350 million U.S. Commercial Paper program established in 2006.

The ratio of total debt to capital was 36.7% at July 31, 2009, compared to 38.8% at October 31, 2008 and 42.4% at July 25, 2008. Short-term debt (notes payable plus current portion of long-term debt) was $7.2 million at July 31, 2009. This debt was comprised of foreign subsidiary borrowings. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs. We ended our 2009 third quarter with $537.9 million of liquidity that includes $410.6 million of available committed credit facilities and $127.3 million of cash, which is in excess of our anticipated funding requirements for fiscal year 2009.

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

We are also subject to interest rate risk. At July 31, 2009, approximately 3.3% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 31, 2008.

ITEM 6:  EXHIBITS

Exhibits

1.1

Underwriting Agreement, dated June 16, 2009, by and among the Company and several Underwriters represented by Banc of America Securities L.L.C., Goldman, Sachs & Co. and Wachovia Capital Markets, LLC(1)

3.1	The Valspar Corporation By-Laws, as amended to and including August 19, 2009
4.1

Third Supplemental Indenture, between the Company and U.S. Bank National Association, as trustee, dated as of June 19, 2009, to Indenture dated April 24, 2002, between the Company and The Bank of New York Trust Company, N.A.(2)

10.1

Three-Year Credit Agreement with Wells Fargo Bank, National Association, as administrative Agent and an issuing bank, Wachovia Bank, National Association, as an issuing bank, and certain other lenders(3)

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________________________

(1)	Incorporated by reference to Exhibit 1.1 to the Corporation’s Form 8-K filed on June 23, 2009.
(2)	Incorporated by reference to Exhibit 4.2 to the Corporation’s Form 8-K filed on June 23, 2009.
(3)	Incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed on July 2, 2009.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 9, 2009	By	/s/Rolf Engh
Rolf Engh Secretary

Date: September 9, 2009	By	/s/Lori A. Walker
Lori A. Walker Senior Vice President and Chief Financial Officer