Form 10-K
period 2009-10-30
VALSPAR CORP
filed 2009-12-18
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State of incorporation)	(I.R.S. Employer Identification No.)

901 3rd Avenue South
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 851-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.50 Par Value	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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
☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of May 1, 2009 was $1.9 billion based on the closing sales price of $23.38 per share as reported on the New York Stock Exchange. As of December 14, 2009, 99,513,733 shares of Common Stock, $.50 par value per share (net of 18,928,891 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of The Valspar Corporation’s definitive Proxy Statement dated January 15, 2010 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 30, 2009, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I

ITEM 1	BUSINESS

OVERVIEW
The Valspar Corporation is a leading global coatings and paints manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2009 from our Coatings and Paints segments were $1,582.8 million and $1,072.4 million, respectively. Our total net sales in 2009 were $2,879.0 million.

Our Coatings segment includes a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to original equipment manufacturing (OEM) customers. Products within our Coatings segment include primers, top coats, varnishes, inks, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including building products, appliances, furniture, transportation, agricultural and construction equipment, metal packaging and metal fabrication. We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electrodeposition, powder, solvent-based, waterborne and UV light-cured coatings. This segment includes our packaging product line and our three industrial product lines: coil, general industrial and wood.

Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has occurred in this product line and we have responded by offering a wide variety of packaging coatings products throughout the world.

Our coil product line includes coatings that are applied to metal coils used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. We believe we are the largest supplier of coil coatings in North America. We also supply coil coatings in Asia, South America and Northern and Eastern Europe.

Our general industrial product line provides customers in a wide variety of industries with a single source for powder, liquid and electrodeposition coatings technologies. With our wide range of products and technologies, we are able to supply customers around the world. We have expanded our infrastructure to support customers in Europe, Central and South America and Asia.

Our wood product line includes decorative and protective coatings for wood furniture, building products, cabinets and floors. We believe we are one of the world’s largest suppliers of wood coatings. We have color design, manufacturing and technical service capabilities in the U.S. and Asia, which are important regions for wood furniture production.

Our Paints segment includes a wide variety of products such as paints, primers, topcoats and aerosol spray paints sold primarily through retailers and distribution networks. We sell branded and other products in our Paints segment, including Valspar, Cabot, Huarun, DeBeer and House of Kolor. We support these brands through advertising and marketing programs. This segment includes our architectural and automotive refinish product lines.

Our architectural product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products. We sell these products primarily into the do-it-yourself and professional markets through home centers, mass merchants, hardware wholesalers and independent dealers. We offer our own branded products and private label brands for customers. We continue to invest in brands, including Valspar, Cabot and Huarun. At key customers, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer paint questions in stores. In China, we sell our Huarun brand of architectural coatings through distributors and retail outlets.

Our automotive product line includes refinish paints and aerosol spray paints that are sold through automotive refinish distributors, body shops, automotive supply distributors and automotive supply retailers. Our Valspar, De Beer and House of Kolor brands are offered in many countries around the world.

In addition to the main product lines within our two segments, we manufacture and sell specialty polymers, colorants and gelcoats, and we sell furniture protection plans under the Guardsman brand. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings manufacturers. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

Much of our growth has occurred during the last decade. During this time we have expanded our business into international markets. A significant portion of our business growth has been accomplished through acquisitions.

The Valspar Corporation is a Delaware corporation and was founded in 1806. Our principal executive offices are located at 901 3rd Avenue South, Minneapolis, Minnesota 55402, and our telephone number at that address is (612) 851-7000. Our corporate website address is www.valsparglobal.com. The information on our website is not part of this filing.

PRODUCTS

Coatings Segment
The Coatings segment includes a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to OEM customers in North America, South America, Europe and Asia. Products within our Coatings segment include primers, top coats, varnishes, inks, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including building products, appliances, furniture, transportation, agricultural and construction equipment, metal packaging and metal fabrication.

We utilize a wide variety of coatings technologies to meet our customers’ coatings requirements, including electrodeposition, powder, solvent-based, waterborne and UV light-cured coatings. This broad technology capability allows us to customize products to our customers’ specifications and to provide “one stop” integrated solutions. For example, we believe that we are one of only a small number of coatings manufacturers that currently have the technological and manufacturing capabilities to be a single source coatings supplier to appliance makers.

The packaging product line includes coatings for both interior and exterior use in metal packaging containers, principally food containers and beverage cans for global customers. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings, producing coatings for the entire can. Consolidation and globalization of our customers has occurred in this product line, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

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

Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We offer color design, manufacturing and technical service for customers throughout North America and Asia which serve the domestic and export markets.

Paints Segment
Our architectural paints products comprise a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. The primary distribution channels for these products are home centers, mass merchants, hardware wholesalers, distributors and independent dealers in the U.S. and Canada. In China, the primary distribution channel is a network of distributors and retail outlets. Sales of our architectural products are seasonal, with the lowest levels occurring in the first quarter of our fiscal year.

We develop highly customized merchandising and marketing support programs for our architectural paint customers, enabling them to differentiate their paint departments from their competitors’ through product and color selection assistance, point-of-purchase materials and labeling. We offer branded products under the names Valspar, Cabot, Plasti-Kote, McCloskey and, in China, Huarun and Idol. We support these brands through advertising and marketing programs.

Within the Paints segment, we also manufacture and distribute automotive refinish paints around the world under the brand names Valspar, De Beer and House of Kolor. We also supply aerosol spray paints for automotive supply distributors and large automotive supply retailers under the Plasti-Kote brand name.

All Other
In addition to our main product lines, we manufacture and sell specialty polymers, gelcoats and colorants, and we sell furniture protection plans under the Guardsman brand. We manufacture specialty polymers and colorants for internal use and for external sale to other coatings manufacturers. Our gelcoats and related products are sold to boat manufacturers, shower and tub manufacturers and others.

COMPETITION
All aspects of the coatings and paints business are highly competitive. We face strong competitors in all areas of our business, some of which are larger and better capitalized than us.

Competition in our Coatings segment is based on formulating products for specific customer applications, meeting customer delivery requirements and providing technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for industrial coatings are becoming increasingly global as customers are looking for global coatings solutions. We can provide global coatings solutions to customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing innovative technologies.

Competition in our Paints segment is based on factors such as consumer brand recognition, product quality, distribution and price. In this segment, we support our brand awareness through advertising and highly customized merchandising and marketing support programs to our customers. We offer high quality products through our distribution networks.

RAW MATERIALS
We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry’s economic cycle for the past four to five years has been volatile. Early in 2009, due to weak economic conditions, prices for many of the raw materials we purchased moderated from the historical highs of 2008. As the year progressed, material prices began to rise again as crude oil and other feedstock prices recovered. Current raw material price levels are still above trend lines from the early part of this decade. Raw material demand and price volatility are managed to minimize the impact on our operations. Because our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

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

SEASONALITY AND WORKING CAPITAL ITEMS
Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in the Coatings and Paints segments. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds and short-term and long-term credit lines discussed in Note 5 of Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS
In 2009, our sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 38% of net sales. In 2009, our five largest customers in the Paints segment accounted for approximately 63% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT
Our product and application technology is supported by underlying chemistry that has not changed over time. Ongoing research and development efforts include reviewing our propriety technology, including the technology we have acquired through our acquisitions, and making formulation changes to improve our products. This has resulted in several successful product improvements. For example, we have recently commercialized a new coil coating product with improved hardness, adhesion and flexibility. In our architectural line, we have introduced an improved concrete coating. In our wood line, we have commercialized a waterborne ultraviolet energy cured product line. Moreover, we have continued to expand our line of polymers and we now have a full portfolio of both water-based and conventional polymers for architectural, industrial and packaging products.

Research and development costs for fiscal 2009 were $91.3 million or 3.2% of net sales, compared to $96.6 million or 2.8% of net sales for fiscal 2008 and $90.3 million or 2.8% of net sales for fiscal 2007. Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2009, and capital expenditures for fiscal 2010 to comply with existing laws and regulations are also not expected to be material.

EMPLOYEES
We employ approximately 8,800 persons, approximately 500 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our unionized employees is good.

FOREIGN OPERATIONS AND EXPORT SALES
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 38% of our total revenues in fiscal 2009. Sales from foreign operations as a percent of consolidated sales decreased in 2009 compared to 2008, but we expect the percentage to increase in the years ahead.

We have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, Ireland, Malaysia, Mexico, The Netherlands, Singapore, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in China, Japan, South Africa and Vietnam and sales offices in other countries.

During fiscal 2009, export sales from the United States represented 2.2% of our business.

ITEM 1A	RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Deterioration of economic conditions could harm our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, access to and functioning of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions.

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

We purchase the raw materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are petroleum-based derivatives and minerals and metals. Under normal market conditions, these materials are generally available on the open market. From time to time, however, the prices and availability of these raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. During the past four to five years, our raw material costs have been volatile. When raw material costs increase, our profit margins are reduced unless and until we are able to pass along the increases to our customers through higher prices. If raw material costs increase, and if we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience profit margin reductions.

Many of our customers are in cyclical industries, which may affect the demand for our products.

Many of our customers, especially for our industrial products, are in businesses and industries that are cyclical in nature and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon general economic conditions. The challenging global economic environment has had the most severe impact on our industrial product lines. Downward economic cycles affecting the industries of our customers will reduce sales of our products. When general economic conditions deteriorate, we may suffer reductions in our sales and profitability.

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

Our total debt, including notes payable, was $880.4 million at October 30, 2009. Our level of indebtedness may have important consequences. For example, it:

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

Future acquisitions may not be successful.

Acquisitions have historically contributed significantly to the growth of our company. As part of our growth strategy, we intend to continue to pursue acquisitions of complementary businesses and products. If we are successful in completing such acquisitions, we may experience:

•	difficulties in assimilating acquired companies and products into our existing business;

•	delays in realizing the benefits from the acquired companies or products;

•	diversion of our management’s time and attention from other business concerns;

•	difficulties due to lack of or limited prior experience in any new markets we may enter;

•	unforeseen claims and liabilities, including unexpected environmental exposures or product liability;

•	unforeseen adjustments, charges and write-offs;

•	problems enforcing the indemnification obligations of sellers of businesses for claims and liabilities;

•	unexpected losses of customers of, or suppliers to, the acquired business;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the implementation of purchase price accounting;

•	difficulties in retaining key employees of the acquired businesses; and

•	challenges arising from the increased scope, geographic diversity and complexity of our operations.

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

We conduct a substantial portion of our business outside of the United States. We and our joint ventures currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, Ireland, Malaysia, Mexico, The Netherlands, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. In 2009, revenues from products sold outside the United States accounted for approximately 38% of our net sales.

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

•	difficulties in attracting and retaining key employees outside of the United States;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be burdensome.

We have certain key customers.

Our relationships with certain key customers are important to us. From 2007 through 2009, sales to our largest customer exceeded 10% of our total net sales. In 2009, our ten largest customers accounted for approximately 38% of our total net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to our largest customers could have a material adverse impact on us.

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

We lease our principal offices located in Minneapolis, Minnesota. North America manufacturing operations are conducted at thirty-one locations (29 owned; 2 leased), primarily in California, Illinois, Indiana, North Carolina, Pennsylvania and Texas, including one owned manufacturing facility in both Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,385,000, which includes 130,000 square feet at our principal offices. Asia Pacific manufacturing operations are conducted at eleven locations (8 owned; 3 leased) in Australia, China, Malaysia, Singapore, Thailand and Vietnam with a total combined square footage of approximately 1,252,000. European manufacturing operations are conducted at nine locations (8 owned; 1 leased) in France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom with a total combined square footage of approximately 929,000. In South America, we own one manufacturing facility in Brazil with square footage of approximately 400,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000.

Set forth below is a breakdown of the approximate square footage of principal facilities by region as of October 30, 2009:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total

North America	3,862,000	523,000	4,385,000
Asia Pacific	1,144,000	108,000	1,252,000
Europe	834,000	95,000	929,000
Other	454,000	—	454,000

Total	6,294,000	726,000	7,020,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage

Coatings	3,884,000
Paints	2,259,000
All Other	877,000

Total	7,020,000

Management believes our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. We had restructuring initiatives in 2009 that included plant closures, which are reflected above. See Note 15 in Notes to Consolidated Financials Statements for more information. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

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

There was no matter submitted during the fourth quarter of fiscal year 2009 to a vote of security holders.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position

William L. Mansfield	61	Chairman since August 2007 and Chief Executive Officer since February 2005

Lori A. Walker	52	Senior Vice President and Chief Financial Officer since February 2008

Gary E. Hendrickson	53	President and Chief Operating Officer since February 2008 and Director since August 2009

Steven L. Erdahl	57	Executive Vice President since April 2004

Rolf Engh	56	Executive Vice President since July 2005, General Counsel and Secretary since April 1993

Anthony L. Blaine	42	Senior Vice President – Human Resources since January 2007

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

Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2009 and 2008 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2009	2008

First Quarter	$21.32–14.47	$26.20–17.38
Second Quarter	$24.91–15.13	$23.27–18.10
Third Quarter	$25.61–21.51	$22.68–17.95
Fourth Quarter	$28.60–24.80	$24.95–16.02

The quarterly dividend declared December 9, 2009, to be paid on January 15, 2010 to common stockholders of record December 28, 2009, was increased to $0.16 per share. The table below sets forth the quarterly dividend paid for fiscal years 2009 and 2008.

	Per Share Dividends
For the Fiscal Year	2009	2008

First Quarter	$0.15	$0.14
Second Quarter	$0.15	$0.14
Third Quarter	$0.15	$0.14
Fourth Quarter	$0.15	$0.14

	$0.60	$0.56

The number of record holders of our Common Stock at December 14, 2009 was 1,448.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

8/01/09 – 8/28/09	180,000	$ 27.30	180,000	3,820,000
8/29/09 – 9/25/09	1,135,000	27.16	1,135,000	2,685,000
9/26/09 – 10/30/09	685,000	27.21	685,000	2,000,000

Stock Performance Graphs
The following graphs compare our cumulative total shareholder return for the last five fiscal years and the last ten fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graphs assume the investment of $100 in our Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2004 and fiscal 1999, respectively, and the reinvestment of all dividends.

The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc. and The Sherwin-Williams Company.

We included the ten-year graph because we believe the ten-year graph provides information regarding performance of our Common Stock over an extended period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return

	2004	2005	2006	2007	2008	2009

Valspar	$100	$96	$119	$113	$95	$121
Peer Group	$100	$101	$123	$142	$86	$106
S&P 500	$100	$109	$126	$145	$93	$102

Assumes $100 invested on October 31, 2004 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return

	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009

Valspar	$100	$92	$115	$145	$168	$167	$160	$198	$188	$158	$202
Peer Group	$100	$78	$87	$88	$98	$118	$118	$144	$168	$101	$124
S&P 500	$100	$106	$80	$68	$82	$89	$97	$113	$130	$83	$91

Assumes $100 invested on October 31, 1999 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years

(Dollars in thousands, except per share amounts)		2009		2008		2007	2006	2005

Operating Results	Net Sales	$2,879,042		$3,482,378		$3,249,287	$2,978,062	$2,713,950
	Cost and Expenses
	Cost of Sales	1,900,114		2,504,947		2,277,490	2,072,157	1,928,352
	Operating Expense	687,960		684,056		662,224	598,468	514,735

	Income from Operations	290,968		293,375		309,573	307,437	270,863
	Interest Expense	50,394		57,745		61,662	46,206	44,522
	Other (Income) Expense – Net	2,246		6,933		(11,860)	3,799	621

	Income Before Income Taxes	238,328		228,697		259,771	257,432	225,720
	Net Income	160,153		150,766		172,115	175,252	147,618
	Net Income as a Percent of Sales	5.6%		4.3%		5.3%	5.9%	5.4%
	Return on Average Equity	10.8%		10.6%		13.1%	15.2%	14.3%
	Per Common Share:
	Net Income – Basic	$1.50	*	$1.39	*	$1.52 *	$1.73	$1.45
	Net Income – Diluted	1.49	*	1.38	*	1.50 *	1.71	1.42
	Dividends Paid	0.60		0.56		0.52	0.44	0.40
	Stockholders’ Equity	15.12		14.53		13.72	12.17	10.57

Financial Position	Total Assets	$3,511,024		$3,520,042		$3,452,281	$3,191,535	$2,732,383
	Working Capital**	406,638		435,897		458,141	389,394	432,966
	Property, Plant and Equipment, Net	471,088		489,716		514,396	459,605	427,822
	Long-Term Debt, Excluding Current Portion	873,095		763,129		648,988	350,267	706,415
	Stockholders’ Equity	1,504,507		1,452,868		1,380,797	1,240,063	1,061,092

Other Statistics	Property, Plant and Equipment Expenditures	$57,897		$43,045		$76,940	$75,417	$62,731
	Depreciation and Amortization Expense	82,862		80,831		71,811	68,716	68,395
	Research and Development Expense	91,303		96,552		90,322	82,608	79,286
	Total Cash Dividends	$60,116		$55,854		$52,670	$44,655	$40,658
	Average Diluted Common Shares Outstanding (000’s)	100,921		100,326		102,617	102,726	104,150
	Number of Stockholders at Year-End	1,449		1,467		1,474	1,532	1,524
	Number of Employees at Year-End	8,788		9,341		9,946	9,556	7,540
	Market Price Range – Common Stock:
	High	$28.60		$26.20		$29.58	$29.62	$25.52
	Low	14.47		16.02		24.00	21.54	20.41

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

Per share data has been adjusted to reflect a 2 for 1 stock split effective in September 2005.

*

Huarun Redeemable Stock accrual reduced basic and diluted net income per common share by $0.10 in 2009, $0.12 in 2008 and $0.18 in 2007. The accrual was related to the minority interest shares of Huarun Paints Holding Company Limited as further described in Note 2 in Notes to Consolidated Financial Statements. Adjusted net income per common share diluted was $1.59 for 2009, $1.50 for 2008 and $1.68 for 2007. See related reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Earnings per Share” for more information. In 2009 and 2008, net income per common share basic and diluted included $0.18 and $0.16 per share in restructuring charges, respectively. See Note 15 in Notes to Consolidated Financial Statements for more information. Net income per common share basic and diluted for 2008 and 2007 included gains on the sale of assets of $0.09 and $0.10, respectively.

** Working Capital is defined as accounts receivable plus inventory less accounts payable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors
Throughout fiscal years 2008 and 2009, our businesses were affected by declines in the U.S. housing and construction markets. The worldwide credit and financial crisis, along with a slowdown in the global economy, affected sales volume in all of our product lines during 2009. At the same time, many of our raw material costs declined from their historical highs of 2008 due to weak market conditions. As fiscal 2009 progressed, raw material costs began to rise again as crude oil and other feedstock prices recovered. Raw material costs are still above trend lines from the early part of this decade. We expect raw material costs to continue to rise in fiscal year 2010.

In response to the market conditions in fiscal year 2009 we took the following actions:

•

Expanded our restructuring actions that started in 2008 to lower our cost structure and further increase our operational efficiency. The main focus of our actions was in our Coatings segment, which is largely comprised of product lines most directly affected by the economic slowdown.

•	Enhanced our liquidity by issuing $300,000,000 of unsecured, senior notes that mature on June 15, 2019 with a coupon rate of 7.25% and establishing a new $475,000,000 three-year credit facility.

•	Managed working capital to maximize cash flow, with a particular focus on lowering our inventory levels and minimizing accounts receivable write-offs.

In addition, despite the difficult economic environment, we did the following:

•	Continued to invest in our brands and technologies, which enabled us to gain new business in most of our product lines.

•	Made aggregate pension contributions of $21,992,000 to maintain appropriate funding levels.

•	Increased our dividend for the 32nd consecutive year.

Business Performance
Net sales decreased to $2,879,042,000 from $3,482,378,000 in 2008, primarily driven by lower volume. We were able to partially offset volume declines with new business in most of our product lines. Despite the challenging economic climate, our earnings increased for the year due to a combination of improved raw material cost comparisons, previous customer price increases, improved efficiency in our operations resulting from previously completed restructuring actions that began in fiscal year 2008, productivity initiatives and effective control of expenses.

Sales in our Coatings segment decreased significantly, reflecting continued weakness in industrial markets. Despite the volume declines, we reduced our cost structure, which allowed us to remain profitable in all product lines in this segment. The U.S. architectural market continued to decline in 2009, however, sales growth in our architectural product line outperformed this market. We believe this is due to increased brand awareness and a consumer shift from the professional channel to the do-it-yourself channel. Our global presence remained strong. International sales accounted for approximately 38% of consolidated net sales.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We expect the total restructuring cost to be $0.35 to $0.38 per share after tax. Restructuring activities during 2009 resulted in pre-tax charges of $28,557,000 or $0.18 per share after tax. Restructuring activities during 2008 resulted in pre-tax charges of $23,454,000 or $0.16 per share after tax. See Note 15 in Notes to Consolidated Financial Statements for more information on restructuring.

During the year, we generated $219,682,000 in free cash flow (net cash provided by operating activities less capital expenditures and dividends), an increase of $54,131,000 from 2008, and reduced our total debt, including notes payable, by $42,282,000. Our liquidity position is strong, with $187,719,000 in cash and $420,629,000 unused committed bank credit facilities providing total committed liquidity of $608,348,000 at year-end, compared to $429,932,000 at the end of 2008.

During the year, we repurchased 2,000,000 shares of our stock for $54,387,000. Our board of directors raised the dividend in fiscal year 2009 by 7.1% to $0.60 per share.

Earnings Per Share
Net income per share available to common stockholders was $1.49 for 2009 and $1.38 for 2008. We accrued $9,954,000 in 2009 for the Huarun Redeemable Stock (see Note 2 in Notes to Consolidated Financial Statements for further details). This compares to an accrual of $12,195,000 in 2008. The accrual reduced basic and diluted income available to common stockholders by $0.10 and $0.12 per share in 2009 and 2008, respectively. We acquired the remaining Huarun Redeemable Stock in the fourth quarter of 2009; refer to Note 2 in Notes to Consolidated Financial Statements for further details. The table below presents adjusted net income per common share – diluted, which excludes a non-cash accrual relating to Huarun Redeemable Stock. The table also presents restructuring charges and a gain on the sale of a non-strategic specialty product line included in net income in the respective periods.

	2009	2008

Net income per common share – diluted	$1.49	$1.38
Huarun redeemable stock accrual	0.10	0.12
Adjusted net income per common share – diluted	$1.59	$1.50

Restructuring charges	$0.18	$0.16
Gain on sale of a non-strategic specialty product line	$—	$(0.09)

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2009 and 2008 periods of the non-cash accrual related to the Huarun Redeemable Stock. As the Huarun Redeemable Stock was redeemed, acquisition accounting was applied. In addition, fiscal year 2009 and 2008 included after-tax restructuring charges of $0.18 and $0.16 per share, respectively. Fiscal year 2008 included an after-tax benefit of $0.09 per share for a gain on the sale of a non-strategic specialty product line.

OPERATIONS 2009 VS. 2008

Net Sales	2009	2008	% Change

Coatings	$1,582,786,000	$2,053,747,000	-22.9%
Paints	1,072,372,000	1,127,073,000	-4.9%
All Other	223,884,000	301,558,000	-25.8%

Consolidated Net Sales	$2,879,042,000	$3,482,378,000	-17.3%

•

Consolidated Net Sales – The sales decline for 2009 was 14.3% after excluding the negative effect of foreign currency of 3.2% and the positive effect of acquisitions of 0.2%. The decrease in core sales was primarily due to lower volume, partially offset by previous customer price increases. The challenging global economic environment negatively affected demand. Fiscal year 2009 included 52 weeks compared to 53 weeks in 2008, which negatively affected sales by 1.1%.

•

Coatings Segment Net Sales – The sales decrease for 2009 was 18.7% after excluding the negative impact of foreign currency of 4.4% and the positive effect of acquisitions of 0.2%. All of our product lines had reduced sales reflecting weakness in global industrial markets. Our general industrial, wood and coil product lines primarily drove the core sales decline. Fiscal year 2009 included 52 weeks compared to 53 weeks in 2008, which negatively affected sales by 1.1%.

•

Paints Segment Net Sales – The sales decline for 2009 was 4.0% after excluding the negative effect of foreign currency of 0.9%. Sales were down primarily due to promotional spending to build our brand in the Asia architectural product line and weak market conditions in our global automotive refinish product line, partially offset by increased sales in our domestic architectural product line. Fiscal year 2009 included 52 weeks compared to 53 weeks in 2008, which negatively affected sales by 1.3%.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. Sales for 2009 decreased 23.1% after excluding the negative effect of foreign currency of 2.7%. The lower sales were due to weak demand. Fiscal year 2009 included 52 weeks compared to 53 weeks in 2008, which negatively affected sales by 1.3%.

Gross Profit	2009	2008

Consolidated Gross Profit	$978,928,000	$977,431,000
As a percent of Net Sales	34.0%	28.1%

•

Consolidated Gross Profit – The increase in gross profit as a percent of net sales was primarily due to improved raw material cost comparisons, previous customer price increases, favorable product mix and productivity gains from previously completed restructuring actions, partially offset by continuing restructuring charges and higher incentive compensation accruals. Restructuring charges of $22,280,000 or 0.8% of net sales and $15,694,000 or 0.5% of net sales were included in the 2009 and 2008 periods, respectively.

Operating Expenses*	2009	2008

Consolidated Operating Expenses	$687,960,000	$684,056,000
As a percent of Net Sales	23.9%	19.6%

*	Includes research and development, selling and administrative costs and amortization expense. For breakout see Consolidated Statements of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 0.6% to $687,960,000 in 2009 compared to the prior year. Operating expenses for 2009 included restructuring charges of $6,277,000 or 0.2% of net sales. Operating expenses for 2008 included restructuring charges of $7,489,000 or 0.2% of net sales and a pre-tax gain on the sale of a non-strategic specialty product line of $14,167,000 or 0.4% of net sales. The operating expense dollar increase is due to the 2008 gain on the sale of the specialty product line and higher 2009 incentive-based compensation accruals, partially offset by favorable effect of foreign currency exchange, benefits from previously completed restructuring actions and effective expense controls.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, consolidated operating expenses increased 4.3 percentage points from last year. The increase was primarily due to lower sales volume.

EBIT*	2009	2008

Coatings	$185,528,000	$188,267,000
As a percent of Net Sales	11.7%	9.2%
Paints	135,561,000	94,587,000
As a percent of Net Sales	12.6%	8.4%
All Other	(32,367,000)	3,588,000
As a percent of Net Sales	-14.5%	1.2%

Consolidated EBIT	$288,722,000	$286,442,000

As a percent of Net Sales	10.0%	8.2%

*	We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for 2009 increased $2,280,000 or 0.8% from the prior year. Consolidated EBIT included restructuring charges of $28,557,000 or 1.0% of net sales and $23,454,000 or 0.7% of net sales in the 2009 and 2008 periods, respectively. In addition, fiscal year 2008 included a $14,167,000 gain, or 0.4% of net sales, on the sale of a non-strategic specialty product line. For Consolidated EBIT, as well as EBIT of the segments discussed below, foreign currency fluctuation had no material effect.

•

Coatings Segment EBIT – EBIT included restructuring charges of $18,237,000 or 1.2% of net sales and $12,951,000 or 0.6% of net sales in the 2009 and 2008 periods, respectively. The increase in EBIT as a percent of net sales was driven primarily by improved raw material cost comparisons, previous customer price increases and productivity gains from previously completed restructuring actions, partially offset by lower sales volume and higher 2009 restructuring charges compared to 2008.

•

Paints Segment EBIT – EBIT included restructuring charges of $4,429,000 or 0.4% of net sales and $7,153,000 or 0.6% of net sales in the 2009 and 2008 periods, respectively. The increase in EBIT as a percent of net sales was driven primarily by improved raw material cost comparisons, previous customer price increases and productivity gains from previously completed restructuring actions.

•

All Other EBIT – All Other EBIT includes corporate expenses. EBIT included restructuring charges of $5,891,000 or 2.6% of net sales and $3,350,000 or 1.1% of net sales in the 2009 and 2008 periods, respectively. The 2008 period also included a pre-tax gain on the sale of a non-strategic specialty product line for $14,167,000, or 4.7% of net sales. The decrease in EBIT as a percent of net sales was driven primarily by the decline in net sales, higher incentive compensation accruals and the 2008 gain.

Interest Expense	2009	2008

Consolidated Interest Expense	$50,394,000	$57,745,000

•	Interest Expense – The 2009 decrease is primarily due to lower average debt levels and lower average interest rates.

Effective Tax Rate	2009	2008

Effective Tax Rate	32.8%	34.1%

•	Effective Tax Rate – The lower 2009 tax rate is due to favorable geographic mix of earnings and certain discrete items related to the accounting for uncertain tax positions.

Net Income	2009	2008	% Change

Consolidated Net Income	$160,153,000	$150,766,000	6.2%

OPERATIONS 2008 VS. 2007

Net Sales	2008	2007	% Change

Coatings	$2,053,747,000	$1,851,687,000	10.9%
Paints	1,127,073,000	1,088,819,000	3.5%
All Other	301,558,000	308,781,000	-2.3%

Consolidated Net Sales	$3,482,378,000	$3,249,287,000	7.2%

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

•

Consolidated Operating Expenses (dollars) – Operating expenses increased 3.3% to $684,056,000 in 2008 compared to the prior year. Operating expenses for 2008 included restructuring charges of $7,489,000 and a pre-tax gain on the sale of a non-strategic specialty product line of $14,167,000. The increase in operating expense in dollars is due to acquisitions, restructuring costs and increased incentive compensation, partially offset by a gain on the sale of a non-strategic specialty product line and expense controls.

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

Interest Expense	2008	2007

Consolidated Interest Expense	$57,745,000	$61,662,000

•	Interest Expense – The 2008 decrease is due primarily to lower average interest rates, partially offset by higher average debt levels.

Effective Tax Rate	2008	2007

Effective Tax Rate	34.1%	33.7%

•	Effective Tax Rate – The 2008 effective income tax rate reflects certain discrete items due to the accounting for uncertain tax positions.

Net Income	2008	2007	% Change

Consolidated Net Income	$150,766,000	$172,115,000	-12.4%

FINANCIAL CONDITION
Net cash provided by operations was $337,695,000 in 2009, compared to $264,450,000 in 2008 and $190,682,000 in 2007. The cash provided by operations in 2009 was primarily generated by net income, a decrease in accounts receivable, a decline in inventory and other current assets and the 2009 settlement of treasury lock contracts (see Note 6 in Notes to Consolidated Financial Statements for further details), partially offset by a decrease in other deferred liabilities and a reduction in income taxes payable. The decline of $40,530,000 in accounts receivable was primarily due to lower sales levels. The inventory and other current assets decrease of $38,076,000 was primarily due to proactive inventory management in response to lower sales levels. The $24,236,000 decrease in other deferred liabilities was primarily driven by the 2009 pension contributions (see Note 13 in Notes to Consolidated Financial Statements for further details). The $17,554,000 decrease in income taxes payable was due to timing of payments.

During 2009, cash provided by operations and $23,956,000 in proceeds from the sale of treasury stock were used to fund $60,116,000 in dividend payments, $57,897,000 in capital expenditures, $54,387,000 in share repurchases, $49,851,000 to reduce our bank borrowings, $45,047,000 to purchase the remaining Huarun Redeemable Stock and $4,818,000 to settle the remaining deferred liability for excess cash related to the Huarun Paints acquisition (for both Huarun related transactions, see Note 2 in Notes to Consolidated Financial Statements for further discussion). In 2009, our cash balance increased by $97,646,000.

Capital expenditures for property, plant and equipment were $57,897,000 in 2009, compared with $43,045,000 in 2008. We anticipate capital spending in fiscal 2010 to be approximately $80,000,000.

The ratio of total debt to capital decreased to 36.9% at the end of 2009 compared to 38.8% for 2008. Average debt outstanding during 2009 was $972,657,000 at a weighted average interest rate of 5.18% versus $1,087,279,000 at 5.31% last year. Interest expense for 2009 was $50,394,000 compared to $57,745,000 in 2008.

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our multi-currency credit facilities, senior notes, industrial development bonds, employee benefit plans, non-cancelable operating leases with initial or remaining terms in excess of one year, commodity purchase commitments and telecommunication commitments. Interest charges are variable and assumed at current rates.

The following table summarizes our fixed cash obligations as of October 30, 2009 for the fiscal years ending in October:

CONTRACTUAL CASH OBLIGATIONS

(Dollars in thousands)	2010	2011	2012	2013	2014	2015 and thereafter	Total

Notes & Interest to Banks	$9,414	$2,031	$61,946	$—	$—	$—	$73,391
Senior Notes & Interest	49,725	49,725	244,100	38,475	38,475	729,019	1,149,519
Industrial Development Bonds & Interest	65	65	65	65	65	12,542	12,867
Medical Retiree/SERP/Pension	1,781	1,944	2,044	2,040	2,038	16,410	26,257
Operating Leases	16,523	13,273	10,989	7,974	7,142	12,699	68,600
Commodity Purchase Commitments	4,149	—	—	—	—	—	4,149
Telecommunication Commitments	1,705	1,705	45	—	—	—	3,455

Total Contractual Cash Obligations	$83,362	$68,743	$319,189	$48,554	$47,720	$770,670	$1,338,238

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $33,397,000 as of October 30, 2009, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 10 in Notes to Consolidated Financial Statements.

During the third quarter of 2009, we issued $300,000,000 of unsecured, senior notes that mature on June 15, 2019 with a coupon rate of 7.25%. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds of $296,772,000 to repay our commercial paper borrowings and a portion of our borrowings under our existing bank credit facilities.

During the third quarter of 2009, we entered into a $465,000,000 unsecured committed revolving credit facility with a syndicate of banks expiring on June 30, 2012. The new credit facility replaced our $150,000,000 364-Day Credit Agreement that was due to mature in November 2009 and our $600,000,000 Five-Year Credit Agreement that was due to mature in October 2010, which were both terminated on June 26, 2009. During the fourth quarter of 2009, the new credit facility was expanded by $10,000,000 to a total facility size of $475,000,000. The credit facility is a backstop to our $350,000,000 U.S. Commercial Paper program established in 2006. We had notes to banks under this new facility totaling $50,000,000 at October 30, 2009. In connection with the new credit facility, we entered into a bi-lateral U.S. dollar equivalent $13,500,000 unsecured committed revolving credit facility, under which we had notes to banks totaling $10,593,000 at October, 30, 2009. The new credit facilities contain covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 30, 2009.

At October 30, 2009, we had unused lines of committed and uncommitted credit available from banks of $538,164,000.

We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected needs for financing. In the current market conditions, despite the prevailing credit crisis, we have demonstrated continued access to these markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

Our cash and cash equivalent balances consist of high quality short-term money market instruments and cash held by our international subsidiaries that are used to fund day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among many financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis.

Common stock dividends of $60,116,000 in 2009 represented a 7.6% increase over 2008. The dividend in 2009 was increased to $0.60 per share from $0.56 per share in 2008.

We have continuing authorization to purchase shares of our common stock at management’s discretion for general corporate purposes. Shares repurchased in 2009 were 2,000,000 shares totaling $54,387,000. Shares repurchased in 2008 were 1,850,000 shares totaling $39,675,000. We repurchased 2,596,300 shares totaling $71,840,000 in 2007. We retired 2,000,000 of those shares in 2007.

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

Revenue Recognition
Other than extended furniture protection plans, revenue from sales is recognized at the time of product delivery, passage of title, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. We sell extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claim payments over the contract period, and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified.

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

Goodwill for our five reporting units is reviewed for impairment at least annually using a two-step process (see Note 14 in Notes to Consolidated Financial Statements). In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

Management also reviews other intangible assets with finite lives for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of the finite-lived intangible assets exceeds the discounted cash flows resulting from the use and disposition of the asset, the carrying value is written down to fair value in the period identified. Indefinite-lived intangible assets are reviewed at least annually for impairment by calculating the fair value of the assets and comparing with their carrying value. In assessing fair value, management generally utilizes a relief from royalty method.

During the fourth quarters of 2009 and 2008, management completed the annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Additionally, in assessing goodwill impairment we considered the implied control premium and concluded it was reasonable based on other recent market transactions. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

The discount rate and sales growth assumptions are the two material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. We utilize a cash flow approach in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate and sales growth assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets have historically exceeded the carrying value of such reporting units or indefinite-lived intangible assets by a substantial amount. We perform a sensitivity analysis on the discount rate and revenue growth assumptions. Either the discount rate could increase by 10% of the discount rate utilized or the sales growth assumption could decline to a zero growth environment and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value. We do not have any reporting units that are at risk of failing step 1 of our goodwill impairment test. Also, we do not have any indefinite-lived intangible assets at risk of failing our impairment test. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill, see Note 8 in Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. We account for our defined benefit pension plans and post-retirement medical plans in accordance with GAAP, which requires the amount recognized in financial statements to be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,048,000 in 2009. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 13 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. These forward-looking statements are based on management’s current expectations, estimates, assumptions and beliefs concerning future events, conditions and financial performance. Forward-looking statements are necessarily subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement and may be identified by the use of words and phrases such as “expects,” “anticipates,” “believes,” “will,” “will likely result,” “will continue,” “plans to” and similar expressions. These uncertainties and other factors include, but are not limited to, changes in general economic conditions both domestic and international, including recessions and other external economic and political factors, which may adversely affect our business, the value of our investments, the financial stability of our customers and suppliers and our ability to obtain financing; dependence of internal earnings growth on economic conditions and growth in the domestic and international coatings industry; competitive factors including pricing pressure and product competition; risks related to any future acquisitions, including risks of adverse changes in the results of acquired businesses and the assumption of unforeseen liabilities; risks of disruptions in business resulting from the integration process and higher interest costs resulting from further borrowing for any such acquisitions; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; risks of disruptions in business resulting from our relationships with customers and suppliers; risks and uncertainties associated with operations and achievement of growth in developing markets, including China and Central and South America; unusual weather conditions adversely affecting sales; changes in raw materials pricing and availability; delays in passing along cost increases to customers; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; civil unrest and the outbreak of war and other significant national and international events; and other risks and uncertainties. The foregoing list is not exhaustive, and we disclaim any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are also subject to interest rate risk. At October 30, 2009, approximately 3% of our total debt consisted of floating rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect on October 30, 2009 would not have a material effect on our results of operations or financial position.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 30, 2009 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 30, 2009. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 30, 2009. That report is included herein.

William L. Mansfield
Chairman and Chief Executive Officer

Lori A. Walker
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Shareholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 30, 2009, and October 31, 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 30, 2009. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 30, 2009, and October 31, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13, Pension and Other Postretirement Benefits, to the consolidated financial statements, effective October 26, 2007, the Corporation adopted the recognition and disclosure provisions originally issued in Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”(codified primarily in FASB ASC 715). Also, effective October 30, 2009, the Corporation adopted the measurement provision originally issued in SFAS No. 158. In addition, as discussed in Note 10, Income Taxes, effective October 27, 2007, the Corporation adopted the provisions originally issued in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”(codified primarily in FASB ASC 740).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 18, 2009, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders
The Valspar Corporation

We have audited The Valspar Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of October 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A corporation’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the corporation are being made only in accordance with authorizations of management and directors of the corporation; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Valspar Corporation maintained, in all material respects, effective internal control over financial reporting as of October 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balances sheets as of October 30, 2009, and October 31, 2008, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 31, 2009, and our report dated December 18, 2009, expressed an unqualified opinion thereon.

Ernst & Young LLP

Minneapolis, Minnesota
December 18, 2009

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 30, 2009	October 31, 2008

Assets
Current Assets	Cash and cash equivalents	$187,719	$90,073
	Accounts and notes receivable, less allowances for doubtful accounts (2009 – $21,768; 2008 – $16,389)	518,188	565,237
	Inventories	238,449	271,423
	Deferred income taxes	34,479	31,989
	Prepaid expenses and other current assets	83,631	88,298

	Total Current Assets	1,062,466	1,047,020

Goodwill		1,337,997	1,352,813
Intangibles, net		629,923	619,468
Other Assets		4,192	7,123
Long Term Deferred Income Taxes		5,358	3,902
Property, Plant and Equipment	Land	35,815	34,978
	Buildings	339,219	328,552
	Machinery and equipment	710,113	672,930

	Gross Property, Plant and Equipment	1,085,147	1,036,460
	Less accumulated depreciation	(614,059)	(546,744)

	Net Property, Plant and Equipment	471,088	489,716

	Total Assets	$3,511,024	$3,520,042

Liabilities and Stockholders’ Equity
Current Liabilities	Notes payable and commercial paper	$7,278	$159,514
	Current portion of long-term debt	—	12
	Trade accounts payable	349,999	400,763
	Income taxes	4,762	29,156
	Accrued liabilities	349,440	290,898

	Total Current Liabilities	711,479	880,343

Long-Term Debt, net of current portion		873,095	763,129
Deferred Income Taxes		235,975	224,764
Deferred Liabilities		185,968	165,361

	Total Liabilities	2,006,517	2,033,597

Huarun Redeemable Stock		—	33,577
Stockholders’ Equity	Common stock (par value $0.50 per share); shares authorized 250,000,000; shares issued, including shares in treasury: (2009 – 118,442,624; 2008 – 118,442,624)	59,220	59,220
	Additional paid-in capital	353,086	331,083
	Retained earnings	1,269,738	1,180,011
	Accumulated other comprehensive income (loss)	67,997	90,036
	Less cost of common stock in treasury (2009 – 18,960,410; 2008 – 18,449,741)	(245,534)	(207,482)

	Total Stockholders’ Equity	1,504,507	1,452,868

	Total Liabilities and Stockholders’ Equity	$3,511,024	$3,520,042

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

For the Year Ended	October 30, 2009 (52 weeks)	October 31, 2008 (53 weeks)	October 26, 2007 (52 weeks)

Net Sales	$2,879,042	$3,482,378	$3,249,287
Cost of Sales	1,900,114	2,504,947	2,277,490

Gross Profit	978,928	977,431	971,797
Research and Development	91,303	96,552	90,322
Selling and Administrative	589,082	579,567	565,959
Amortization Expense	7,575	7,937	5,943

Income from Operations	290,968	293,375	309,573
Interest Expense	50,394	57,745	61,662
Other Expense (Income), net	2,246	6,933	(11,860)

Income before Income Taxes	238,328	228,697	259,771
Income Taxes	78,175	77,931	87,656

Net Income	$160,153	$150,766	$172,115

Huarun Redeemable Stock Accrual[1]	(9,954)	(12,195)	(18,619)

Net Income Available to Common Stockholders	$150,199	$138,571	$153,496

Net Income Per Common Share – Basic	$1.50	$1.39	$1.52
Net Income Per Common Share – Diluted	$1.49	$1.38	$1.50

1

Huarun Redeemable Stock accrual reduced basic and diluted earnings per share by $0.10 in 2009, $0.12 in 2008 and by $0.18 in 2007 as further described in Note 2 in Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 27, 2006	$60,220	$326,011	$1,007,225	$(177,477)	$24,084	$1,240,063

Net Income	—	—	172,115	—	—	172,115
Foreign Currency Translation	—	—	—	—	70,108	70,108
Minimum Pension Liability Adjustment, net of tax of $11,752	—	—	—	—	28,632	28,632
Net Unrealized Gain (Loss) on Financial Instruments, net of tax of $136	—	—	—	—	(217)	(217)

Comprehensive Income						$270,638

Cumulative effect of adopting SFAS 158 (FASB ASC Topic 715), net of tax of $16,710	—	—	—	—	(40,711)	(40,711)
Restricted Stock Granted for 4,286 Shares	—	46	—	70	—	116
Common Stock Options Exercised of 1,348,896 Shares	—	16,393	—	12,540	—	28,933
Purchase of Shares of Common Stock for Treasury of 596,300 Shares	—	—	—	(15,821)	—	(15,821)
Retirement of Common Stock of 2,000,000 Shares	(1,000)	(55,019)	—	—	—	(56,019)
Cash Dividends on Common Stock – $0.52 per Share	—	—	(52,670)	—	—	(52,670)
Stock Option Expense	—	11,575	—	—	—	11,575
Huarun Redeemable Stock Accrual	—	—	(18,619)	—	—	(18,619)
Huarun Minority Interest Shares (LTIP)	—	13,337	—	—	—	13,337
Other	—	—	—	—	(25)	(25)

Balance, October 26, 2007	$59,220	$312,343	$1,108,051	$(180,688)	$81,871	$1,380,797

Net Income	—	—	150,766	—	—	150,766
Foreign Currency Translation	—	—	—	—	8,184	8,184
Change in Unfunded Benefit Obligations, net of tax of $868	—	—	—	—	(419)	(419)
Net Unrealized Gain (Loss) on Financial Instruments, net of tax of $250	—	—	—	—	400	400

Comprehensive Income						$158,931

Restricted Stock Granted for 56,634 Shares	—	397	—	670	—	1,067
Common Stock Options Exercised of 1,179,702 Shares	—	9,103	—	12,211	—	21,314
Purchase of Shares of Common Stock for Treasury of 1,850,000 Shares	—	—	—	(39,675)	—	(39,675)
Cash Dividends on Common Stock – $0.56 per Share	—	—	(55,854)	—	—	(55,854)
Stock Option Expense	—	9,240	—	—	—	9,240
Huarun Redeemable Stock Accrual	—	—	(12,195)	—	—	(12,195)
Cumulative effect of adopting FIN 48 (FASB ASC Topic 740)	—	—	(10,757)	—	—	(10,757)

Balance, October 31, 2008	$59,220	$331,083	$1,180,011	$(207,482)	$90,036	$1,452,868

Net Income	—	—	160,153	—	—	160,153
Foreign Currency Translation	—	—	—	—	8,186	8,186
Change in Unfunded Benefit Obligations, net of tax of $20,915	—	—	—	—	(35,323)	(35,323)
Net Unrealized Gain (Loss) on Financial Instruments, net of tax of $3,191	—	—	—	—	5,098	5,098

Comprehensive Income						$138,114

Restricted Stock Granted for 112,990 Shares	—	837	—	1,272	—	2,109
Common Stock Options Exercised of 1,426,341 Shares	—	11,781	—	15,063	—	26,844
Purchase of Shares of Common Stock for Treasury of 2,000,000 Shares	—	—	—	(54,387)	—	(54,387)
Cash Dividends on Common Stock – $0.60 per Share	—	—	(60,116)	—	—	(60,116)
Stock Option Expense	—	9,385	—	—	—	9,385
Huarun Redeemable Stock Accrual	—	—	(9,954)	—	—	(9,954)
Pension Plans Measurement Date Change (see Note 13 in Notes to Consolidated Financial Statements)	—		(356)	—	—	(356)

Balance, October 30, 2009	$59,220	$353,086	$1,269,738	$(245,534)	$67,997	$1,504,507

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

For the Year Ended		October 30, 2009 (52 weeks)	October 31, 2008 (53 weeks)	October 26, 2007 (52 weeks)

Operating Activities	Net Income	$160,153	$150,766	$172,115
	Adjustments to Reconcile Net Income to Net Cash Provided by (used in) Operating Activities:
	Depreciation	75,287	72,894	65,868
	Amortization	7,575	7,937	5,943
	Deferred Income Taxes	18,397	(7,488)	2,827
	Net (Gain) Loss on Disposal of Assets	940	(7,916)	444
	Stock Option Expense	9,385	9,240	11,575
	Changes in Certain Assets and Liabilities, Net of Effects of Acquired Businesses:
	Decrease (Increase) in Accounts and Notes Receivable	40,530	(21,993)	(16,475)
	Decrease (Increase) in Inventories and Other Assets	38,076	15,684	22,096
	Increase (Decrease) in Trade Accounts Payable and Accrued Liabilities	15,507	33,528	(63,445)
	Increase (Decrease) in Income Taxes Payable	(17,554)	25,988	(15,521)
	Increase (Decrease) in Other Deferred Liabilities	(24,236)	(5,102)	333
	Settlement of Treasury Lock Contracts
	(see Note 6 in Notes to Consolidated Financial Statements for further details)	11,600	—	4,566
	Other	2,035	(9,088)	356

	Net Cash Provided by (Used in) Operating Activities	337,695	264,450	190,682

Investing Activities	Purchases of Property, Plant and Equipment	(57,897)	(43,045)	(76,940)
	Acquired Businesses (net of cash)	—	(64,647)	(171,008)
	Cash Proceeds on Disposal of Assets	581	38,210	1,712
	Purchase of Huarun Redeemable Stock	(45,047)	(21,501)	—

	Net Cash Provided by (Used in) Investing Activities	(102,363)	(90,983)	(246,236)

Financing Activities	Proceeds from Issuance of Senior Notes	296,772	—	347,200
	Payments on Senior Notes	—	(100,000)	(350,000)
	Net Change in Other Borrowings	(346,623)	18,104	163,376
	Proceeds from Sales of Treasury Stock	23,956	20,200	25,328
	Purchase of Shares of Common Stock for Treasury	(54,387)	(39,675)	(15,821)
	Retirement of Common Stock	—	—	(56,019)
	Excess Tax Benefit from Stock-Based Compensation	1,343	473	2,086
	Deferred Liability-Excess Cash – Huarun	(4,818)	(11,390)	(19,734)
	Dividends Paid	(60,116)	(55,854)	(52,670)

	Net Cash Provided by (Used in) Financing Activities	(143,873)	(168,142)	43,746

	Effect of Exchange Rates on Cash and Cash Equivalents	6,187	(200)	8,518

	Increase (Decrease) in Cash and Cash Equivalents	97,646	5,125	(3,290)

Cash and Cash Equivalents at Beginning of Year		90,073	84,948	88,238
Cash and Cash Equivalents at End of Year		$187,719	$90,073	$84,948

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2009, 2008 and 2007
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2009, 2008 and 2007 include 52, 53 and 52 weeks, respectively. Subsequent to October 30, 2009, we settled certain income tax audits that are expected to decrease our fiscal year 2010 effective income tax rate by approximately 1.0 to 1.5 percentage points. There were no other subsequent events that would require disclosure or adjustments to the accompanying consolidated financial statements through December 18, 2009, which is our Form 10-K filing date.

Codification: In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Topic 105, Generally Accepted Accounting Principles (Topic 105). This standard establishes the FASB Accounting Standards Codification (ASC) as the sole source of authoritative U.S. generally accepted accounting principles (GAAP). The ASC superseded all existing GAAP upon its effective date. Topic 105 was effective for interim or annual reporting periods ending after September 15, 2009, and therefore we have updated references to GAAP in our consolidated financial statements for the fiscal year ending on October 30, 2009. Adoption of this standard did not have an impact on consolidated net earnings, cash flows or financial position.

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

Estimates: The preparation of financial statements in conformity with United States GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of revenue deferred under extended furniture protection plans, the amount of supplier rebates earned, the amount of customer rebates owed, the amount to be paid for other liabilities, including contingent liabilities, assumptions around the valuation of Goodwill and Indefinite-Lived Intangible Assets, including impairment, our pension expense and pension funding requirements, and the computation of our income tax expense and liability. Actual results could differ from these estimates.

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

Cash Equivalents: We consider all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

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

Impairment of Long-Lived Tangible and Intangible Assets: We evaluate long-lived assets, including intangible assets with finite lives, for impairment at least annually. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. When reviewing for impairment, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally by discounting expected future cash flows.

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

We amortize intangibles with finite lives, which includes our patents and customer lists.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist of purchased technology, trademarks and trade names.

Goodwill for our five reporting units (see Note 14) is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference.

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

During the fourth quarters of 2009 and 2008, management completed the annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified.

Stock-Based Compensation: Our stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock. Options generally have a contractual term of 10 years, vest ratably over three or five years for employees and immediately upon grant for non-employee directors. Restricted shares vest after three or five years. We account for our stock based compensation using a fair value method. See Note 9 for additional information.

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

Advertising Costs: Advertising costs are expensed as incurred and totaled $82,096 (2.9% of net sales), $93,925 (2.7% of net sales) and $101,010 (3.1% of net sales) in 2009, 2008 and 2007, respectively.

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

Net Income Per Share: The following table reflects the components of common shares outstanding for the three most recent fiscal years:

	2009	2008	2007

Weighted-average common shares outstanding – basic	100,036,809	99,650,574	100,938,940
Dilutive effect of stock options and unvested restricted stock	884,642	675,675	1,678,238

Equivalent average common shares outstanding – diluted	100,921,451	100,326,249	102,617,178

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 5,248,594, 4,176,277 and 1,151,502 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2009, 2008 and 2007, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments: All financial instruments are held for purposes other than trading. See Note 6 for additional information.

Accumulated Other Comprehensive Income: Period end balances for accumulated other comprehensive income are comprised of the following:

	Year ended October 30, 2009	Year ended October 31, 2008	Year ended October 26, 2007

Foreign currency translation	$138,045	$129,859	$121,675
Pension and postretirement benefits, net	(77,679)	(42,356)	(41,937)
Net unrealized gain (loss) on financial instruments	7,631	2,533	2,133

Accumulated other comprehensive income (loss)	$67,997	$90,036	$81,871

Research and Development: Research and development is expensed as incurred.

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2009 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

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

In January 2007, we acquired from Tekno S.A. a majority of the voting shares of a coil coatings business in Brazil. Tekno’s revenue for 2006 was approximately $11,000. In the fourth quarter of fiscal year 2008, we acquired the remaining shares of this business and have accounted for this transaction as a purchase. The net assets and operating results have been included in our fiscal year 2008 financial statements from the date of acquisition.

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

Pro forma results of operations for the fiscal year 2008 and 2007 acquisitions and divestitures noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun Paints), one of China’s largest independent coatings companies, from Champion Regal Limited, a Hong Kong based investment company, and certain other stockholders. Huarun Paints is one of China’s leading domestic suppliers of wood and furniture coatings, and a supplier of architectural coatings. Huarun Paints sells its products primarily through an extensive network of distributors and retail paint stores throughout China. Huarun Paints’ revenue for fiscal year 2006 was approximately $200,000. The cash purchase price was approximately $290,386. The net assets and operating results have been included in our financial statements from the date of acquisition. Goodwill has been allocated to the Paints (approximately 60%) and Coatings (approximately 40%) segments. The pro forma results of operations for this acquisition have not been presented, as the impact on reported results is not material.

Certain of the shares not purchased by us at the closing were subject to various put and call rights. The put and call rights are classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock, reducing the balance to zero. Acquisition accounting was applied upon the acquisition of the shares in 2009 and 2008.

The Huarun Redeemable Stock was accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $9,954, $12,195 and $18,619 during 2009, 2008 and 2007, respectively. This accrual reduced basic and diluted income per common share available to common stockholders by $0.10, $0.12 and $0.18 for 2009, 2008 and 2007, respectively.

Certain other Huarun shares were awarded by Huarun prior to the acquisition closing. The pre-acquisition share awards are classified as equity awards as there is no obligation to purchase the shares, and if we were to purchase the shares, we would purchase the shares at fair market value.

The terms of the acquisition also required us to pay to Champion Regal and certain other stockholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability was to be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash of $34,370 was recorded as a deferred liability under purchase accounting. We made a payment of $4,818 plus accrued interest during the first quarter of 2009 to reduce this liability to zero. During fiscal years 2008 and 2007, we paid $11,390 and $19,734 plus interest, respectively. The total payments, excluding interest, of $35,942 included $1,572 of unfavorable foreign currency exchange.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2009	2008

Manufactured products	$134,535	$153,325
Raw materials, supplies and work-in-progress	103,914	118,098

	$238,449	$271,423

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $122,551 at October 30, 2009 and $130,619 at October 31, 2008, approximately $53,426 and $82,471 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $26,689 and $33,146 of issued checks, which had not cleared our bank accounts as of October 30, 2009 and October 31, 2008, respectively.

Accrued liabilities include the following:

	2009	2008

Employee compensation	$117,080	$85,514
Uninsured loss reserves and deferred revenue	63,476	60,687
Customer volume rebates and incentives	53,018	45,691
Contribution to employees’ retirement trusts	21,592	17,455
Interest	20,372	12,816
Taxes, insurance, professional fees and services	21,455	18,956
Advertising and promotions	23,529	17,153
Restructuring	6,144	11,387
Deferred tax liability	2,155	2,117
Other	20,619	19,122

	$349,440	$290,898

NOTE 5 – DEBT AND CREDIT ARRANGEMENTS

Our debt consists of the following:

	2009	2008

Commercial paper	$—	$148,325
Short-term bank lines of credit (weighted average interest rate of 5.70% at October 30, 2009)	7,278	11,189
Current portion of long-term debt	—	12

Total Short-term Borrowings	$7,278	$159,526

Notes to banks (2.75% – 6.19% at October 30, 2009)	$60,593	$250,627
Senior notes
Due 2012 at 5.625%	200,000	200,000
Due 2015 at 5.10%	150,000	150,000
Due 2017 at 6.05%	150,000	150,000
Due 2019 at 7.25%	300,000	—
Industrial development bonds (0.52% at October 30, 2009 payable in 2015)	12,502	12,502

Total Long-term Debt, net of current portion	$873,095	$763,129

Total Debt	$880,373	$922,655

During the third quarter of 2009, we entered into a $465,000 unsecured committed revolving credit facility with a syndicate of banks expiring on June 30, 2012. The new credit facility replaced our $150,000 364-Day Credit Agreement that was due to mature in November 2009 and our $600,000 Five-Year Credit Agreement that was due to mature in October 2010, which were both terminated on June 26, 2009. During the fourth quarter of 2009, the new credit facility was expanded by $10,000 to a total facility size of $475,000. The credit facility is a backstop to our $350,000 U.S. Commercial Paper program established in 2006. We had notes to banks under this new facility totaling $50,000 at October 30, 2009. In connection with the new credit facility we entered into a bi-lateral U.S. dollar equivalent $13,500 unsecured committed revolving credit facility, under which we had notes to banks totaling $10,593 at October, 30, 2009. We had $150,000 and $100,627 outstanding as of October 31, 2008 under the replaced $150,000 364-Day Credit Agreement and $600,000 Five-Year Credit Agreement, respectively. Under our $350,000 U.S. Commercial Paper program, we had $0 and $148,325 outstanding as of October 30, 2009 and October 31, 2008, respectively. The weighted average interest rate on the commercial paper borrowings was 3.81% for 2008.

The new credit facilities contain covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 30, 2009.

Under other short-term bank lines of credit around the world, we may borrow up to $117,535 on such terms as the banks and we may mutually agree. Borrowings under these facilities totaled $7,278 and $11,189 at October 30, 2009 and October 31, 2008, respectively. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 5.70% for 2009, 5.88% in 2008 and 6.16% in 2007.

During the third quarter of 2009, we issued $300,000 of unsecured, senior notes that mature on June 15, 2019 with a coupon rate of 7.25%. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds of $296,772 to repay our commercial paper borrowings and a portion of our borrowings under our existing bank credit facilities.

The future maturities of long-term debt are as follows:

Maturities

2010	$—
2011	—
2012	260,593
2013	—
2014	—
Thereafter	612,502

To ensure availability of funds, we maintain bank credit lines sufficient to cover outstanding short-term borrowings. Our available liquidity under the short-term bank lines and revolving credit facilities was $606,035 with outstanding borrowings of $67,871 at October 30, 2009. We had unused lines of credit under the short-term bank lines and revolving credit facilities of $538,164 at October 30, 2009 and $528,396 at October 31, 2008.

Interest paid during 2009, 2008 and 2007 was $42,648, $61,485 and $61,582, respectively.

The table below summarizes the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities.

	October 30, 2009

	Balance Sheet (carrying value)	Fair Market Value

Publicly traded debt	$800,000	$867,942
Non-publicly traded debt	80,373	77,676

Total debt	$880,373	$945,618

	October 31, 2008

	Balance Sheet (carrying value)	Fair Market Value

Publicly traded debt	$500,000	$410,170
Non-publicly traded debt	422,655	418,080

Total debt	$922,655	$828,250

We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

NOTE 6 – FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments and money market funds with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

In March 2008, the Financial Accounting Standards Board (“FASB”) expanded the disclosure requirements for financial instruments. The expanded disclosures include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value gains and losses on derivative instruments and their location in the financial statements and disclosures about credit-risk-related contingent features in derivative agreements. We do not have any credit-risk-related contingent features in our derivative contracts as of October 30, 2009. These additional disclosures are required for financial statements issued for fiscal periods beginning after November 15, 2008.

In September 2006, the FASB issued new fair value and disclosure requirements that defined fair value, established a framework in GAAP for measuring fair value and expanded disclosures about fair value measurements. The changes did not increase the required use of fair value measurement in the financial statements. The requirements are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and will be effective for nonfinancial assets and liabilities for years beginning after November 15, 2008, which is our fiscal year 2010.

During the first quarter of 2009, we adopted the fair value disclosure requirements for our financial assets and liabilities. Our financial assets subject to fair value measurement disclosures consist of money market funds that are included in our cash and cash equivalents balance as of October 30, 2009, with a fair value of $74,119. These assets have observable prices that are quoted on an active exchange and are therefore classified as Level 1 inputs under the fair value hierarchy. The carrying value of the money market funds approximates fair value, as the maturities are less than three months. Our financial liabilities subject to fair value measurement rules consist of interest rate swaps and forward foreign currency exchange contracts (foreign currency contracts) with fair values totaling $1,476 and $170, respectively. The interest rate swaps and foreign currency contracts have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the fair value hierarchy.

At October 30, 2009, we had an aggregate $50,000 of notional amount interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal 2011. The interest rate swap contracts are reflected at fair value in the consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps recognized in interest expense for the year ended October 30, 2009. We had $100,000 of notional amount interest rate swap contracts in place as of October 31, 2008. There was an immaterial amount of ineffectiveness for these swaps recognized in interest expense for the year ended October 31, 2008.

During the third quarter of 2009, we terminated $50,000 notional amount of interest rate swap contracts yielding a pretax loss of $1,667. The contracts had been designated as cash flow hedges to pay fixed rates of interest and receive a floating interest rate based on LIBOR. The interest rate swap contracts were terminated as a result of the repayment of the hedged LIBOR based borrowings. The loss is reflected as an increase to interest expense in our statement of income.

At October 30, 2009, we had $8,665 notional amount of foreign currency contracts maturing during fiscal year 2010. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. At October 31, 2008, we had $6,757 notional amount of foreign currency contracts maturing during fiscal year 2009. There was no ineffectiveness for these hedges during 2009 or 2008.

At October 30, 2009 and October 31, 2008 we had no treasury lock contracts in place. During the third quarter of 2009, we terminated $150,000 of treasury lock contracts as a result of the third quarter senior note issuance, yielding a pretax gain of $11,600. This gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of October 30, 2009 and will be reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt.

The following table shows the balance sheet classifications and fair values of our derivative instruments as of October 30, 2009.

Derivative Balance Sheet Location as of October 30, 2009

	Balance Sheet Classification	Fair Value

Liability derivatives
Derivatives designated as hedges:
Foreign currency contracts	Accrued liabilities	$170
Interest rate swap contracts	Deferred liabilities	1,476

Total liability derivatives		$1,646

The gain (loss) on our derivative instruments for the year ended October 30, 2009 was as follows:

Derivative Gains and Losses for the Fiscal Year ended October 30, 2009

	Amount of Gain (Loss) Recognized in AOCI*	Statement of Income Classification	Gain (Loss) in Income**

Derivatives designated as cash flow hedges
Foreign currency contracts	$(44)	Other income / (expense), net	$1,031
Interest rate swap contracts	(908)	Interest expense	(3,395)

Total derivatives designated as cash flow hedges	$(952)		$(2,364)

*	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section called Other and is reported net of tax

**	Amounts reported are pretax

Additionally, as of October 30, 2009, the AOCI balance included a net unrealized after-tax gain of $8,583 that resulted from treasury lock contracts that have been settled. The gain is recognized as a benefit to interest expense over the life of the issued debt, which resulted in a pretax benefit of $887 for the year ended October 30, 2009.

NOTE 7 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

We are required to disclose information about certain guarantees and contractual obligations in our periodic financial statements. We do not have any guarantees that require recognition at fair value.

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

Changes in the recorded amounts, both short and long-term, during the period are as follows:

Balance, October 27, 2006	$87,287

Change in accrual from previous fiscal year	(1,280)
Additional net deferred revenue/accrual made during the period	16,118
Payments made during the period	(16,983)

Balance, October 26, 2007	$85,142

Change in accrual from previous fiscal year	—
Additional net deferred revenue/accrual made during the period	5,311
Payments made during the period	(12,460)

Balance, October 31, 2008	$77,993

Change in accrual from previous fiscal year	—
Additional net deferred revenue/accrual made during the period	(699)
Payments made during the period	(6,791)

Balance, October 30, 2009	$70,503

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 30, 2009 and October 31, 2008 are as follows:

	Coatings	Paints	Other	Total

Balance, October 26, 2007	$1,051,908	$222,136	$24,907	$1,298,951

Goodwill acquired (disposed/adjusted)	48,775	2,794	—	51,569
Currency translation gain (loss)	(4,440)	9,494	(2,761)	2,293

Balance, October 31, 2008	$1,096,243	$234,424	$22,146	$1,352,813

Goodwill acquired (disposed/adjusted)	(16,622)	(1,102)	—	(17,724)
Currency translation gain (loss)	(159)	1,482	1,585	2,908

Balance, October 30, 2009	$1,079,462	$234,804	$23,731	$1,337,997

Information regarding our other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net

Balance, October 31, 2008
Customer Lists	40 years	$277,193	$(35,121)	$242,072
Technology	Indefinite	200,834	—	200,834
Trademarks	Indefinite	175,665	—	175,665
Other	10 years	11,523	(10,626)	897

		$665,215	$(45,747)	$619,468

Balance, October 30, 2009
Customer Lists	40 years	$280,728	$(42,219)	$238,509
Technology	Indefinite	204,144	—	204,144
Trademarks	Indefinite	186,835	—	186,835
Other	10 years	11,538	(11,103)	435

		$683,245	$(53,322)	$629,923

The balance as of October 30, 2009 reflects the final purchase price allocation related to the acquisition of Aries ($17,252 was reclassified from goodwill to other intangible assets, pretax). The balance as of October 31, 2008 reflects the final purchase price allocation related to the acquisition of TNC ($18,621 was reclassified from goodwill to other intangible assets, pretax).

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the Customer List and Other categories were 34 years and 5 years, respectively.

Total amortization expense was $7,575, $7,937 and $5,943 in 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of October 30, 2009 was approximately $7,500 annually.

NOTE 9 – STOCK-BASED COMPENSATION

Until February 2009, we had stock-based compensation plans comprised of stock options and restricted stock, which could be granted to officers, employees, non-employee directors and consultants. In February 2009, stockholders approved a new equity compensation plan, the 2009 Omnibus Equity Plan (Omnibus Plan). The new plan resulted in one pool of reserved shares that will be used for equity grants, totaling 5,229,684 shares, equal to the total reserved shares remaining under the previous equity compensation plans at the time the Omnibus Plan was approved. Under the new plan, equity compensation awarded through restricted stock reduces the pool of reserved shares at a multiple of 2.53 times the actual number of shares awarded. Stock option awards reduce the reserved shares pool at a rate equal to the number of options granted. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years. The table below summarizes the stock option and restricted stock activity for the three years ended October 30, 2009.

	Shares Reserved			Shares Outstanding

	Total	Stock Options	Restricted Stock	Total	Stock Options	Restricted Stock

Balance, October 27, 2006	7,562,143	5,275,255	2,286,888	12,420,104	12,045,507	374,597
Granted	(1,424,816)	(1,396,250)	(28,566)	1,424,816	1,396,250	28,566
Exercised / Vested	—	—	—	(1,432,197)	(1,348,896)	(83,301)
Canceled / Forfeited	243,337	219,057	24,280	(243,337)	(219,057)	(24,280)

Balance, October 26, 2007	6,380,664	4,098,062	2,282,602	12,169,386	11,873,804	295,582
Granted	(1,987,227)	(1,900,734)	(86,493)	1,987,227	1,900,734	86,493
Exercised / Vested	—	—	—	(1,284,179)	(1,179,702)	(104,477)
Canceled / Forfeited	612,977	583,118	29,859	(612,977)	(583,118)	(29,859)

Balance, October 31, 2008	5,006,414	2,780,446	2,225,968	12,259,457	12,011,718	247,739
Granted	(1,908,442)	(1,776,650)	(131,792)	1,889,640	1,776,650	112,990
Exercised / Vested	—	—	—	(1,527,900)	(1,426,341)	(101,559)
Canceled / Forfeited	384,590	384,590	—	(384,590)	(384,590)	—

Balance, October 30, 2009	3,482,562	1,388,386	2,094,176	12,236,607	11,977,437	259,170
Exercisable				8,576,291	8,576,291	N/A

Stock Options: Total stock-based compensation expense included in our Consolidated Statements of Income in fiscal 2009, 2008 and 2007 was $9,385 ($5,997 net of tax), $9,240 ($5,899 net of tax) and $11,575 ($7,324 net of tax), respectively. Awards to retirement-eligible employees are expensed at the grant date.

As of October 30, 2009, there was $11,338 of total unrecognized before-tax compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 2.3 years.

Stock option activity for the three years ended October 30, 2009 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance, October 27, 2006	12,045,507	$20.50	6.2 years	$74,535
Granted	1,396,250	25.56
Exercised	(1,348,896)	18.78		12,921
Canceled	(219,057)	25.09

Balance, October 26, 2007	11,873,804	$21.21	5.9 years	$44,605
Granted	1,900,734	18.62
Exercised	(1,179,702)	17.12		6,514
Canceled	(583,118)	24.14

Balance, October 31, 2008	12,011,718	$21.06	5.9 years	$17,036
Granted	1,776,650	26.34
Exercised	(1,426,341)	17.55		10,140
Canceled	(384,590)	20.75

Balance, October 30, 2009	11,977,437	$22.27	6.1 years	$41,073

Exercisable	8,576,291	21.69	4.9 years	33,314

Options exercisable of 8,936,910 at October 31, 2008 and 9,145,993 at October 26, 2007 had weighted average exercise prices of $20.82 and $19.99, respectively.

The total intrinsic value at October 30, 2009 is based on our closing stock price on the last trading day of the year for in-the-money options. The exercise prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	2009	2008	2007

Expected dividend yield	2.3%	3.0%	2.0%
Expected stock price volatility	30.0%	27.9%	21.6%
Risk-free interest rate	2.9%	3.4%	4.3%
Expected life of options	6 years	6 years	6 years
Weighted average fair value on the date of grant	$ 6.89	$ 4.29	$ 5.95

Restricted Stock – We grant restricted stock to certain employees through our Omnibus Plan. Previously, we granted restricted stock to certain employees through share reserves under our Key Employee Bonus Plan and our Stock Incentive Plan. In February 2009, the share reserves under the Omnibus Plan replaced those reserves.

The following table sets forth a reconciliation of restricted shares for the three years ended October 30, 2009.

	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Balance, October 27, 2006	374,597	$25.14	$9,979
Granted	28,566	26.30	751
Vested	(83,301)	24.57	2,389
Forfeited	(24,280)	26.20	(636)

Balance, October 26, 2007	295,582	$25.32	$7,262
Granted	86,493	21.34	1,845
Vested	(104,477)	23.91	2,138
Forfeited	(29,859)	26.10	(779)

Balance, October 31, 2008	247,739	$24.44	$5,066
Granted	112,990	18.66	2,109
Vested	(101,559)	24.35	1,902
Forfeited	—	—	—

Balance, October 30, 2009	259,170	$21.95	$6,575

NOTE 10 – INCOME TAXES

Income before income taxes consisted of the following:

Year Ended	2009	2008	2007

Domestic	$163,737	$161,556	$190,598
Foreign	74,591	67,141	69,173

	$238,328	$228,697	$259,771

Significant components of the provision for income taxes are as follows:

	2009	2008	2007

Current
Federal	$34,038	$53,256	$61,183
State	3,682	6,927	5,732
Foreign	22,058	25,236	15,695

Total Current	59,778	85,419	82,610

Deferred
Federal	12,618	(2,556)	232
State	2,576	(777)	(6)
Foreign	3,203	(4,155)	4,820

Total Deferred	18,397	(7,488)	5,046

Total Income Taxes	$78,175	$77,931	$87,656

Significant components of our deferred tax assets and liabilities are as follows:

	2009	2008	2007

Deferred tax assets:
Product liability accruals	$4,456	$4,690	$4,476
Insurance accruals	3,630	3,431	3,387
Deferred compensation	21,805	18,857	17,418
Deferred revenue	11,226	11,819	10,451
Workers’ compensation accruals	1,460	1,465	1,508
Employee compensation accruals	3,260	3,054	6,634
Pension	24,908	11,502	3,775
Other	49,414	51,901	27,003

Total deferred tax assets	120,159	106,719	74,652

Deferred tax liabilities:
Tax in excess of book depreciation	(43,606)	(34,057)	(34,263)
Amortization	(251,592)	(242,009)	(232,100)
Other	(23,254)	(21,643)	(20,775)

Total deferred tax liabilities	(318,452)	(297,709)	(287,138)

Net deferred tax liabilities	$(198,293)	$(190,990)	$(212,486)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2009	2008	2007

Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.7%	2.2%	1.5%
Non-U.S. taxes	(1.2%)	(1.7%)	(1.7%)
Other	(2.7%)	(1.4%)	(1.1%)

	32.8%	34.1%	33.7%

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $296,337 at October 30, 2009. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2009, 2008 and 2007 were $78,946, $58,755 and $105,084, respectively.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being realized and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for uncertain tax positions after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

We adopted the amended provisions of ASC Topic 740, Income Taxes, at the beginning of fiscal year 2008, on October 27, 2007. As a result of the adoption, we recorded a cumulative effect adjustment of $10,757, increasing our liability for unrecognized tax benefits, interest and penalties and reducing the October 27, 2007 retained earnings balance.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) for fiscal year 2008 and 2009 is as follows:

Gross unrecognized tax benefits at October 27, 2007	$47,504

Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(799)
Increases in tax positions for current year	3,222
Settlements	—
Lapse in statute of limitations	(5,130)

Gross unrecognized tax benefits at October 31, 2008	$44,797

Increases in tax positions for prior years	170
Decreases in tax positions for prior years	(7,176)
Increases in tax positions for current year	2,649
Settlements	(388)
Lapse in statute of limitations	(6,655)

Gross unrecognized tax benefits at October 30, 2009	$33,397

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had recognized accrued interest and penalties relating to unrecognized tax benefits of $13,196 and $12,397 as of October 30, 2009 and October 31, 2008 respectively. The gross amount of interest and penalties included in tax expense for the year ended October 30, 2009 was $799.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $29,907 and $31,977 as of October 30, 2009 and October 31, 2008 respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2004 and 2005 in April 2008. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 11 – LEASING ARRANGEMENTS

We have operating lease commitments outstanding at October 30, 2009, for plant and warehouse equipment, office and warehouse space and automobiles. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments

2010	$16,523
2011	13,273
2012	10,989
2013	7,974
2014	7,142
2015 and beyond	12,699

$68,600

Rent expense for operating leases was $22,885 in 2009, $24,604 in 2008 and $22,597 in 2007.

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

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum match of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. Employees that are not eligible for the Savings and Retirement Plan have the option to participate in the 401(k) Employee Stock Ownership Plan. We match employee contributions (up to a maximum match of 3% of employees’ compensation), and based on our financial performance there is a discretionary match that can range from 0-3%. Contributions to the Plans totaled $28,517, $23,855, and $21,490, for 2009, 2008 and 2007, respectively.

Executive Retirement Plans: We have a limited number of Supplemental Executive Retirement Plans (SERPs) to provide designated executives with retirement, death and disability benefits. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.

Pension and Post-Retirement Medical Plans: We also sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2009, we made discretionary contributions of approximately $21,992 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 29, 2010, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $1,700.

Effective for our fiscal year ending October 30, 2009, we have adopted all provisions related to the accounting and disclosure for employers’ defined benefit pension and other post retirement plans. We adopted the recognition and disclosure provisions in fiscal year 2007. In fiscal year 2009, we were required to measure the plans’ assets and obligations that determine our funded status as of the end of our fiscal year. Previously our measurement date was July 31. We elected to use the Alternate method to transition to the new measurement date. Under this method, the expense is calculated based on a 15-month period from July 31, 2008 to October 30, 2009 and is prorated to assign costs to the three-month adjustment period (adjustment to retained earnings) and the twelve-month period, which is our fiscal year 2009 expense. The adoption of this requirement did not have a material effect on our 2009 financial condition or results of operations.

The cost of pension and post-retirement medical benefits is as follows:

	Pension

Net Periodic Benefit Cost	2009	2008	2007

Service cost	$2,748	$3,774	$3,593
Interest cost	13,356	13,447	12,697
Expected return on plan assets	(15,487)	(15,670)	(14,969)
Amortization of transition asset obligation	—	(34)	(125)
Amortization of prior service cost	617	733	673
Recognized actuarial loss	2,043	3,033	3,511
Settlement loss	2,102	—	—
Curtailment	(740)	(33)	—

Net periodic benefit cost	$4,639	$5,250	$5,380

	Post-Retirement Medical

Net Periodic Benefit Cost	2009	2008	2007

Service cost	$283	$1,168	$819
Interest cost	599	928	715
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(3,786)	(82)	(128)
Recognized actuarial loss	3,215	388	253

Net periodic benefit cost	$311	$2,402	$1,659

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

	Pension		Post-Retirement Medical

Change in Benefit Obligation	2009	2008	2009	2008

Benefit obligation beginning of year	$209,848	$226,044	$9,324	$15,272
Service cost	2,748	3,774	283	1,168
Interest cost	13,356	13,447	599	928
Plan participants’ contributions	485	527	—	—
Plan amendments	136	455	—	(7,797)
Actuarial loss (gain)	28,651	(17,921)	1,262	1,240
Benefits paid	(15,196)	(10,733)	(1,501)	(1,487)
Currency impact	(2,383)	(5,745)	—	—
Settlement loss	549	—	—	—
Curtailment	(995)	—	—	—
Change in measurement date	861	—	608	—

Benefit obligation at end of year	$238,060	$209,848	$10,575	$9,324

	Pension		Post-Retirement Medical

Change in Plan Assets	2009	2008	2009	2008

Fair value of plan assets at beginning of year	$176,393	$204,121	$—	$—
Actual return on plan assets	(16,932)	(14,648)	—	—
Employer contributions	21,992	2,613	1,501	1,487
Plan participants’ contributions	485	527	—	—
Benefit payments	(15,196)	(10,733)	(1,501)	(1,487)
Currency impact	(2,959)	(5,487)	—	—
Change in measurement date	3,430	—	—	—

Fair value of assets at end of year	$167,213	$176,393	$—	$—

	Pension		Post-Retirement Medical

Funded Status	2009	2008	2009	2008

Projected benefit obligation	$(238,060)	$(209,848)	$(10,575)	$(9,324)
Plan assets at fair value	167,213	176,393	—	—
Company contributions after measurement date	—	167	—	—
Benefits paid after measurement date	—	65	—	—

Net funded status – over (under)	$(70,847)	$(33,223)	$(10,575)	$(9,324)

Funded status – overfunded plans	$—	$—	$—	$—
Funded status – underfunded plans	(70,847)	(33,223)	(10,575)	(9,324)

	Pension		Post-Retirement Medical

Amounts Recognized in Balance Sheet:	2009	2008	2009	2008

Noncurrent assets	$—	$—	$—	$—
Current liabilities	(461)	(505)	(1,075)	(866)
Noncurrent liabilities	(70,386)	(32,718)	(9,500)	(8,458)

	Pension		Post-Retirement Medical

Amounts in Accumulated Other Comprehensive Income:	2009	2008	2009	2008

Net (gain) / loss	$117,883	$63,711	$5,465	$7,363
Net prior service cost (credit)	4,387	5,156	(3,694)	(8,427)
Net transition obligation / (asset)	—	—	—	—

Other comprehensive income – total	122,270	68,867	1,771	(1,064)

	Pension		Post-Retirement Medical

Amortization Expense Expected to be Recognized During Next Fiscal Year	2009	2008	2009	2008

Prior service cost (credits)	$456	$615	$(2,872)	$(3,786)
Net loss	4,927	2,048	2,629	3,215
Transition obligation (asset)	—	—	—	—

Our pension and post-retirement medical plans with accumulated benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2009	2008	2009	2008

Projected /accumulated post-retirement benefit obligation	$238,060	$177,658	$10,575	$9,324
Accumulated benefit obligation	230,444	170,228	N/A	N/A
Fair value of plan assets	167,213	144,443	—	—

Our pension plans with projected benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2009	2008	2009	2008

Projected benefit obligation	$238,060	$209,848	N/A	N/A
Accumulated benefit obligation	230,444	201,344	N/A	N/A
Fair value of plan assets	167,213	176,393	N/A	N/A

We did not have any pension plans with projected benefit obligations less than Plan Assets as of October 30, 2009 or October 31, 2008.

Actuarial Assumptions: We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country with requirements that may have an impact on the cost of providing retirement benefits.

	Pension		Post-Retirement Medical

Assumption ranges used in net periodic benefit cost	2009	2008	2009	2008

Discount rate	6.00% – 7.00%	5.25% – 6.50%	6.75%	6.25%
Expected long-term return on plan assets	6.50% – 8.50%	5.75% – 8.50%	N/A	N/A
Average increase in compensation	2.25% – 4.25%	2.25% – 4.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	8.00%	9.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	3 Years	4 Years

	Pension		Post-Retirement Medical

Assumption ranges used to determine benefit obligation:	2009	2008	2009	2008

Discount rate	5.50% – 6.75%	6.00% – 7.00%	4.75%	6.75%
Rate of compensation increase	2.25% – 4.00%	2.25% – 4.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	8.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	2 Years	3 Years

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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans

Asset Allocation	2009	2008	Target Allocation

Equity securities	57%	58%	50 – 60%
Debt securities	39%	39%	40 – 50%
Other	4%	3%	0%

Total	100%	100%	100%

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical

2010	$11,617	$1,100
2011	11,797	1,268
2012	12,110	1,322
2013	12,438	1,316
2014	12,887	1,254
2015 – 2019	71,390	3,780

	$132,239	$10,040

NOTE 14 – SEGMENT INFORMATION

Based on the nature of our products, technology, manufacturing processes, customers and regulatory environment, we aggregate our operating segments into two reportable segments: Coatings and Paints. We are required to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

The Coatings segment aggregates our industrial and packaging product lines. Industrial products include a broad range of decorative and protective coatings for metal, wood and plastic. Packaging products include both interior and exterior coatings used in metal packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1. Comparative segment data for fiscal years 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Net Sales:
Coatings	$1,582,786	$2,053,747	$1,851,687
Paints	1,072,372	1,127,073	1,088,819
All Other	316,251	404,721	421,382
Less Intersegment sales	(92,367)	(103,163)	(112,601)

	$2,879,042	$3,482,378	$3,249,287

	2009	2008	2007

EBIT:
Coatings	$185,528	$188,267	$198,073
Paints	135,561	94,587	105,947
All Other	(32,367)	3,588	17,413

Total EBIT	$288,722	$286,442	$321,433

Interest Expense	$50,394	$57,745	$61,662

Income before Income Taxes	$238,328	$228,697	$259,771

	2009	2008	2007

Depreciation and Amortization:
Coatings	$45,439	$46,715	$39,427
Paints	18,566	16,891	15,660
All Other	18,857	17,225	16,724

	$82,862	$80,831	$71,811

	2009	2008	2007

Identifiable Assets:
Coatings	$2,293,130	$2,379,946	$2,337,518
Paints	818,732	847,285	764,051
All Other *	399,162	292,811	350,712

	$3,511,024	$3,520,042	$3,452,281

*Includes our consolidated cash and cash equivalent balances

	2009	2008	2007

Capital Expenditures:
Coatings	$25,761	$24,059	$46,348
Paints	8,047	6,338	15,643
All Other	24,089	12,648	14,949

	$57,897	$43,045	$76,940

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

	2009	2008	2007

Net Sales – External:
United States	$1,790,084	$2,067,337	$2,053,810
China	328,634	381,419	328,750
Other Countries	760,324	1,033,622	866,727

	$2,879,042	$3,482,378	$3,249,287

	2009	2008	2007

Long-lived Assets:
United States	$1,513,885	$1,531,575	$1,559,735
China	459,004	462,318	423,111
Other Countries	466,119	468,104	421,150

	$2,439,008	$2,461,997	$2,403,996

We have one significant customer in the Paints segment whose net sales ranged from 16.0% to 20.1% of total sales over the last three years.

NOTE 15 – RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. During the first quarter of 2009, we expanded these restructuring activities. We expect the total restructuring cost to be $0.35 to $0.38 per share after tax. The restructuring activities in 2009 resulted in pre-tax charges of $28,557 or $0.18 per share after tax. The restructuring activities in 2008 resulted in pre-tax charges of $23,454 or $0.16 per share after tax. The remaining restructuring charges to be incurred in 2010 are primarily in the Coatings and Paints segments. We plan to pay the remaining restructuring liabilities by the middle of fiscal year 2010.

The restructuring initiatives included plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and the exit of non-strategic product lines in certain geographies. We have reduced manufacturing capacity and our overall global head-count to lower our costs in light of challenging global economic conditions.

The following net restructuring and impairment charges by segment were recorded in 2009 and 2008:

Year Ended October 30, 2009

	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 10/30/2009

Coatings
Severance and employee benefits	$7,842	$12,339	$(18,487)	$1,694
Asset impairments	—	3,417	(3,417)	—
Exit costs (consulting/site clean-up)	423	2,010	(1,421)	1,012
Contract term costs (leases)	—	471	(471)	—

Total Coatings	8,265	18,237	(23,796)	2,706

Paints
Severance and employee benefits	—	1,374	(547)	827
Asset impairments	—	1,935	(1,935)	—
Exit costs (consulting/site clean-up)	2,252	1,120	(816)	2,556
Contract term costs (leases)	—	—	—	—

Total Paints	2,252	4,429	(3,298)	3,383

All Other
Severance and employee benefits	806	615	(1,366)	55
Asset impairments	—	3,647	(3,647)	—
Exit costs (consulting/site clean-up)	64	1,568	(1,632)	—
Contract term costs (leases)	—	61	(61)	—

Total All Other	870	5,891	(6,706)	55

Total	$11,387	$28,557	$(33,800)	$6,144

Year Ended October 31, 2008
	Liability Beginning Balance 10/26/2007	Expense	Activity	Liability Ending Balance 10/31/2008

Coatings
Severance and employee benefits	$—	$10,509	$(2,667)	$7,842
Asset impairments	—	1,630	(1,630)	—
Exit costs (consulting/site clean-up)	—	800	(377)	423
Contract term costs (leases)	—	12	(12)	—

Total Coatings	—	12,951	(4,686)	8,265

Paints
Severance and employee benefits	—	176	(176)	—
Asset impairments	—	4,720	(4,720)	—
Exit costs (consulting/site clean-up)	—	2,257	(5)	2,252
Contract term costs (leases)	—	—	—	—

Total Paints	—	7,153	(4,901)	2,252

All Other
Severance and employee benefits	—	1,399	(593)	806
Asset impairments	—	1,815	(1,815)	—
Exit costs (consulting/site clean-up)	—	136	(72)	64
Contract term costs (leases)	—	—	—	—

Total All Other	—	3,350	(2,480)	870

Total	$—	$23,454	$(12,067)	$11,387

The liability ending balance at October 30, 2009 is included in accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions that we expect to complete in fiscal year 2010. The restructuring expenses recorded are included in the Consolidated Statement of Income. For 2009, $22,280 was charged to Cost of Sales and $6,277 was charged to Selling and Administrative expense. For 2008, $15,694 was charged to Cost of Sales, $7,489 was charged to Selling and Administrative expense and $271 was charged to Other Expense (Income).

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB issued SFAS No. 157, “Fair Value Measurements” (now part of FASB ASC Topic 820, “Fair Value Measurements and Disclosures”) in September 2006, which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require us to make any new fair value measurements. We adopted Topic 820 for financial assets and liabilities in the first quarter of 2009 (see Note 6 for further details).

In February 2008, the FASB delayed the effective date for the implementation of Topic 820 solely for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e., at least annually). The new effective date would be for fiscal years beginning after November 15, 2008 or our fiscal year 2010. We do not expect the adoption of Topic 820 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (now part of FASB ASC Topic 805, “Business Combinations”), and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (now part of FASB ASC Topic 810, “Consolidation”), which changed the accounting for and reporting of business combinations and non-controlling interests in consolidated financial statements. Both pronouncements are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008, which is our fiscal year 2010. Earlier adoption is prohibited. Topic 805 applies prospectively to business combinations for which the acquisition date is on or after the date of adoption. Topic 810 shall be applied prospectively as of the beginning of the fiscal year of adoption, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. Generally, the effect of Topic 805 will depend on future acquisitions. However, the accounting for the resolution of any tax uncertainties remaining will be subject to the provisions of Topic 805. We do not expect the adoption of either pronouncement to have a material impact on our consolidated financial statements.

NOTE 17 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 30, 2009 and October 31, 2008:

	Net Sales	Gross Margin	Net Income	Huarun Redeemable Stock Accrual	Huarun Redeemable Stock Accrual – per Share	Net Income Available to Common Stockholders	Net Income per Share – Diluted

2009 Quarter Ended:
January 30	$639,497	$189,344	$14,168	$(3,318)	$(0.03)	$10,850	$0.11
May 1	668,384	221,136	31,130	(3,318)	(0.03)	27,812	0.28
July 31	794,580	290,246	64,951	(3,318)	(0.03)	61,633	0.61
October 30	776,581	278,202	49,904	—	—	49,904	0.49

	$2,879,042	$978,928	$160,153	$(9,954)	$(0.10)	$150,199	$1.49

2008 Quarter Ended:
January 25	$765,124	$210,465	$24,015	$(2,914)	$(0.03)	$21,101	$0.21
April 25	836,379	244,261	40,847	(2,915)	(0.03)	37,932	0.38
July 25	957,683	274,702	46,989	(3,049)	(0.03)	43,940	0.44
October 31	923,192	248,003	38,915	(3,317)	(0.03)	35,598	0.35

	$3,482,378	$977,431	$150,766	$(12,195)	$(0.12)	$138,571	$1.38

The first, second, third and fourth quarters of fiscal year 2009 included restructuring costs of $0.06, $0.05, $0.03 and $0.04 per share, respectively; see Note 15 for more information. In the fourth quarter of 2008, income from continuing operations included an after-tax benefit of $9,054 or $0.09 per share for a gain on the sale of a non-strategic specialty product line. In addition, the third and fourth quarters of 2008 included restructuring costs of $0.03 and $0.13 per share, respectively; see Note 15 for more information.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

The report of Management on Internal Control over Financial Reporting is set forth on page 21.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 23.

There were no changes in our internal control over financial reporting during the quarter ended October 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

Not applicable.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is set forth in Part I of this report.

ITEM 11	EXECUTIVE AND DIRECTOR COMPENSATION

The information in the sections titled “Compensation Committee Report” and “Executive and Director Compensation” in the Proxy Statement is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the sections titled “Share Ownership of Certain Beneficial Owners” and “Share Ownership of Management” in the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)

Equity Compensation Plans Approved by Security Holders	11,977,437	$22.27	3,482,562
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	11,977,437	$22.27	3.482,562

(1)

The number of securities remaining available for future issuance under equity compensation plans consists of shares issuable under outstanding stock options under The Valspar Corporation 1991 Stock Option Plan and The Valspar Corporation Stock Option Plan for Non-Employee Directors. In December 2008, the Board of Directors approved the 2009 Omnibus Equity Plan, which was approved by the stockholders in February 2009. The 2009 Omnibus Equity Plan replaced other equity compensation plans for future grants.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information in the sections titled “Corporate Governance – Director Independence” and “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information in the sections titled “Audit Fee Information” and “Pre-Approval of Services by Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements

		Page

	Report of Management on Internal Control Over Financial Reporting	21
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	22
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	23
	Consolidated Balance Sheets – October 30, 2009 and October 31, 2008	24
	Consolidated Statements of Income – Years ended October 30, 2009, October 31, 2008 and October 26, 2007	25
	Consolidated Statement of Changes in Equity – Years ended October 30, 2009, October 31, 2008 and October 26, 2007	26
	Consolidated Statements of Cash Flows – Years ended October 30, 2009, October 31, 2008 and October 26, 2007	27
	Notes to Consolidated Financial Statements	28–44
	Selected Quarterly Financial Data (Unaudited)	44

(2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 49.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

	Exhibit Number	Description

	2.1	Agreement for Sale and Purchase of Shares in Huarun Paints Holdings Company Limited dated June 20, 2006 (incorporated by reference to Form 10-Q for the quarter ended July 8, 2006)

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

	3.2	By-Laws – as amended and restated, effective August 19, 2009 (incorporated by reference to Form 10-Q for the quarter ended July 31, 2009)

	4.1	Rights Agreement dated as of May 1, 2000, between the Registrant and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-A filed on May 3, 2000)

4.2

Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (The Bank of New York Trust Company, N.A. is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)

4.3

Second Supplemental Indenture, dated as of April 17, 2007, to indenture dated as of April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 5.625% Notes due 2012 and 6.050% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 18, 2007)

4.4

Indenture dated July 15, 2005 between the Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 5.100% Notes due 2015, including form of Registrant’s 5.100% Notes due 2015 (incorporated by reference to Form 8-K filed on July 18, 2005)

4.5

Third Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Trustee, dated June 19, 2009, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. (incorporated by reference to Form 8-K filed on June 23, 2009)

Exhibit Number	Description

10.1	The Valspar Corporation Key Employees’ Supplementary Retirement Plan, restated effective October 15, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.2	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.3	The Valspar Corporation Key Employee Annual Bonus Plan For Officers – as amended and restated on October 20, 2009 (incorporated by reference to Form 8-K filed on October 23, 2009)**

10.4	The Valspar Corporation Stock Option Plan For Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.5	The Valspar Corporation Annual Bonus Plan –as amended through December 11, 2002 (incorporated by reference to Form 10-Q for the quarter ended April 25, 2003)**

10.6	The Valspar Corporation Incentive Bonus Plan (incorporated by reference to Form 10-K for the period ended October 30, 1992)**

10.7	The Valspar Corporation 2001 Stock Incentive Plan (incorporated by reference to Form 10-K for the period ended October 25, 2002)**

10.8	The Valspar Corporation Key Employee Long-Term Incentive Bonus Program – as amended through December 12, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.9

Change in Control Employment Agreement between the Registrant and the Company’s Named Executives – as amended through December 10, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.10

The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, restated effective December 31, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.11	Employment Transition Agreement and Release between the Registrant and Paul C. Reyelts (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)**

10.12

Form of Nonstatutory Stock Option Agreement for Officers under the Corporation’s 1991 Stock Option Plan – as amended August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.13	Arrangements with New President and Chief Executive Officer (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)**

10.14	Confidentiality and Noncompetition Agreement between Registrant and William L. Mansfield (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)

10.15

Three-Year Credit Agreement dated June 30, 2009 with Wells Fargo Bank, National Association, as administrative agent and an issuing bank, Wachovia Bank, National Association, as an issuing bank, and certain other lenders (incorporated by reference to Form 8-K filed on July 2, 2009)

10.16	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.17	Form of Restricted Stock Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**

10.18	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**

10.19*	The Valspar Corporation 2009 Omnibus Equity Plan – as amended through October 20, 2009.**

10.20	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)**

10.21	Term Sheet for Compensation Program for Non-Employee Directors (incorporated by reference to Form 8-K filed on October 23, 2009)**

14.1	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed electronically herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

Portions of the 2010 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

/s/ Rolf Engh	12/18/09

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William L. Mansfield	12/18/09	/s/ Susan S. Boren	12/18/09

William L. Mansfield, Director		Susan S. Boren, Director
Chairman and Chief Executive Officer
(principal executive officer)		/s/ John S. Bode	12/18/09

/s/ Lori A. Walker	12/18/09	John S. Bode, Director

Lori A. Walker, Senior Vice President		/s/ Jeffrey H. Curler	12/18/09
and Chief Financial Officer
(principal financial officer)		Jeffrey H. Curler, Director

/s/ Tracy C. Jokinen	12/18/09	/s/ Ian R. Friendly	12/18/09

Tracy C. Jokinen, Vice President and		Ian R. Friendly, Director
Controller (principal accounting officer)
		/s/ Charles W. Gaillard	12/18/09

Charles W. Gaillard, Director

		/s/ Janel S. Haugarth	12/18/09

Janel S. Haugarth, Director

		/s/ Gary E. Hendrickson	12/18/09

Gary E. Hendrickson, Director

		/s/ Mae C. Jemison	12/18/09

Mae C. Jemison, Director

		/s/ Stephen D. Newlin	12/18/09

Stephen D. Newlin, Director

		/s/ Gregory R. Palen	12/18/09

Gregory R. Palen, Director

		/s/ Richard L. White	12/18/09

Richard L. White, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Period	(1) Charged to Expense or (Income)	(2) Charged to Other Accounts – Describe	Deductions – Describe		Balance at End of Period

Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts:
Year ended October 30, 2009	$16,389,000	$11,185,564		$6,156,195	[1]	$21,768,000
				(349,631)[2]
Year ended October 31, 2008	$10,598,000	$13,159,314		$7,606,063	[1]	$16,389,000
				(237,749)[2]
Year ended October 26, 2007	$13,145,000	$1,319,878		$4,455,867	[1]	$10,598,000
				(588,989)[2]

1	Uncollectible accounts written off.

2	Recoveries on accounts previously written off.