Form 10-Q
period 2010-01-29
VALSPAR CORP
filed 2010-03-10
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2010

or

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

As of March 1, 2010, The Valspar Corporation had 99,266,696 shares of common stock outstanding, excluding 19,175,928 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	January 29, 2010	January 30, 2009	October 30, 2009
	(Unaudited)	(Unaudited)	(Note)

CURRENT ASSETS:
Cash and cash equivalents	$129,636	$81,072	$187,719
Accounts and notes receivable less allowance (1/29/10-$21,236; 1/30/09-$19,361; 10/30/09-$21,768)	449,485	453,943	518,188
Inventories	247,373	265,561	238,449
Deferred income taxes	34,401	31,817	34,479
Prepaid expenses and other	79,169	85,658	83,631
TOTAL CURRENT ASSETS	940,064	918,051	1,062,466

GOODWILL	1,337,555	1,320,946	1,337,997
INTANGIBLES, NET	628,283	632,017	629,923
OTHER ASSETS	4,251	4,217	4,192
LONG-TERM DEFERRED INCOME TAXES	5,425	2,801	5,358

GROSS PROPERTY, PLANT AND EQUIPMENT	1,084,931	1,025,569	1,085,147
Less accumulated depreciation	(625,503)	(553,836)	(614,059)
NET PROPERTY, PLANT AND EQUIPMENT	459,428	471,733	471,088

TOTAL ASSETS	$3,375,006	$3,349,765	$3,511,024

NOTE:	The Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 29, 2010	January 30, 2009	October 30, 2009
	(Unaudited)	(Unaudited)	(Note)

CURRENT LIABILITIES:
Notes payable and commercial paper	$6,278	$231,218	$7,278
Current portion of long-term debt	—	5	—
Trade accounts payable	285,983	266,722	349,999
Income taxes	10,641	43	4,762
Other accrued liabilities	274,816	243,991	349,440
TOTAL CURRENT LIABILITIES	577,718	741,979	711,479

LONG-TERM DEBT, NET OF CURRENT PORTION	873,278	767,080	873,095
DEFERRED INCOME TAXES	239,766	228,826	235,975
OTHER LONG-TERM LIABILITIES	170,686	159,607	185,968
TOTAL LIABILITIES	1,861,448	1,897,492	2,006,517

HUARUN REDEEMABLE STOCK	—	36,895	—

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	362,788	333,218	353,086

Retained earnings	1,287,773	1,175,860	1,269,738

Accumulated other comprehensive income (loss)	66,243	53,212	67,997

Less cost of Common Stock in treasury (1/29/10-19,139,479 shares; 1/30/09-18,322,477 shares; 10/30/09-18,960,410 shares)	(262,466)	(206,132)	(245,534)
TOTAL STOCKHOLDERS’ EQUITY	1,513,558	1,415,378	1,504,507

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,375,006	$3,349,765	$3,511,024

NOTE:	The Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	January 29, 2010	January 30, 2009
Net sales	$672,363	$639,497
Cost of sales	455,372	450,153
Gross profit	216,991	189,344
Research and development	23,665	23,069
Selling, general and administrative	133,437	132,032
Income from operations	59,889	34,243
Interest expense	14,385	11,926
Other (income)/expense – net	(204)	554
Income before income taxes	45,708	21,763
Income taxes	11,771	7,595
Net income	$33,937	$14,168
Huarun redeemable stock accrual (1)	—	(3,318)
Net income available to common stockholders	$33,937	$10,850

Net income per common share – basic	$0.34	$0.11
Net income per common share – diluted	$0.34	$0.11

Average number of common shares outstanding
- basic	99,133,315	99,782,705
- diluted	101,115,945	100,188,774

Dividends paid per common share	$0.16	$0.15

(1) Huarun redeemable stock accrual reduced basic and diluted net income per common share $0.03 in the first quarter of 2009 as further described in Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 29, 2010	January 30, 2009
OPERATING ACTIVITIES:
Net income	$33,937	$14,168
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	19,987	18,007
Amortization	1,834	2,023
Stock-based compensation	1,802	1,267
(Gain)/loss on asset divestiture	(95)	111
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	66,720	93,467
(Increase)/decrease in inventories and other current assets	(4,313)	3,983
Increase/(decrease) in trade accounts payable and other accrued liabilities	(129,742)	(160,875)
Increase/(decrease) in income taxes payable	2,069	(28,792)
Increase/(decrease) in other deferred liabilities	(2,974)	(2,654)
Other	(4,807)	(908)
Net Cash (Used In)/Provided By Operating Activities	(15,582)	(60,203)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(8,486)	(10,811)
Cash proceeds on disposal of assets	18	54
Net Cash (Used In)/Provided By Investing Activities	(8,468)	(10,757)

FINANCING ACTIVITIES:
Net change in borrowings	(14)	79,404
Proceeds from sale of treasury stock	9,407	645
Payments on deferred liability – excess cash – Huarun	—	(4,818)
Excess tax benefit from stock-based compensation	651	—
Treasury stock purchases	(27,591)	—
Dividends paid	(15,902)	(15,001)
Net Cash (Used In)/Provided By Financing Activities	(33,449)	60,230

Increase/(Decrease) in Cash and Cash Equivalents	(57,499)	(10,730)
Effect of exchange rate changes on Cash and Cash Equivalents	(584)	1,729

Cash and Cash Equivalents at Beginning of Period	187,719	90,073
Cash and Cash Equivalents at End of Period	$129,636	$81,072

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 29, 2010 are not necessarily indicative of the results that may be expected for the year ending October 29, 2010. We have evaluated subsequent events and have determined no events have occurred that require disclosure.

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

The Condensed Consolidated Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 30, 2009.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $22.6 million at January 29, 2010, $26.7 million at October 30, 2009 and $11.5 million at January 30, 2009, of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun) from Champion Regal and certain other stockholders. Certain of the shares not purchased by us in July 2006 were subject to various put and call rights. The put and call rights were classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock, reducing the balance to zero. Acquisition accounting was applied upon the acquisition of the shares in 2009 and 2008. The balance in Huarun Redeemable Stock was zero at January 29, 2010, zero at October 30, 2009 and $36.9 million at January 30, 2009.

The Huarun Redeemable Stock was accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $3.3 million for the three-month period ended January 30, 2009, which reduced basic and diluted net income per common share $0.03 in the first quarter of 2009.

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:
(Dollars in thousands)	January 29, 2010	January 30, 2009
Manufactured products	$144,874	$156,215
Raw materials, supplies and work-in-progress	102,499	109,346
Total Inventories	$247,373	$265,561

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three-month periods ended January 29, 2010 and January 30, 2009, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

	Three Months Ended
(Dollars in thousands)	January 29, 2010	January 30, 2009
Net Income	$33,937	$14,168
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(1,910)	(36,889)
Net unrealized gain (loss) on financial instruments	156	65
Total Comprehensive Income (Loss)	$32,183	$(22,656)

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:
(Dollars in thousands)	January 29, 2010	January 30, 2009	October 30, 2009
Foreign currency translation	$136,135	$92,970	$138,045
Pension and postretirement benefits, net	(77,679)	(42,356)	(77,679)
Net unrealized gain (loss) on financial instruments	7,787	2,598	7,631
Accumulated other comprehensive income (loss)	$66,243	$53,212	$67,997

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of January 29, 2010 decreased from the end of fiscal year 2009 by $0.4 million to $1,337.6 million. The decrease is primarily due to foreign currency translation.

Total intangible asset amortization expense for the three months ended January 29, 2010 was $1.8 million, compared to $2.0 million for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 29, 2010 is expected to be approximately $7.5 million annually.

NOTE 7: SEGMENT INFORMATION

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

The Paints segment aggregates our architectural and automotive refinish product lines. Architectural products include interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for consumers in the do-it-yourself and professional markets in North America and China.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

	Three Months Ended
(Dollars in thousands)	January 29, 2010	January 30, 2009
Net Sales:
Coatings	$391,321	$374,652
Paints	233,413	212,700
All Other	66,615	67,100
Less Intersegment Sales	(18,986)	(14,955)
Total Net Sales	$672,363	$639,497

EBIT
Coatings	$42,955	$24,898
Paints	27,832	15,951
All Other	(10,694)	(7,160)
Total EBIT	$60,093	$33,689
Interest	$14,385	$11,926
Income before Income Taxes	$45,708	$21,763

NOTE 8: FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments and money market funds with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses.

In March 2008, the Financial Accounting Standards Board (“FASB”) expanded the disclosure requirements for financial instruments. The expanded disclosures include qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value gains and losses on derivative instruments and their location in the financial statements and disclosures about credit-risk-related contingent features in derivative agreements. We do not have any credit-risk-related contingent features in our derivative contracts as of January 29, 2010. These additional disclosures are required for financial statements issued for fiscal periods beginning after November 15, 2008.

In September 2006, the FASB issued new fair value and disclosure requirements that defined fair value, established a framework in GAAP for measuring fair value and expanded disclosures about fair value measurements. The changes did not increase the required use of fair value measurement in our financial statements. The requirements are effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, and are effective for nonfinancial assets and liabilities for years beginning after November 15, 2008. The adoption for nonfinancial assets and liabilities in the first quarter of 2010 did not impact our financial statements.

During the first quarter of 2009, we adopted the fair value disclosure requirements for our financial assets and liabilities. As of January 29, 2010, our financial assets subject to fair value measurement disclosures consist of money market funds and forward foreign currency exchange contracts (foreign currency contracts). The money market funds are included in our cash and cash equivalents balance with a fair value of $21.4 million. These assets have observable prices that are quoted on an active exchange, and are therefore classified as Level 1 inputs under the fair value hierarchy. The carrying value of the money market funds approximates fair value, as the maturities are less than three months. The foreign currency contracts have a fair value of $0.1 million. As of January 29, 2010, our financial liabilities subject to fair value measurement rules consist of interest rate swaps with a fair value totaling $1.3 million. As of January 30, 2009, our financial assets subject to fair value measurement disclosure consist of foreign currency contracts and treasury lock contracts totaling $0.9 million and $3.6 million, respectively. As of January 30, 2009, our financial liabilities subject to fair value measurement disclosure consist of interest rate swaps totaling $3.3 million. In both reporting periods, the foreign currency contracts, treasury lock contracts and interest rate swaps have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the hierarchy.

At January 29, 2010, we had an aggregate $50 million of notional amount interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal year 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps recognized in interest expense for the quarter ended January 29, 2010. We had $100 million of notional amount interest rate swap contracts in place as of January 30, 2009. There was no ineffectiveness for these swaps recognized in interest expense for the quarter ended January 30, 2009.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

At January 29, 2010, we had $8.6 million notional amount of foreign currency contracts maturing during fiscal year 2010. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. At January 30, 2009, we had approximately $5.6 million notional amount of foreign currency contracts. There was no ineffectiveness for these hedges during the quarter ended January 29, 2010 or for the quarter ended January 30, 2009.

At January 29, 2010 we had no treasury lock contracts in place. At January 30, 2009, we had $150 million notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt to be issued. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. In the third quarter of 2009, we terminated the $150 million of treasury lock contracts as a result of our bond issuance, yielding a pretax gain of $11.6 million. The unamortized gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of January 29, 2010 and is being reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt.

Derivative Balance Sheet Location as of January 29, 2010
(Dollars in thousands)
	Balance Sheet Classification	Fair Value
Asset derivatives
Derivatives designated as hedges:
Foreign currency contracts	Prepaid expenses and other	$122
Total Asset derivatives		$122
Liability derivatives
Derivatives designated as hedges:
Interest rate swap contracts	Other long-term liabilities	$1,307
Total liability derivatives		$1,307

Derivative Gains (Losses) for the Quarter ended January 29, 2010
(Dollars in thousands)	Amount of Gain (Loss) Recognized in AOCI *	Statement of Income Classification	Gain (Loss) in Income **
Foreign currency contracts	$248	Other income / (expense), net	$(144)
Interest rate swap contracts	(804)	Interest expense	(341)
Total derivatives designated as cash flow hedges	$(556)		$(485)

*	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax

**	Amounts reported are pretax

Additionally, as of the quarter ended January 29, 2010, the AOCI balance includes a net unrealized after-tax gain of $8.3 million that resulted from treasury locks that have been settled. The gain is recognized as a benefit to interest expense over the life of the related debt that was issued, which resulted in a pretax benefit of $0.4 million for the first quarter of 2010.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

Derivative Balance Sheet Location as of January 30, 2009
(Dollars in thousands)
	Balance Sheet Classification	Fair Value
Asset derivatives
Derivatives designated as hedges:
Treasury lock contracts	Prepaid expenses and other	$3,568
Foreign currency contracts	Prepaid expenses and other	878
Total Asset derivatives		$4,446
Liability derivatives
Derivatives designated as hedges:
Interest rate swap contracts	Other long-term liabilities	$3,299
Total liability derivatives		$3,299

Derivative Gains (Losses) for the Quarter ended January 30, 2009

(Dollars in thousands)	Amount of Gain (Loss) Recognized in AOCI *	Statement of Income Classification	Gain (Loss) in Income **
Foreign currency contracts	$735	Other income / (expense), net	$(50)
Treasury lock contracts	2,194	N/A	—
Interest rate swap contracts	(2,284)	Interest expense	(303)
Total derivatives designated as cash flow hedges	$645		$(353)

*	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax

**	Amounts reported are pretax

Additionally, as of the quarter ended January 30, 2009, the AOCI balance includes a net unrealized after-tax gain of $2.0 million that resulted from treasury locks that have been settled. The gain is recognized as a benefit to interest expense over the life of the related debt that was issued, which resulted in a pretax benefit of $0.1 million for the first quarter of 2009.

NOTE 9: DEBT SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities.

	January 29, 2010
(Dollars in thousands)	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$873,664
Non-publicly traded debt	79,556	76,946
Total debt	$879,556	$950,610

	January 30, 2009
(Dollars in thousands)	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$500,000	$480,501
Non-publicly traded debt	498,303	494,575
Total debt	$998,303	$975,076

We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 29, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

NOTE 10: GUARANTEES AND CONTRACTUAL OBLIGATIONS

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

Changes in the recorded amounts, both short-term and long-term, during the period are as follows:

	Three Months Ended
(Dollars in thousands)	January 29, 2010	January 30, 2009
Beginning balance, October	$70,503	$77,993
Additional net deferred revenue/accrual made during the period	3,224	285
Payments made during the period	(1,676)	(1,835)
Ending balance	$72,051	$76,443

NOTE 11: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1.8 million ($1.2 million after tax) for the three-month period ended January 29, 2010, compared to $1.3 million ($0.8 million after tax) for the three-month period ended January 30, 2009.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended
(Dollars in thousands)	January 29, 2010	January 30, 2009
Service cost	$834	$688
Interest cost	3,261	3,348
Expected return on plan assets	(4,097)	(3,875)
Amortization of prior service cost	114	154
Recognized actuarial (gain)/loss	1,235	512
Net periodic benefit cost	$1,347	$827

The net periodic benefit cost of the post-retirement medical benefits is as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

	Three Months Ended
(Dollars in thousands)	January 29, 2010	January 30, 2009
Service cost	$53	$71
Interest cost	119	150
Amortization of prior service cost	(718)	(947)
Recognized actuarial (gain)/loss	657	804
Net periodic benefit cost	$111	$78

NOTE 13: INCOME TAXES

At October 30, 2009, we had a $33.4 million liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $29.9 million represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 30, 2009, we had accrued approximately $13.2 million of interest and penalties relating to unrecognized tax benefits.

During the first quarter of fiscal year 2010 we settled certain income tax audits, which reduced our liability for gross unrecognized tax benefits by $7.2 million (excluding interest and penalties). The net impact to tax expense for audit settlements (including interest, penalties, and other offsetting items) was a reduction of $4.8 million. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter of fiscal year 2009.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) has concluded its examination of our U.S. federal tax returns for the fiscal years ended 2004 and 2005. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the year. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 14: RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. The restructuring activities are now substantially complete. We incurred total restructuring charges of $0.16, $0.18 and $0.02 per share after tax, in fiscal years 2008, 2009 and 2010, respectively. The restructuring activities for the quarter ended January 29, 2010 resulted in pre-tax charges of $4.0 million or $0.02 per share after tax. The restructuring activities for the quarter ended January 30, 2009 resulted in pre-tax charges of $9.1 million or $0.06 per share after tax.

The expenses included severance and employee benefits, asset impairments, professional services and site cleanup. We plan to pay the majority of the current restructuring liabilities by the end of fiscal year 2010.

The restructuring initiatives included plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and the exit of non-strategic product lines in certain geographies. We reduced our manufacturing capacity and our overall global headcount to lower our costs in light of the challenging global economic conditions.

The following net restructuring and impairment charges by segment were recorded in the first quarter of 2010 and 2009:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2010

Three-Month Period Ending January 29, 2010 (Dollars in thousands)	Liability Beginning Balance 10/30/2009	Expense	Activity	Liability Ending Balance 1/29/2010
Coatings
Severance and employee benefits	$1,694	$51	$(896)	$849
Asset impairments	—	2,487	(2,487)	—
Exit costs (consulting/site clean-up)	1,012	18	—	1,030
Total Coatings	2,706	2,556	(3,383)	1,879
Paints
Severance and employee benefits	827	158	(903)	82
Asset impairments	—	249	(249)	—
Exit costs (consulting/site clean-up)	2,556	858	(853)	2,561
Total Paints	3,383	1,265	(2,005)	2,643
All Other
Severance and employee benefits	55	—	(31)	24
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	66	(66)	—
Total All Other	55	180	(211)	24
Total	$6,144	$4,001	$(5,599)	$4,546

Three-Month Period Ending January 30, 2009 (Dollars in thousands)	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 1/30/2009
Coatings
Severance and employee benefits	$7,842	$6,361	$(6,298)	$7,905
Asset impairments	—	250	(250)	—
Exit costs (consulting/site clean-up)	423	294	(519)	198
Contract term costs (leases)	—	342	(15)	327
Total Coatings	8,265	7,247	(7,082)	8,430
Paints
Severance and employee benefits	—	298	(49)	249
Exit costs (consulting/site clean-up)	2,252	—	—	2,252
Total Paints	2,252	298	(49)	2,501
All Other
Severance and employee benefits	806	320	(507)	619
Asset impairments	—	692	(692)	—
Exit costs (consulting/site clean-up)	64	557	(580)	41
Total All Other	870	1,569	(1,779)	660
Total	$11,387	$9,114	$(8,910)	$11,591

The ending liability balance at January 29, 2010 and at January 30, 2009 is included in other accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statement of Income. For the first quarter of 2010, $4.0 million was charged to Cost of Sales. For the first quarter of 2009, $4.9 million was charged to Cost of Sales and $4.2 million was charged to Selling, General and Administrative expense.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview: Our 2010 first quarter net income increased over the prior year due to a combination of improved raw material cost comparisons, benefits from previously completed restructuring actions, leverage from improved volume and a benefit from the settlement of certain tax audits. Sales for the quarter increased compared to the prior year primarily due to favorable foreign currency exchange rates and a modest improvement in volume. The sales improvement was driven by our foreign operations where we had increased sales in all regions. In the U.S. our sales were flat. Sales in our Coatings segment increased due to positive foreign currency translation. New business in our industrial product lines helped to mitigate continued weakness in U.S. industrial markets. Sales in our Paints segment increased for the first quarter of 2010 primarily due to higher volumes in our global architectural and global automotive refinish product lines. Gross profit as a percent of net sales in the first quarter of 2010 increased compared to last year as a result of favorable raw material cost comparisons, leverage from increased sales volume and productivity gains from previously completed restructuring actions. Operating expenses as a percent of net sales decreased in the quarter compared to the prior year primarily due to leverage from higher sales volume.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. The restructuring activities are now substantially complete. We incurred total restructuring charges of $0.16, $0.18 and $0.02 per share after tax, in fiscal years 2008, 2009 and 2010, respectively. The restructuring activities for the quarter ended January 29, 2010 resulted in pre-tax charges of $4.0 million or $0.02 per share after tax. The restructuring activities for the quarter ended January 30, 2009 resulted in pre-tax charges of $9.1 million or $0.06 per share after tax.

Earnings Per Share: Net income per share available to common stockholders was $0.34 and $0.11 for the first quarter of 2010 and 2009, respectively. Huarun Redeemable Stock had no effect on the first quarter of 2010 as we acquired the remaining shares in the fourth quarter of 2009. We accrued $3.3 million, or $0.03 per common share basic and diluted, in the first quarter of 2009 for the Huarun Redeemable Stock (see Note 3 in Notes to Condensed Consolidated Financial Statements for further details). The table below presents adjusted net income per common share – diluted, which excludes the non-cash accrual relating to Huarun Redeemable Stock. The table also presents restructuring charges included in net income in the respective periods.

	Three Months Ended
	January 29, 2010	January 30, 2009
Net income per common share - diluted	$0.34	$0.11
Huarun redeemable stock accrual	—	0.03
Adjusted net income per common share - diluted	$0.34	$0.14
Restructuring Charges	$0.02	$0.06

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2009 period of the non-cash accrual related to the Huarun Redeemable Stock. As the Huarun Redeemable Stock was redeemed, acquisition accounting was applied; refer to Note 3 in Notes to Condensed Consolidated Financial Statements for further details. In addition, the first quarter of 2010 and 2009 included after-tax restructuring charges of $0.02 and $0.06 per share, respectively.

Critical Accounting Policies: There were no material changes in our critical accounting policies during the three-month period ended January 29, 2010.

Operations:

Net Sales	Three Months Ended
(Dollars in millions)	January 29, 2010	January 30, 2009	% Change
Coatings	$391.3	$374.7	4.4%
Paints	233.4	212.7	9.7%
All Other	47.7	52.1	(8.7)%
Consolidated Net Sales	$672.4	$639.5	5.1%

•	Consolidated Net Sales – The core sales increase for 2010 was 1.2%, excluding a 3.9% positive effect of foreign currency. The increase in core sales was primarily due to an increase in volume.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●

Coatings Segment Net Sales – The core sales decline for 2010 was 0.8%, excluding a 5.2% positive effect of foreign currency. The decrease in core sales was primarily due to unfavorable product mix and price. Although market conditions appear to have stabilized in our industrial product lines, the global markets remain down compared to last year. New business in our industrial product lines has partially offset the continued weakness in the U.S. industrial markets.

●

Paints Segment Net Sales – The core sales increase for 2010 was 7.8%, excluding a 1.9% positive effect of foreign currency. The increase in core sales was primarily due to volume growth in our global architectural and automotive refinish product lines driven by improved market demand. Our global architectural product line benefited from strengthening of the U.S. Do-It-Yourself channel, the continued investment in our brands and improved market conditions in Asia.

●

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. The core sales decrease for 2010 was 11.5%, excluding a 2.8% positive effect of foreign currency. The lower sales were due to weak demand in the U.S. coatings markets.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
(Dollars in millions)	January 29, 2010	January 30, 2009
Consolidated Gross Profit	$217.0	$189.3
As a percent of Net Sales	32.3%	29.6%

●

Gross Profit –The gross profit increase, as a percent of net sales, was driven primarily by improved raw material cost comparisons, leverage from increased sales volume and productivity gains from previously completed restructuring actions. Restructuring charges of $4.0 million or 0.6% of net sales and $4.9 million or 0.8% of net sales were included in the 2010 and 2009 periods, respectively.

Operating Expenses *	Three Months Ended
(Dollars in millions)	January 29, 2010	January 30, 2009
Consolidated Operating Expenses	$157.1	$155.1
As a percent of Net Sales	23.4%	24.3%
* Includes research and development, selling, general and administrative costs. For breakout see Consolidated Statements of Income.

●

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 1.3% to $157.1 million compared to the prior year. The increase was driven primarily by unfavorable foreign currency. There were no restructuring charges included in operating expenses in the 2010 period. Restructuring charges of $4.2 million or 0.7% of net sales were included in the 2009 period.

●

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, operating expenses decreased 0.9 percentage points compared to last year. The improvement was primarily due to leverage from higher sales.

EBIT *	Three Months Ended
(Dollars in millions)	January 29, 2010	January 30, 2009
Coatings	$43.0	$24.9
As a percent of Net Sales	11.0%	6.6%

Paints	$27.8	$16.0
As a percent of Net Sales	11.9%	7.5%

All Other	$(10.7)	$(7.2)
As a percent of Net Sales	(22.5)%	(13.7)%
Consolidated EBIT	$60.1	$33.7
As a percent of Net Sales	8.9%	5.3%
* Defined as profit or loss from operations before interest expense and taxes.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

●

Consolidated EBIT – EBIT for the first quarter of 2010 increased $26.4 million or 78.4% from the prior year. Restructuring charges of $4.0 million or 0.6% of net sales and $9.1 million or 1.4% of net sales were included in the 2010 and 2009 periods, respectively. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

●

Coatings Segment EBIT – EBIT included restructuring charges of $2.5 million or 0.7% of net sales and $7.2 million or 1.9% of net sales in the 2010 and 2009 periods, respectively. The increase in EBIT as a percent of net sales was driven primarily by improved raw material cost comparisons, productivity gains from previously completed restructuring actions and lower 2010 restructuring charges compared to 2009.

●

Paints Segment EBIT – EBIT included restructuring charges of $1.3 million or 0.5% of net sales and $0.3 million or 0.1% of net sales in the 2010 and 2009 periods, respectively. The increase in EBIT as a percent of net sales was driven primarily by improved raw material cost comparisons, leverage from increased sales volumes and productivity gains from previously completed restructuring actions.

●

All Other EBIT – All Other EBIT includes corporate expenses. EBIT included restructuring charges of $0.2 million or 0.4% of net sales and $1.6 million or 3.0% of net sales in the 2010 and 2009 periods, respectively. The decrease in EBIT as a percent of net sales was driven primarily by the decline in revenue and timing of corporate expenses.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
(Dollars in millions)	January 29, 2010	January 30, 2009
Consolidated Interest Expense	$14.4	$11.9

●

Interest Expense – The first quarter increase is primarily due to higher average interest rates resulting from our third quarter 2009 bond issuance partially offset by lower average debt levels in 2010.

Effective Tax Rate	Three Months Ended
	January 29, 2010	January 30, 2009
Effective Tax Rate	25.8%	34.9%

●

Effective Tax Rate – The first quarter 2010 effective tax rate reflects the settlement of certain income tax audits that decreased income tax expense by $0.04 per share. We expect the effective tax rate for the full year to be 32.5% to 33%.

Net Income	Three Months Ended
(Dollars in millions)	January 29, 2010	January 30, 2009	% Change
Consolidated Net Income	$33.9	$14.2	139.5%

Financial Condition: Net cash used in operations was $15.6 million for the first quarter of 2010, compared to net cash used in operations of $60.2 million for the first quarter of 2009. The use of cash for operations in 2010 was primarily related to decreases in trade accounts payable and other accrued liabilities, partially offset by net income and a reduction in accounts receivable. The decline of $129.7 million in trade accounts payable and other accrued liabilities is due to seasonality of purchases and timing of disbursements. The decrease of $66.7 million in accounts receivable is due to normal seasonality of sales.

During the first quarter of 2010, we used cash on hand and $9.4 million in proceeds from the sale of treasury stock to fund normal seasonal working capital needs, $27.6 million in share repurchases, $15.9 million in dividend payments and $8.5 million in capital expenditures.

Capital expenditures for property, plant and equipment were $8.5 million in 2010, compared with $10.8 million in 2009. We anticipate capital spending in 2010 to be approximately $80 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The ratio of total debt to capital was 36.8% at January 29, 2010, compared to 36.9% at October 30, 2009 and 41.4% at January 30, 2009. Short-term debt (notes payable plus current portion of long-term debt) was $6.3 million at January 29, 2010. This debt was comprised of foreign subsidiary borrowings. We ended our 2010 first quarter with $557.3 million of liquidity that includes $427.7 million of available committed credit facilities and $129.6 million of cash. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 29, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We are also subject to interest rate risk. At January 29, 2010, approximately 3.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 30, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	We made the following repurchases of equity securities during the quarter ended January 29, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
10/31/09 – 11/27/09	—	$ —	—	4,000,000

11/28/09 – 12/25/09	420,000	26.88	420,000	3,580,000

12/26/09 – 1/29/10	580,000	28.06	580,000	3,000,000

ITEM 5: OTHER INFORMATION

At the Annual Meeting of Stockholders on February 18, 2010, the stockholders took the following actions:

(i)

The stockholders elected four directors in Class III for a three-year term. The stockholders present in person or by proxy cast the following numbers of votes in connection with the election of directors, resulting in the election of all nominees:

	Votes For	Votes Withheld	Non-Votes
Charles W. Gaillard	80,437,964	6,829,424	8,015,922
Gary E. Hendrickson	82,238,732	5,028,656	8,015,922
Mae C. Jemison	85,698,775	1,568,613	8,015,922
Gregory R. Palen	75,986,851	11,280,537	8,015,922

The directors whose term of office continued after the meeting are: John S. Bode, Jeffrey H. Curler, Ian R. Friendly, Janel S. Haugarth, William L. Mansfield and Stephen D. Newlin.

(ii)	The stockholders approved an increase in the shares reserved under the Corporation’s 2009 Omnibus Equity Plan.

Votes For	Votes Against	Abstentions	Non-Votes
58,837,865	28,120,383	309,840	8,015,922

(iii)	The stockholders ratified the appointment of Ernst & Young LLP as the Corporation’s independent registered public accounting firm for fiscal 2010.

Votes For	Votes Against	Abstentions
91,517,090	3,682,294	83,926

ITEM 6: EXHIBITS

Exhibits
10.1	Three-Year Credit Agreement with Wells Fargo Bank, National Association, as Administrative Agent and an issuing bank, Wachovia Bank, National Association, as an issuing bank, and certain other lenders
10.2	First Amendment to Credit Agreement, dated August 17, 2009, among the registrant, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 10, 2010	By	/s/Rolf Engh
Rolf Engh Secretary

Date: March 10, 2010	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and
Chief Financial Officer