Form 10-Q
period 2010-04-30
VALSPAR CORP
filed 2010-06-09
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or

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
☐ Yes     ☒ No

As of June 1, 2010, The Valspar Corporation had 99,341,355 shares of common stock outstanding, excluding 19,101,269 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	April 30, 2010	May 1, 2009	October 30, 2009
	(Unaudited)	(Unaudited)	(Note)

CURRENT ASSETS:
Cash and cash equivalents	$164,627	$75,640	$187,719
Accounts and notes receivable less allowance (4/30/10-$20,019; 5/1/09-$21,698; 10/30/09-$21,768)	560,637	491,061	518,188
Inventories	253,316	239,239	238,449
Deferred income taxes	35,035	32,132	34,479
Prepaid expenses and other	87,131	88,348	83,631
TOTAL CURRENT ASSETS	1,100,746	926,420	1,062,466

GOODWILL	1,333,678	1,312,118	1,337,997
INTANGIBLES, NET	624,211	626,494	629,923
OTHER ASSETS	4,483	5,337	4,192
LONG-TERM DEFERRED INCOME TAXES	5,216	2,714	5,358

GROSS PROPERTY, PLANT AND EQUIPMENT	1,080,866	1,023,658	1,085,147
Less accumulated depreciation	(628,850)	(564,297)	(614,059)
NET PROPERTY, PLANT AND EQUIPMENT	452,016	459,361	471,088

TOTAL ASSETS	$3,520,350	$3,332,444	$3,511,024

NOTE:	The Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 30, 2010	May 1, 2009	October 30, 2009
	(Unaudited)	(Unaudited)	(Note)

CURRENT LIABILITIES:
Notes payable and commercial paper	$6,370	$285,977	$7,278
Trade accounts payable	359,120	252,761	349,999
Income taxes	32,933	9,927	4,762
Other accrued liabilities	295,532	245,423	349,440
TOTAL CURRENT LIABILITIES	693,955	794,088	711,479

LONG-TERM DEBT, NET OF CURRENT PORTION	873,489	695,392	873,095
DEFERRED INCOME TAXES	241,007	227,297	235,975
OTHER LONG-TERM LIABILITIES	170,328	161,340	185,968
TOTAL LIABILITIES	1,978,779	1,878,117	2,006,517

HUARUN REDEEMABLE STOCK	—	40,213	—

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	369,351	335,523	353,086

Retained earnings	1,333,587	1,188,631	1,269,738

Accumulated other comprehensive income (loss)	56,787	32,975	67,997

Less cost of Common Stock in treasury (4/30/10-19,147,886 shares; 5/1/09-17,976,105 shares; 10/30/09-18,960,410 shares)	(277,374)	(202,235)	(245,534)
TOTAL STOCKHOLDERS’ EQUITY	1,541,571	1,414,114	1,504,507

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,520,350	$3,332,444	$3,511,024

NOTE:	The Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009

Net sales	$803,570	$668,384	$1,475,933	$1,307,881
Cost of sales	530,217	447,248	985,589	897,401
Gross profit	273,353	221,136	490,344	410,480
Research and development	24,703	22,543	48,368	45,612
Selling, general and administrative	144,347	141,499	277,784	273,531
Income from operations	104,303	57,094	164,192	91,337
Interest expense	14,726	10,581	29,111	22,507
Other (income)/expense – net	(1,255)	86	(1,459)	640
Income before income taxes	90,832	46,427	136,540	68,190
Income taxes	29,159	15,297	40,930	22,892
Net income	$61,673	$31,130	$95,610	$45,298
Huarun redeemable stock accrual (1)	—	(3,318)	—	(6,636)
Net income available to common stockholders	$61,673	$27,812	$95,610	$38,662

Net income per common share – basic	$0.63	$0.28	$0.97	$0.39
Net income per common share – diluted	$0.61	$0.28	$0.95	$0.39
Average number of common shares outstanding
- basic	98,657,090	99,996,680	98,895,203	99,889,693
- diluted	100,986,419	100,538,299	101,058,134	100,396,752

Dividends paid per common share	$0.16	$0.15	$0.32	$0.30

(1) For more information on the Huarun redeemable stock accrual see Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 30, 2010	May 1, 2009
OPERATING ACTIVITIES:
Net income	$95,610	$45,298
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	36,738	38,688
Amortization	3,660	3,953
Stock-based compensation	3,350	2,517
(Gain)/loss on asset divestiture	(221)	87
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(47,536)	48,136
(Increase)/decrease in inventories and other current assets	(20,393)	26,754
Increase/(decrease) in trade accounts payable and other accrued liabilities	(35,135)	(169,533)
Increase/(decrease) in income taxes payable	24,283	(18,835)
Increase/(decrease) in other deferred liabilities	1,078	(1,806)
Other	(6,956)	(1,887)
Net Cash (Used In)/Provided By Operating Activities	54,478	(26,628)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(22,334)	(23,316)
Cash proceeds on disposal of assets	3,016	75
Net Cash (Used In)/Provided By Investing Activities	(19,318)	(23,241)

FINANCING ACTIVITIES:
Net change in borrowings	2,574	62,922
Proceeds from sale of treasury stock	28,525	5,575
Payments on deferred liability – excess cash – Huarun	—	(4,818)
Excess tax benefit from stock-based compensation	2,674	181
Treasury stock purchases	(56,531)	—
Dividends paid	(31,761)	(30,042)
Net Cash (Used In)/Provided By Financing Activities	(54,519)	33,818

Increase/(Decrease) in Cash and Cash Equivalents	(19,359)	(16,051)
Effect of exchange rate changes on Cash and Cash Equivalents	(3,733)	1,618

Cash and Cash Equivalents at Beginning of Period	187,719	90,073
Cash and Cash Equivalents at End of Period	$164,627	$75,640

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 29, 2010.

Subsequent to April 30, 2010, we sold certain assets, including selected inventory, equipment and intangibles relating to our metal packaging inks products to DIC Corporation of Japan and certain of its affiliates. The sale will be recorded at fair value and as a result in our third quarter of fiscal year 2010 we will recognize a gain, net of taxes, restructuring and transaction costs. We also purchased from DIC Corporation and certain of its affiliates selected inventory and intangibles (including the shares of DIC Coatings India Limited) relating to DIC’s packaging coatings products. The acquisition will be recorded at fair value in the third quarter of fiscal year 2010. Also, subsequent to the end of the quarter, we have announced the closure of a plant in our Coatings segment in order to lower our cost structure and further increase our operational efficiency. The net after-tax effect of the gain from the sale and the expenses from the plant closure on earnings per share is expected to be immaterial. There were no other subsequent events that require recognition or disclosure.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $27,738 at April 30, 2010, $26,689 at October 30, 2009 and $23,580 at May 1, 2009, of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun) from Champion Regal and certain other stockholders. Certain of the shares not purchased by us in July 2006 were subject to various put and call rights. The put and call rights were classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock. Acquisition accounting was applied upon the acquisition of the shares in 2009 and 2008. The balance in Huarun Redeemable Stock was zero at April 30, 2010, zero at October 30, 2009 and $40,213 at May 1, 2009.

The Huarun Redeemable Stock was accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $3,318 and $6,636 for the three and six-month periods ended May 1, 2009, which reduced basic and diluted net income per common share by $0.03 and $0.06, respectively.

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	April 30, 2010	May 1, 2009
Manufactured products	$143,149	$143,556
Raw materials, supplies and work-in-progress	110,167	95,683
Total Inventories	$253,316	$239,239

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three and six-month periods ended April 30, 2010 and May 1, 2009, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Net Income	$61,673	$31,130	$95,610	$45,298
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(9,476)	(21,341)	(11,386)	(58,230)
Net unrealized gain (loss) on financial instruments	20	1,104	176	1,169
Total Comprehensive Income (Loss)	$52,217	$10,893	$84,400	$(11,763)

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	April 30, 2010	May 1, 2009	October 30, 2009
Foreign currency translation	$126,659	$71,629	$138,045
Pension and postretirement benefits, net	(77,679)	(42,356)	(77,679)
Net unrealized gain (loss) on financial instruments	7,807	3,702	7,631
Accumulated other comprehensive income (loss)	$56,787	$32,975	$67,997

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of April 30, 2010 decreased from the end of fiscal year 2009 by $4,319 to $1,333,678. The decrease is primarily due to foreign currency translation.

Total intangible asset amortization expense for the six months ended April 30, 2010 was $3,660, compared to $3,953 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 30, 2010 is expected to be approximately $7,500 annually.

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
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter and year-to-date results on this basis are as follows:

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Net Sales:
Coatings	$442,091	$357,862	$833,412	$732,514
Paints	303,996	257,161	537,409	469,861
All Other	86,210	74,468	152,825	141,568
Less Intersegment Sales	(28,727)	(21,107)	(47,713)	(36,062)
Total Net Sales	$803,570	$668,384	$1,475,933	$1,307,881

EBIT
Coatings	$62,417	$29,859	$105,372	$54,757
Paints	52,161	35,384	79,993	51,335
All Other	(9,020)	(8,235)	(19,714)	(15,395)
Total EBIT	$105,558	$57,008	$165,651	$90,697
Interest	$14,726	$10,581	$29,111	$22,507
Income before Income Taxes	$90,832	$46,427	$136,540	$68,190

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of April 30, 2010.

At April 30, 2010, we had an aggregate $50,000 notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal year 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts. There was no ineffectiveness for these swaps recognized in interest expense for the quarter ended April 30, 2010. We had $100,000 notional amount of interest rate swap contracts in place as of May 1, 2009. There was no ineffectiveness for these swaps recognized in interest expense for the quarter and year-to-date periods ended May 1, 2009.

At April 30, 2010, we had $5,808 notional amount of foreign currency contracts maturing during fiscal year 2010 and $2,622 notional amount of foreign currency contracts maturing during fiscal year 2011. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. At May 1, 2009, we had approximately $5,600 notional amount of foreign currency contracts. There was no ineffectiveness for these hedges during the quarter ended April 30, 2010 or for the quarter and year-to-date periods ended May 1, 2009.

At April 30, 2010 we had no treasury lock contracts in place. At May 1, 2009, we had $150,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt to be issued. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. In the third quarter of 2009, we terminated the $150,000 of treasury lock contracts as a result of our bond issuance, yielding a pretax gain of $11,600. The unamortized gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of April 30, 2010 and is being reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

Fair Value Measurements

	Fair Value at April 30, 2010	Fair Value at May 1, 2009
	Level 2 *	Level 2 *
Assets
Prepaid expenses and other:
Foreign currency contracts	$181	$—
Treasury lock contracts	—	7,077
Total Assets	$181	$7,077
Liabilities
Accrued liabilities other:
Foreign currency contracts	$—	$44
Interest rate swap contracts	980	—

Other long-term liabilities:
Interest rate swap contracts	—	3,413
Total Liabilities	$980	$3,457

*

The foreign currency contracts, treasury lock contracts and interest rate swaps have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the fair value hierarchy. We do not have any derivative financial instruments that are classified as Level 1 or Level 3 inputs under the hierarchy.

Derivative Gains (Losses) in AOCI**

	April 30, 2010	May 1, 2009
Amount of Gain (Loss) Recognized in AOCI**
Foreign currency contracts	$308	$(187)
Treasury lock contracts	—	4,352
Interest rate swap contracts	(603)	(2,354)
Total Gain (Loss) in AOCI	$(295)	$1,811

**	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax

Additionally, the AOCI balance as of the quarter ended April 30, 2010 and May 1, 2009 included a net unrealized after-tax gain of $8,102 and 1,891, respectively, resulting from treasury locks that have been settled. The gain is recognized as a benefit to interest expense over the life of the related debt that was issued, which resulted in a pretax benefit of $391 and $782 for the three and six-month periods ended April 30, 2010, and $101 and $202 for the three and six-month periods ended May 1, 2009, respectively.

Derivative Gains (Losses) on the Consolidated Statement of Income

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Other Income / (Expense), Net ***
Foreign currency contracts	$(17)	$468	$(161)	$418
Interest Expense ***
Interest rate swap contracts	(347)	(632)	(688)	(935)
Total Gain (Loss) in Income	$(364)	$(164)	$(849)	$(517)

***	Other income / (expense), net and interest expense are included on the Consolidated Statement of Income and are reported pretax

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 9: DEBT AND MONEY MARKET SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities.

	April 30, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$881,993
Non-publicly traded debt	79,859	77,451
Total debt	$879,859	$959,444

	May 1, 2009
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$500,000	$488,286
Non-publicly traded debt	481,369	477,969
Total debt	$981,369	$966,255

We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 30, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We invest in money market funds with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. The fair values of our money market funds are $58,782 and $306 as of April 30, 2010 and May 1, 2009, respectively. The money market funds are included in our cash and cash equivalents balance with the carrying value approximating the fair value as the maturities are less than three months. These assets have observable prices that are quoted on an active exchange, and are therefore classified as Level 1 inputs under the fair value hierarchy.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Changes in the recorded amounts, both short-term and long-term, during the period are as follows:

	Six Months Ended
	April 30, 2010	May 1, 2009
Beginning balance, October	$70,503	$77,993
Additional net deferred revenue/accrual made during the period	6,992	1,292
Payments made during the period	(3,840)	(3,796)
Ending balance	$73,655	$75,489

NOTE 11: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1,548 ($1,030 after tax) and $3,350 ($2,218 after tax) for the three and six-month periods ended April 30, 2010, compared to $1,250 ($816 after tax) and $2,517 ($1,647 after tax) for the three and six-month periods ended May 1, 2009.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Service cost	$811	$671	$1,645	$1,359
Interest cost	3,221	3,307	6,482	6,655
Expected return on plan assets	(4,065)	(3,826)	(8,162)	(7,701)
Amortization of prior service cost	114	153	228	307
Recognized actuarial (gain)/loss	1,229	512	2,464	1,024
Settlement loss	—	2,333	—	2,333
Curtailment	—	161	—	161
Net periodic benefit cost	$1,310	$3,311	$2,657	$4,138

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Service cost	$53	$71	$106	$142
Interest cost	119	150	238	300
Amortization of prior service cost	(718)	(947)	(1,436)	(1,894)
Recognized actuarial (gain)/loss	657	804	1,314	1,608
Net periodic benefit cost	$111	$78	$222	$156

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 13: INCOME TAXES

At October 30, 2009, we had a $33,397 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $29,907 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 30, 2009, we had accrued approximately $13,196 of interest and penalties relating to unrecognized tax benefits.

During the first quarter of fiscal year 2010 we settled certain income tax audits, which reduced our liability for gross unrecognized tax benefits by $7,244 (excluding interest and penalties). The first quarter net impact to tax expense for these audit settlements (including interest, penalties, and other offsetting items) was a reduction of $4,821. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second quarter of 2010, or during the first or second quarters of fiscal year 2009.

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

NOTE 14: RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. The restructuring activities will be completed by the end of the 2010 fiscal year. We incurred total restructuring charges of $0.16, $0.18 and $0.02 per share after tax, in fiscal years 2008, 2009 and 2010, respectively. The restructuring activities for the three and six-month periods ended April 30, 2010 resulted in pre-tax charges of $261 and $4,262 or $0.02 per share after tax, respectively. The restructuring activities for the three and six-month periods ended May 1, 2009 resulted in pre-tax charges of $7,903 or $0.05 per share after tax and $17,017 or $0.11 per share after tax, respectively.

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

The following net restructuring and impairment charges by segment were recorded in the six-month periods of 2010 and 2009:

Six-Month Period Ending April 30, 2010	Liability Beginning Balance 10/30/2009	Expense	Activity	Liability Ending Balance 4/30/2010
Coatings
Severance and employee benefits	$1,694	$62	$(1,029)	$727
Asset impairments	—	2,500	(2,500)	—
Exit costs (consulting/site clean-up)	1,012	33	5	1,050
Contract term costs (leases)	—	38	(38)	—
Total Coatings	2,706	2,633	(3,562)	1,777
Paints
Severance and employee benefits	827	314	(1,104)	37
Asset impairments	—	240	(240)	—
Exit costs (consulting/site clean-up)	2,556	850	(912)	2,494
Total Paints	3,383	1,404	(2,256)	2,531
All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$4,262	$(6,098)	$4,308

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Six-Month Period Ending May 1, 2009	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 5/1/2009
Coatings
Severance and employee benefits	$7,842	$10,012	$(10,841)	$7,013
Asset impairments	—	1,857	(1,857)	—
Exit costs (consulting/site clean-up)	423	432	(824)	31
Contract term costs (leases)	—	445	(445)	—
Total Coatings	8,265	12,746	(13,967)	7,044
Paints
Severance and employee benefits	—	456	(430)	26
Asset impairments	—	52	(52)	—
Exit costs (consulting/site clean-up)	2,252	73	(73)	2,252
Total Paints	2,252	581	(555)	2,278
All Other
Severance and employee benefits	806	431	(1,035)	202
Asset impairments	—	2,342	(2,342)	—
Exit costs (consulting/site clean-up)	64	917	(981)	—
Total All Other	870	3,690	(4,358)	202
Total	$11,387	$17,017	$(18,880)	$9,524

The ending liability balance at April 30, 2010 and at May 1, 2009 is included in other accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statement of Income. For the six-month period ended April 30, 2010, $4,262 was charged to Cost of Sales. For the six-month period ended May 1, 2009, $12,786 was charged to Cost of Sales and $4,231 was charged to Selling, General and Administrative expense.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: Our 2010 second quarter net income increased over the prior year primarily due to sales growth and overall operating discipline. Sales for the quarter increased compared to the prior year primarily due to improved volumes and favorable foreign currency exchange rates. We experienced higher volumes in our Coatings and Paints segments, across all regions, due to better underlying economic conditions and market share gains. Gross profit as a percent of net sales in the second quarter of 2010 increased compared to last year due to manufacturing efficiencies resulting from increased volumes and lower restructuring charges in 2010, partially offset by increased raw material costs. Operating expenses as a percent of net sales decreased in the quarter compared to the prior year primarily due to tight control of expense and leverage from higher sales volume.

In the second quarter of 2010, we experienced rising raw material costs and tight supply of certain raw materials; we expect the rising cost trend to continue in the second half of the year. Our ability to maintain historical gross margins will depend on implementing customer price increases in a timely manner since, historically, there has been a lag between rising raw material costs and our ability to increase customer pricing.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. The restructuring activities will be completed by the end of the 2010 fiscal year. We incurred total restructuring charges of $0.16, $0.18 and $0.02 per share after tax, in fiscal years 2008, 2009 and 2010, respectively. The restructuring charges for the second quarter of 2010 were immaterial and year-to-date included pre-tax charges of $4,262 or $0.02 per share after tax. The restructuring activities for the second quarter and year-to-date periods ended May 1, 2009 resulted in pre-tax charges of $7,903 or $0.05 per share after tax and $17,017 or $0.11 per share after tax, respectively.

Earnings Per Share: Net income per share available to common stockholders was $0.61 and $0.95 for the three and six-month periods ended April 30, 2010, and $0.28 and $0.39 for the three and six-month periods ended May 1, 2009, respectively. Huarun Redeemable Stock had no effect on the second quarter and year-to-date periods of 2010 as we acquired the remaining shares in the fourth quarter of 2009. We accrued $3,318, or $0.03 per common share basic and diluted, and $6,636, or $0.06 per common share basic and diluted, in the second quarter and year-to-date periods of 2009, respectively, for the Huarun Redeemable Stock (see Note 3 in Notes to Condensed Consolidated Financial Statements for further details). The table below presents adjusted net income per common share – diluted, which excludes the non-cash accrual relating to Huarun Redeemable Stock and restructuring charges included in net income in the respective periods.

	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Net income per common share - diluted	$0.61	$0.28	$0.95	$0.39
Huarun redeemable stock accrual	—	0.03	—	0.06
Restructuring charges	—	0.05	0.02	0.11
Adjusted net income per common share - diluted	$0.61	$0.36	$0.97	$0.56

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results in the 2009 period of the non-cash accrual related to the Huarun Redeemable Stock and without after-tax restructuring charges in the 2010 and 2009 periods. As the Huarun Redeemable Stock was redeemed, acquisition accounting was applied; refer to Note 3 in Notes to Condensed Consolidated Financial Statements for further details. Refer to Note 14 in Notes to Condensed Consolidated Financial Statements for further restructuring details.

Critical Accounting Policies: There were no material changes in our critical accounting policies during the quarter ended April 30, 2010.

Operations:

Net Sales	Three Months Ended			Six Months Ended
	April 30, 2010	May 1, 2009	% Change	April 30, 2010	May 1, 2009	% Change
Coatings	$442,091	$357,862	23.5%	$833,412	$732,514	13.8%
Paints	303,996	257,161	18.2%	537,409	469,861	14.4%
All Other	57,483	53,361	7.7%	105,112	105,506	(0.4)%
Consolidated Net Sales	$803,570	$668,384	20.2%	$1,475,933	$1,307,881	12.8%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Consolidated Net Sales – Excluding a 3.8% positive effect from foreign currency, sales increased for the second quarter of 2010 by 16.4%. Excluding a 3.8% positive effect from foreign currency, sales increased year-to-date by 9.0%. The increase in sales was primarily due to improved market conditions and new business in our Coatings and Paints segments.

•

Coatings Segment Net Sales – Excluding a 6.1% positive effect from foreign currency, sales increased for the second quarter of 2010 by 17.4%. Excluding a 5.6% positive effect from foreign currency, sales increased year-to-date by 8.2%. The year-to-date sales increase was driven by the second quarter growth resulting primarily from improved economic conditions in industrial and packaging markets and new business across all of our product lines.

•

Paints Segment Net Sales – Excluding a 1.1% positive effect from foreign currency, sales increased for the second quarter of 2010 by 17.1%. Excluding a 1.5% positive effect from foreign currency, sales increased year-to-date by 12.9%. The increase in sales in the second quarter of 2010 was primarily due to volume growth in our global architectural product line driven by improved market demand. The increase in the year-to-date period was due to both our global architectural and automotive refinish product lines. Our global architectural product line continues to benefit from the strengthening of the U.S. Do-It-Yourself channel, investment in our brands and improved market conditions in Asia.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. Excluding a 2.5% positive effect from foreign currency, sales increased for the second quarter of 2010 by 5.2%. Excluding a 2.7% positive effect from foreign currency, sales decreased year-to-date by 3.1%. The higher sales in the second quarter were primarily due to improved demand in the U.S. coatings markets. However, due to weak first quarter demand in those markets, year-to-date sales were down.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Consolidated Gross Profit	$273,353	$221,136	$490,344	$410,480
As a percent of Net Sales	34.0%	33.1%	33.2%	31.4%

•

Gross Profit – Gross profit included immaterial restructuring charges in the second quarter of 2010. The year-to-date period included restructuring charges of $4,262 or 0.3% of net sales. Restructuring charges of $7,903 or 1.2% of net sales and $12,786 or 1.0% of net sales were included in the second quarter and year-to-date periods of 2009, respectively. The gross profit increase, as a percent of net sales, in the second quarter of 2010 was driven primarily by manufacturing efficiencies resulting from increased volumes and lower restructuring charges in 2010, partially offset by increased raw material costs. The gross profit increase, as a percent of net sales, in the year-to-date period was driven primarily by manufacturing efficiencies resulting from increased volumes and previously completed restructuring actions and lower restructuring charges in 2010.

Operating Expenses *	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Consolidated Operating Expenses	$169,050	$164,042	$326,152	$319,143
As a percent of Net Sales	21.0%	24.5%	22.1%	24.4%

* Includes research and development, selling, general and administrative costs. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 3.1% or $5,008 in the second quarter compared to last year. Consolidated operating expenses increased 2.2% or $7,009 year-to-date compared to the prior year. The increase in both periods was driven primarily by the unfavorable effect of foreign currency exchange. Restructuring charges of $4,231 or 0.3% of net sales were included in the year-to-date period of 2009. There were no restructuring charges in operating expenses in 2010 or in the second quarter of 2009.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, operating expenses decreased 3.5 percentage points compared to the second quarter last year. As a percent of consolidated net sales, operating expenses decreased 2.3 percentage points for the year-to-date period compared to last year. The improvement in both periods was primarily due to tight control of expenses and leverage from higher sales.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

EBIT *	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Coatings	$62,417	$29,859	$105,372	$54,757
As a percent of Net Sales	14.1%	8.3%	12.6%	7.5%
Paints	$52,161	$35,384	$79,993	$51,335
As a percent of Net Sales	17.2%	13.8%	14.9%	10.9%
All Other	$(9,020)	$(8,235)	$(19,714)	$(15,395)
As a percent of Net Sales	(15.7)%	(15.4)%	(18.8)%	(14.6)%
Consolidated EBIT	$105,558	$57,008	$165,651	$90,697
As a percent of Net Sales	13.1%	8.5%	11.2%	6.9%

* Defined as profit or loss from operations before interest expense and taxes.

•

Consolidated EBIT – EBIT for the second quarter of 2010 increased $48,550 or 85.2% from the prior year. EBIT for the year-to-date period of 2010 increased $74,954 or 82.6% from the prior year. The restructuring charges for the second quarter of 2010 were immaterial and year-to-date included pre-tax charges of $4,262 or 0.3% of net sales. Restructuring charges of $7,903 or 1.2% of net sales and $17,017 or 1.3% of net sales were included in the quarter and year-to-date periods of 2009, respectively. Foreign currency exchange fluctuation had an immaterial effect on EBIT. The increase in second quarter EBIT, as a percent of net sales, was primarily due to improved volumes, lower 2010 restructuring charges and benefits from previously completed restructuring actions, partially offset by increased raw material costs. The increase in year-to-date EBIT, as a percent of net sales, was primarily due to improved volumes, lower 2010 restructuring charges and benefits from previously completed restructuring actions.

•

Coatings Segment EBIT – EBIT included immaterial restructuring charges in the second quarter of 2010 and charges of $2,633 or 0.3% of net sales in the year-to-date period of 2010. The quarter and year-to-date periods of 2009 included restructuring charges of $5,499 or 1.5% of net sales and $12,746 or 1.7% of net sales, respectively.

•

Paints Segment EBIT – EBIT included immaterial restructuring charges in the second quarter of 2010 and charges of $1,404 or 0.3% of net sales in the year-to-date period of 2010. The quarter and year-to-date periods of 2009 included restructuring charges of $283 or 0.1% of net sales and $581 or 0.1% of net sales, respectively.

•

All Other EBIT – All Other EBIT includes corporate expenses. EBIT included immaterial restructuring charges in the second quarter and charges of $225 or 0.2% of net sales in the year-to-date period of 2010. The quarter and year-to-date periods of 2009 included restructuring charges of $2,121 or 4.0% of net sales and $3,690 or 3.5% of net sales, respectively. The decrease in EBIT, as a percent of net sales, for the second quarter and year-to-date periods of 2010 was driven primarily by higher incentive compensation and higher raw material costs, partially offset by leverage from higher sales and lower restructuring charges in 2010.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Consolidated Interest Expense	$14,726	$10,581	$29,111	$22,507

•

Interest Expense – The second quarter and year-to-date increase is primarily due to higher average interest rates resulting from our third quarter 2009 bond issuance partially offset by lower average debt levels in 2010.

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 30, 2010	May 1, 2009	April 30, 2010	May 1, 2009
Effective Tax Rate	32.1%	32.9%	30.0%	33.6%

•

Effective Tax Rate –The 2010 year-to-date effective tax rate reflects the settlement of certain income tax audits that decreased income tax expense. We expect the effective tax rate for the full year to be 31.5% to 32.0%.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Net Income	Three Months Ended			Six Months Ended
	April 30, 2010	May 1, 2009	% Change	April 30, 2010	May 1, 2009	% Change
Consolidated Net Income	$61,673	$31,130	98.1%	$95,610	$45,298	111.1%

Financial Condition: Net cash provided by operations was $54,478 for the first six months of 2010, compared to net cash used by operations of $26,628 for the first six months of 2009. The cash provided by operations in 2010 was primarily generated by net income and an increase in income taxes payable, partially offset by an increase in accounts and notes receivable, a net decrease in trade accounts payable and other accrued liabilities and an increase in inventories and other current assets. The $24,283 increase in income taxes payable is due to timing of tax payments. The $47,536 increase in accounts and notes receivable is due to higher sales levels and timing of customer payments. The $35,135 net decrease in trade accounts payable and other accrued liabilities is due to timing of payments. The $20,393 increase in inventories and other current assets is due to higher inventory levels in response to improved sales volume.

During the 2010 period, we used cash on hand, cash provided by operations and $28,525 in proceeds from the sale of treasury stock to fund $56,531 in share repurchases, $31,761 in dividend payments and $22,334 in capital expenditures.

Capital expenditures for property, plant and equipment were $22,334 in the 2010 period, compared with $23,316 in 2009. We anticipate capital spending in 2010 to be approximately $80,000.

The ratio of total debt to capital was 36.3% at April 30, 2010, compared to 36.9% at October 30, 2009 and 41.0% at May 1, 2009. We ended our 2010 second quarter with $592,373 of liquidity that includes $427,746 of available committed credit facilities and $164,627 of cash. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 30, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

We are also subject to interest rate risk. At April 30, 2010, approximately 3.4 % of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 30, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	We made the following repurchases of equity securities during the quarter ended April 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
1/30/10 – 2/26/10	100,000	$27.63	100,000	2,900,000

2/27/10 – 3/26/10	500,000	28.66	500,000	2,400,000

3/27/10 – 4/30/10	400,000	29.54	400,000	2,000,000

ITEM 6: EXHIBITS

Exhibits
10.1	The Valspar Corporation 2009 Omnibus Equity Plan (as amended through June 8, 2010)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 9, 2010	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: June 9, 2010	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and
Chief Financial Officer