Form 10-Q
period 2010-07-30
VALSPAR CORP
filed 2010-09-08
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2010

or

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
☐ Yes     ☒ No

As of September 1, 2010, The Valspar Corporation had 98,472,169 shares of common stock outstanding, excluding 19,970,455 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	July 30, 2010	October 30, 2009	July 31, 2009
	(Unaudited)	(Note)	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$232,124	$187,719	$127,305
Restricted cash	12,570	—	—
Accounts and notes receivable less allowance (7/30/10-$20,016; 10/30/09-$21,768; 7/31/09-$21,701)	563,446	518,188	548,985
Inventories	270,719	238,449	234,091
Deferred income taxes	36,264	34,479	33,149
Prepaid expenses and other	82,610	83,631	88,647
TOTAL CURRENT ASSETS	1,197,733	1,062,466	1,032,177

GOODWILL	1,327,339	1,337,997	1,334,586
INTANGIBLES, NET	622,205	629,923	630,202
OTHER ASSETS	18,047	4,192	5,003
LONG-TERM DEFERRED INCOME TAXES	4,520	5,358	3,100

GROSS PROPERTY, PLANT AND EQUIPMENT	1,073,416	1,085,147	1,053,170
Less accumulated depreciation	(631,362)	(614,059)	(593,304)
NET PROPERTY, PLANT AND EQUIPMENT	442,054	471,088	459,866

TOTAL ASSETS	$3,611,898	$3,511,024	$3,464,934

NOTE:  The Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 30, 2010	October 30, 2009	July 31, 2009
	(Unaudited)	(Note)	(Unaudited)

CURRENT LIABILITIES:
Notes payable and commercial paper	$7,464	$7,278	$7,213
Trade accounts payable	398,241	349,999	305,755
Income taxes	43,130	4,762	21,337
Other accrued liabilities	337,513	349,440	310,723
TOTAL CURRENT LIABILITIES	786,348	711,479	645,028

LONG-TERM DEBT, NET OF CURRENT PORTION	870,726	873,095	872,169
DEFERRED INCOME TAXES	243,457	235,975	233,092
OTHER LONG-TERM LIABILITIES	162,495	185,968	154,294
TOTAL LIABILITIES	2,063,026	2,006,517	1,904,583

HUARUN REDEEMABLE STOCK	—	—	43,531

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	372,711	353,086	338,601

Retained earnings	1,392,899	1,269,738	1,235,184

Accumulated other comprehensive income (loss)	26,780	67,997	82,988

Less cost of Common Stock in treasury (7/30/10-19,754,712 shares; 10/30/09-18,960,410 shares; 7/31/09-17,703,937 shares)	(302,738)	(245,534)	(199,173)
TOTAL STOCKHOLDERS’ EQUITY	1,548,872	1,504,507	1,516,820

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,611,898	$3,511,024	$3,464,934

NOTE:  The Balance Sheet at October 30, 2009 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net sales	$873,915	$794,580	$2,349,848	$2,102,461
Cost of sales	583,111	504,334	1,568,700	1,401,735
Gross profit	290,804	290,246	781,148	700,726
Research and development	24,758	22,829	73,126	68,441
Selling, general and administrative	145,921	156,988	423,705	430,519
Income from operations	120,125	110,429	284,317	201,766
Interest expense	14,322	13,433	43,433	35,940
Other (income)/expense – net	(898)	2,495	(2,357)	3,135
Income before income taxes	106,701	94,501	243,241	162,691
Income taxes	31,558	29,550	72,488	52,442
Net income	$75,143	$64,951	$170,753	$110,249
Huarun redeemable stock accrual (1)	—	(3,318)	—	(9,954)
Net income available to common stockholders	$75,143	$61,633	$170,753	$100,295

Net income per common share – basic	$0.76	$0.61	$1.73	$1.00
Net income per common share – diluted	$0.74	$0.61	$1.69	$1.00
Average number of common shares outstanding
- basic	98,535,826	100,274,346	98,775,411	100,017,910
- diluted	101,009,523	101,342,785	101,067,349	100,632,888

Dividends paid per common share	$0.16	$0.15	$0.48	$0.45

(1) For more information on the Huarun redeemable stock accrual see Note 3.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 30, 2010	July 31, 2009
OPERATING ACTIVITIES:
Net income	$170,753	$110,249
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	55,797	57,602
Amortization	5,464	5,755
Stock-based compensation	4,729	3,789
(Gain)/loss on asset divestitures	(12,750)	564
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(56,984)	4,473
(Increase)/decrease in inventories and other assets	(55,796)	34,769
Increase/(decrease) in trade accounts payable and other accrued liabilities	50,436	(63,115)
Increase/(decrease) in income taxes payable	30,447	(5,069)
Increase/(decrease) in other deferred liabilities	(1,480)	(4,753)
Settlement of treasury lock contracts	—	11,600
Other	(13,747)	(55)
Net Cash (Used In)/Provided By Operating Activities	176,869	155,809

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(35,248)	(33,339)
Cash proceeds on disposal of assets	27,808	549
Acquisition of businesses, net of cash acquired	(15,034)	—
(Increase)/decrease in restricted cash	(12,570)	—
Net Cash (Used In)/Provided By Investing Activities	(35,044)	(32,790)

FINANCING ACTIVITIES:
Net change in borrowings	5,348	(48,051)
Proceeds from sale of treasury stock	36,440	10,429
Payments on deferred liability – excess cash – Huarun	—	(4,818)
Excess tax benefit from stock-based compensation	3,655	496
Treasury stock purchases	(87,705)	—
Dividends paid	(47,593)	(45,122)
Net Cash (Used In)/Provided By Financing Activities	(89,855)	(87,066)

Increase/(Decrease) in Cash and Cash Equivalents	51,970	35,953
Effect of exchange rate changes on Cash and Cash Equivalents	(7,565)	1,279

Cash and Cash Equivalents at Beginning of Period	187,719	90,073
Cash and Cash Equivalents at End of Period	$232,124	$127,305

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 30, 2010 are not necessarily indicative of the results that may be expected for the year ending October 29, 2010. We have evaluated subsequent events and have determined no events have occurred that require disclosure.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $29,477 at July 30, 2010, $26,689 at October 30, 2009 and $18,156 at July 31, 2009, of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

In June 2010, we sold certain non-strategic metal decorating inks assets, including inventory and intellectual property, to DIC Corporation of Japan. The sale was recorded at fair value in the third quarter of 2010 and resulted in a reduction to Selling, General and Administrative expenses.

In June 2010, we purchased the shares of DIC Coatings India Limited and certain metal packaging coatings inventory and intellectual property in other countries from DIC Corporation. The acquisition was strategic as we obtained a manufacturing site in India. The acquisition was recorded at fair value in the third quarter of fiscal year 2010. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

The net sales for both the divesture and acquisition are immaterial to our consolidated results. Pro forma results of operations for the acquisition and divestiture noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun) from Champion Regal and certain other stockholders. Certain of the shares not purchased by us in July 2006 were subject to various put and call rights. The put and call rights were classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock, reducing the balance to zero. Acquisition accounting was applied upon the acquisition of the shares in 2009 and 2008. The balance in Huarun Redeemable Stock was zero at July 30, 2010, zero at October 30, 2009 and $43,531 at July 31, 2009.

The Huarun Redeemable Stock was accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $3,318 and $9,954 for the three and nine-month periods ended July 31, 2009, which reduced basic and diluted net income per common share by $0.03 and $0.10, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	July 30, 2010	July 31, 2009
Manufactured products	$142,756	$140,883
Raw materials, supplies and work-in-progress	127,963	93,208
Total Inventories	$270,719	$234,091

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three and nine-month periods ended July 30, 2010 and July 31, 2009, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net Income	$75,143	$64,951	$170,753	$110,249
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	(29,755)	46,551	(41,141)	(11,679)
Net gain (loss) on financial instruments	(252)	3,462	(76)	4,631
Total Comprehensive Income (Loss)	$45,136	$114,964	$129,536	$103,201

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	July 30, 2010	October 30, 2009	July 31, 2009
Foreign currency translation	$96,904	$138,045	$118,180
Pension and postretirement benefits, net	(77,679)	(77,679)	(42,356)
Net unrealized gain (loss) on financial instruments	7,555	7,631	7,164
Accumulated other comprehensive income (loss)	$26,780	$67,997	$82,988

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 30, 2010 decreased from the end of fiscal year 2009 by $10,658 to $1,327,339. The decrease is primarily due to foreign currency translation, partially offset by the purchase of certain assets and the shares of DIC Coatings India Limited from DIC Corporation of Japan (see Note 3 for further details).

Total intangible asset amortization expense for the nine months ended July 30, 2010 was $5,464, compared to $5,755 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 30, 2010 is expected to be approximately $7,500 annually.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Paints segment aggregates our consumer and automotive refinish product lines. Consumer products include interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for consumers in the do-it-yourself and professional markets in North America and China.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter and year-to-date results on this basis are as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net Sales:
Coatings	$484,247	$415,243	$1,317,659	$1,147,757
Paints	323,206	318,570	860,615	788,431
All Other	95,422	88,886	248,247	230,454
Less Intersegment Sales	(28,960)	(28,119)	(76,673)	(64,181)
Total Net Sales	$873,915	$794,580	$2,349,848	$2,102,461

EBIT
Coatings	$80,496	$61,556	$185,868	$116,313
Paints	38,577	48,801	118,570	100,136
All Other	1,950	(2,423)	(17,764)	(17,818)
Total EBIT	$121,023	$107,934	$286,674	$198,631
Interest	$14,322	$13,433	$43,433	$35,940
Income before Income Taxes	$106,701	$94,501	$243,241	$162,691

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of July 30, 2010.

At July 30, 2010, we had an aggregate $50,000 notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal year 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts. We had $50,000 notional amount of interest rate swap contracts in place as of July 31, 2009. There was no ineffectiveness for these swaps during the quarter ended July 30, 2010 or for the quarter ended July 31, 2009. During the third quarter of 2009, we terminated $50,000 notional amount of interest rate swap contracts yielding a pretax loss of $1,667. The interest rate swap contracts were terminated as a result of the repayment of the hedged LIBOR based borrowings. The loss is reflected as an increase to interest expense in our statement of income for the third quarter of 2009.

At July 30, 2010, we had $2,845 notional amount of foreign currency contracts maturing during fiscal year 2010 and $5,425 notional amount of foreign currency contracts maturing during fiscal year 2011. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. At July 31, 2009, we had approximately $5,525 notional amount of foreign currency contracts maturing during fiscal year 2009 and 2010. There was no ineffectiveness for these hedges during the quarter ended July 30, 2010 or for the quarter ended July 31, 2009.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

At July 30, 2010 and at July 31, 2009 we had no treasury lock contracts in place. In the third quarter of 2009, we terminated $150,000 of treasury lock contracts as a result of our bond issuance, yielding a pretax gain of $11,600. The unamortized gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of July 30, 2010 and is being reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt.

Our financial assets and liabilities subject to fair value measurement disclosures are the following:

Fair Value Measurements

	Fair Value at July 30, 2010	Fair Value at July 31, 2009
	Level 2 *	Level 2 *
Assets
Prepaid expenses and other:
Foreign currency contracts	$2	$—
Total Assets	$2	$—
Liabilities
Accrued liabilities other:
Foreign currency contracts	$—	$348
Interest rate swap contracts	707	—

Other long-term liabilities:
Interest rate swap contracts	—	1,518
Total Liabilities	$707	$1,866

*

The foreign currency contracts and interest rate swaps have observable prices that are not quoted on active exchanges, and are therefore classified as Level 2 inputs under the fair value hierarchy. We do not have any derivative financial instruments that are classified as Level 1 or Level 3 inputs under the hierarchy.

Derivative Gains (Losses) in AOCI **
	July 30, 2010	July 31, 2009
Amount of Gain (Loss) Recognized in AOCI **
Foreign currency contracts	$128	$(726)
Interest rate swap contracts	(435)	(934)
Total Gain (Loss) in AOCI	$(307)	$(1,660)

**	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax.

Additionally, the AOCI balance as of the quarter ended July 30, 2010 and July 31, 2009 included a net unrealized after-tax gain of $7,862 and 8,824, respectively, resulting from treasury locks that have been settled. The gain is recognized as a benefit to interest expense over the life of the related debt that was issued, which resulted in a pretax benefit of $391 and $1,173 for the three and nine-month periods ended July 30, 2010, and $294 and $517 for the three and nine-month periods ended July 31, 2009, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Derivative Gains (Losses) on the Consolidated Statement of Income

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Other Income / (Expense), Net ***
Foreign currency contracts	$289	$761	$128	$1,179
Interest Expense ***
Interest rate swap contracts	(329)	(2,117)	(1,017)	(3,052)
Total Gain (Loss) in Income	$(40)	$(1,356)	$(889)	$(1,873)

***	Other income / (expense), net and interest expense are included on the Consolidated Statement of Income and are reported pretax.

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

	July 30, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$903,227
Non-publicly traded debt	78,190	76,073
Total debt	$878,190	$979,300

	July 31, 2009
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$826,590
Non-publicly traded debt	79,382	76,687
Total debt	$879,382	$903,277

We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 30, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We invest in money market funds with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. The fair values of our money market funds are $55,908 and $15,255 as of July 30, 2010 and July 31, 2009, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets have observable prices that are quoted on an active exchange, and are therefore classified as Level 1 inputs under the fair value hierarchy.

Restricted cash represents cash that is restricted from withdrawal. As of July 30, 2010 and July 31, 2009, we had restricted cash of $12,570 and $0, respectively. Such restricted cash primarily serves as collateral for our liability insurance programs.

NOTE 10: GUARANTEES AND CONTRACTUAL OBLIGATIONS

We are required to disclose information about certain guarantees and contractual obligations in our periodic financial statements. We do not have any guarantees that require recognition at fair value.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

Changes in the recorded amounts, both short-term and long-term, during the period are as follows:

	Nine Months Ended
	July 30, 2010	July 31, 2009
Beginning balance, October	$70,503	$77,993
Additional net deferred revenue/accrual made during the period	9,070	656
Payments made during the period	(6,363)	(4,855)
Ending balance	$73,210	$73,794

NOTE 11: STOCK BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1,379 ($893 after tax) and $4,729 ($3,111 after tax) for the three and nine-month periods ended July 30, 2010, compared to $1,272 ($837 after tax) and $3,789 ($2,484 after tax) for the three and nine-month periods ended July 31, 2009.

NOTE 12: PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Service cost	$785	$675	$2,430	$2,034
Interest cost	3,177	3,308	9,660	9,963
Expected return on plan assets	(4,032)	(3,822)	(12,194)	(11,523)
Amortization of prior service cost	114	145	342	452
Recognized actuarial (gain)/loss	1,224	506	3,688	1,530
Settlement loss	—	—	—	2,333
Curtailment	—	—	—	161
Net periodic benefit cost	$1,268	$812	$3,926	$4,950

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Service cost	$53	$71	$159	$213
Interest cost	119	150	357	450
Amortization of prior service cost	(718)	(947)	(2,154)	(2,841)
Recognized actuarial (gain)/loss	657	804	1,971	2,412
Net periodic benefit cost	$111	$78	$333	$234

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

During the first quarter of fiscal year 2010 we settled certain income tax audits, which reduced our liability for gross unrecognized tax benefits by $7,244 (excluding interest and penalties). The first quarter net impact to tax expense for these audit settlements (including interest, penalties, and other offsetting items) was a reduction of $4,821. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second and third quarter of 2010, or during the first, second and third quarters of fiscal year 2009.

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

NOTE 14: RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. We expect that the restructuring activities will be completed by calendar year end. We incurred total restructuring charges of $0.16, $0.18 and $0.06 per share after tax, in fiscal years 2008, 2009 and year-to-date 2010, respectively. The restructuring activities for the three and nine-month periods ended July 30, 2010 resulted in pre-tax net charges of $5,805 or $0.04 per share after tax and $10,067 or $0.06 per share after tax, respectively. The restructuring activities for the three and nine-month periods ended July 31, 2009 resulted in pre-tax charges of $4,663 or $0.03 per share after tax and $21,680 or $0.14 per share after tax, respectively.

The expenses included severance and employee benefits, asset impairments, professional services and site cleanup. We plan to pay the majority of the current restructuring liabilities by the middle of fiscal year 2011.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following net restructuring and impairment charges by segment were recorded in the 2010 and 2009 periods:

Nine-Month Period Ending July 30, 2010	Liability Beginning Balance 10/30/2009	Net * Expense	Activity	Liability Ending Balance 7/30/2010
Coatings
Severance and employee benefits	$1,694	$1,735	$(1,214)	$2,215
Asset impairments	—	5,710	(5,710)	—
Exit costs (consulting/site clean-up)	1,012	897	(87)	1,822
Contract term costs (leases)	—	92	(92)	—
Total Coatings	2,706	8,434	(7,103)	4,037
Paints
Severance and employee benefits	827	314	(1,122)	19
Asset impairments	—	(139)	139	—
Exit costs (consulting/site clean-up)	2,556	1,233	(900)	2,889
Total Paints	3,383	1,408	(1,883)	2,908
All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$10,067	$(9,266)	$6,945

* The net expense column includes year-to-date changes in estimates of $988 for the Paints segment, which reduced Cost of Sales and Selling, General and Administrative expenses by $379 and $609, respectively.

Nine-Month Period Ending July 31, 2009	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 7/31/2009
Coatings
Severance and employee benefits	$7,842	$10,404	$(13,761)	$4,485
Asset impairments	—	2,623	(2,623)	—
Exit costs (consulting/site clean-up)	423	793	(1,185)	31
Contract term costs (leases)	—	471	(471)	—
Total Coatings	8,265	14,291	(18,040)	4,516
Paints
Severance and employee benefits	—	725	(483)	242
Asset impairments	—	1,695	(1,695)	—
Exit costs (consulting/site clean-up)	2,252	73	(73)	2,252
Total Paints	2,252	2,493	(2,251)	2,494
All Other
Severance and employee benefits	806	580	(1,202)	184
Asset impairments	—	3,072	(3,072)	—
Exit costs (consulting/site clean-up)	64	1,244	(1,308)	—
Total All Other	870	4,896	(5,582)	184
Total	$11,387	$21,680	$(25,873)	$7,194

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 30, 2010
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The ending liability balance at July 30, 2010 and at July 31, 2009 is included in other accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statement of Income. For the three-month period ended July 30, 2010, $6,368 was charged to Cost of Sales and $563 was credited to Selling, General and Administrative (SG&A) expenses. For the nine-month period ended July 30, 2010, $10,630 was charged to Cost of Sales and $563 was credited to SG&A expenses. For the three-month period ended July 31, 2009, $4,663 was charged to Cost of Sales. For the nine-month period ended July 31, 2009, $17,449 was charged to Cost of Sales and $4,231 was charged to SG&A expense.

In our third quarter of 2010, we also recorded $5,276 of restructuring charges consisting primarily of severance related to the divestiture of certain assets to DIC Corporation, which was netted against the gain included in SG&A expenses in our Coatings segment.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: Our 2010 third quarter net income increased over the prior year despite a challenging raw material environment. Sales for the quarter increased in all regions primarily due to new business in all our product lines, especially in our Coatings segment. Gross profit as a percent of net sales in the third quarter of 2010 decreased due to higher raw material costs. Operating expenses as a percent of net sales decreased in the quarter primarily due to leverage from higher sales volume and a net gain on the sale of certain assets.

In the third quarter of 2010, we experienced a significant increase in raw material costs along with shortages of certain raw materials. Our ability to maintain historical gross margins will depend on implementing customer price increases in a timely manner since, historically, there has been a lag between rising raw material costs and our ability to increase customer pricing.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. We expect that the restructuring activities will be completed by calendar year end. We incurred total restructuring charges of $0.16, $0.18 and $0.06 per share after tax, in fiscal years 2008, 2009 and year-to-date 2010, respectively. The restructuring activities for the three and nine-month periods ended July 30, 2010 resulted in pre-tax net charges of $5,805 or $0.04 per share after tax and $10,067 or $0.06 per share after tax, respectively. The restructuring activities for the three and nine-month periods ended July 31, 2009 resulted in pre-tax charges of $4,663 or $0.03 per share after tax and $21,680 or $0.14 per share after tax, respectively.

In June 2010, we announced our agreement to acquire all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and to assume Wattyl’s existing debt. The acquisition is pending approval by Wattyl shareholders and regulatory authorities. We expect that the acquisition will be completed by the end of 2010. The acquisition will be paid primarily through the use of existing cash and cash equivalents. Wattyl had fiscal year 2010 net sales of approximately AUD 386,500. Wattyl distributes leading paint brands to retail customers through home improvement centers and hardware outlets and to trade customers through a network of approximately 140 company-owned stores.

Earnings Per Share: Net income per share available to common stockholders (diluted) was $0.74 and $1.69 for the three and nine-month periods ended July 30, 2010, and $0.61 and $1.00 for the three and nine-month periods ended July 31, 2009, respectively. Huarun Redeemable Stock had no effect on the three or nine-month periods of 2010 as we acquired the remaining shares in the fourth quarter of 2009. We accrued $3,318, or $0.03 per common share basic and diluted, and $9,954, or $0.10 per common share basic and diluted, in the third quarter and year-to-date periods of 2009, respectively, for the Huarun Redeemable Stock (see Note 3 in Notes to Condensed Consolidated Financial Statements for further details). The table below presents adjusted net income per common share – diluted, which excludes the non-cash accrual relating to Huarun Redeemable Stock, a gain on the sale of certain assets, restructuring and deal expenses (net of taxes), and restructuring charges included in net income in the respective periods.

	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Net income per common share - diluted	$0.74	$0.61	$1.69	$1.00
Huarun redeemable stock accrual	—	0.03	—	0.10
Net gain on sale of certain assets	(0.08)	—	(0.08)	—
Restructuring charges	0.04	0.03	0.06	0.14
Adjusted net income per common share - diluted	$0.70	$0.67	$1.67	$1.24

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the effect on results of (i) the non-cash accrual related to the Huarun Redeemable Stock in the 2009 period, (ii) after-tax restructuring charges in the 2010 and 2009 periods, and (iii) the net gain on the sale of certain assets in the 2010 period. As the Huarun Redeemable Stock was redeemed, acquisition accounting was applied. Please refer to Note 3 in Notes to Condensed Consolidated Financial Statements for further details regarding Huarun Redeemable Stock and the sale of certain assets; and to Note 14 in Notes to Condensed Consolidated Financial Statements for further restructuring details.

Critical Accounting Policies: There were no material changes in our critical accounting policies during our 2010 third quarter.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operations:

Net Sales	Three Months Ended			Nine Months Ended
	July 30, 2010	July 31, 2009	% Change	July 30, 2010	July 31, 2009	% Change
Coatings	$484,247	$415,243	16.6%	$1,317,659	$1,147,757	14.8%
Paints	323,206	318,570	1.5%	860,615	788,431	9.2%
All Other	66,462	60,767	9.4%	171,574	166,273	3.2%
Consolidated Net Sales	$873,915	$794,580	10.0%	$2,349,848	$2,102,461	11.8%

•

Consolidated Net Sales – Excluding a 0.6% positive effect from foreign currency, sales for the third quarter of 2010 increased 9.4%. Excluding a 2.7% positive effect from foreign currency, year-to-date sales increased 9.1%. The increase in sales in both 2010 periods was primarily due to new business, improved market conditions, particularly outside the U.S., and customer price increases.

•

Coatings Segment Net Sales – Excluding a 1.3% positive effect from foreign currency, sales for the third quarter of 2010 increased 15.3%. Excluding a 4.0% positive effect from foreign currency, year-to-date sales increased 10.8%. The increase in sales for both periods was primarily due to new business in all of our product lines and improved market conditions, particularly outside the U.S.

•

Paints Segment Net Sales – Excluding a 0.3% negative effect from foreign currency, sales for the third quarter of 2010 increased 1.8%. Excluding a 0.8% positive effect from foreign currency, year-to-date sales increased 8.4%. The increase in sales in the third quarter of 2010 was primarily due to volume growth outside the U.S., which offset slowing sales in our U.S. consumer product line due to inventory adjustments at our retail partners. The increase in the year-to-date period was due to growth in both our global consumer and automotive refinish product lines. Our global consumer product line continues to benefit from the investment in our brands and improved market conditions in Asia and the U.S. Do-It-Yourself channel.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and our furniture protection plan business. Excluding a 0.1% negative effect from foreign currency, sales for the third quarter of 2010 increased 9.5%. Excluding a 1.7% positive effect from foreign currency, year-to-date sales increased 1.5%. The higher sales in the third quarter and year-to-date periods were due to increased customer pricing in all of our product lines.

Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Consolidated Gross Profit	$290,804	$290,246	$781,148	$700,726
As a percent of Net Sales	33.3%	36.5%	33.2%	33.3%

•

Gross Profit –Third quarter gross profit as a percent of net sales declined due primarily to increased raw material costs, partially offset by customer price increases and manufacturing efficiencies resulting from increased volumes. Year-to-date gross profit as a percent of net sales was flat with raw material cost increases offset by manufacturing efficiencies resulting from increased volumes and previously completed restructuring actions and lower 2010 restructuring charges. Restructuring charges of $6,368 or 0.7% of net sales and $10,630 or 0.5% of net sales were included in the third quarter and year-to-date periods of 2010, respectively. Restructuring charges of $4,663 or 0.6% of net sales and $17,449 or 0.8% of net sales were included in the third quarter and year-to-date periods of 2009, respectively.

Operating Expenses *	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Consolidated Operating Expenses	$170,679	$179,817	$496,831	$498,960
As a percent of Net Sales	19.5%	22.6%	21.1%	23.7%

* Includes research and development, selling, general and administrative costs. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Third quarter consolidated operating expenses decreased 5.1% or $9,138 compared to last year. Year-to-date consolidated operating expenses declined 0.4% or $2,129 compared to the prior year. The decrease in the three-month period was due to a net gain on the sale of certain assets of $12,314 and the timing of expenses. The decrease in the year-to-date period was driven primarily by a net gain on the sale of certain assets partially offset by the unfavorable effect of foreign currency exchange. Restructuring charges included a credit of $563 in the three and nine-month periods of 2010. Restructuring charges of $4,231 or 0.2% of net sales were included in the year-to-date period of 2009. There were no restructuring charges included in operating expenses in the third quarter of 2009.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Consolidated Operating Expenses (percent of net sales) – Operating expense as a percent of consolidated net sales declined 3.1 percentage points compared to the third quarter last year. Operating expenses as a percent of consolidated net sales decreased 2.6 percentage points for the year-to-date period compared to last year. The improvement in the third quarter of 2010 was primarily due to leverage from higher sales and a net gain on the sale of certain assets. The year-to-date improvement is primarily due to leverage from higher sales and tight control of expenses.

EBIT *	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Coatings	$80,496	$61,556	$185,868	$116,313
As a percent of Net Sales	16.6%	14.8%	14.1%	10.1%
Paints	$38,577	$48,801	$118,570	$100,136
As a percent of Net Sales	11.9%	15.3%	13.8%	12.7%
All Other	$1,950	$(2,423)	$(17,764)	$(17,818)
As a percent of Net Sales	2.9%	(4.0)%	(10.4)%	(10.7)%
Consolidated EBIT	$121,023	$107,934	$286,674	$198,631
As a percent of Net Sales	13.8%	13.6%	12.2%	9.4%

* Defined as profit or loss from operations before interest expense and taxes.

•

Consolidated EBIT – Third quarter EBIT increased $13,089 or 12.1% from the prior year. Year-to-date EBIT increased $88,043 or 44.3% from the prior year. Restructuring charges of $5,805 or 0.7% of net sales and $10,067 or 0.4% of net sales were included in the quarter and year-to-date periods of 2010, respectively. Restructuring charges of $4,663 or 0.6% of net sales and $21,680 or 1.0% of net sales were included in the quarter and year-to-date periods of 2009, respectively. Foreign currency exchange fluctuation had an immaterial effect on EBIT.

•

Coatings Segment EBIT – For the third quarter and year-to-date periods, EBIT as a percent of net sales increased primarily due to improved volumes and a net gain on the sale of certain assets, partially offset by higher raw material costs. EBIT included restructuring charges of $5,801 or 1.2% of net sales and $8,434 or 0.6% of net sales in the quarter and year-to-date periods of 2010, respectively. The quarter and year-to-date periods of 2009 included restructuring charges of $1,545 or 0.4% of net sales and $14,291 or 1.2% of net sales, respectively.

•

Paints Segment EBIT – Third quarter EBIT as a percent of net sales declined primarily due to higher raw material costs. Year-to-date EBIT as a percent of net sales improved primarily due to increased volumes, partially offset by higher raw material costs. EBIT included immaterial restructuring charges in the third quarter of 2010 and charges of $1,408 or 0.2% of net sales in the year-to-date period of 2010. The quarter and year-to-date periods of 2009 included restructuring charges of $1,912 or 0.6% of net sales and $2,493 or 0.3% of net sales, respectively.

•

All Other EBIT – All Other EBIT includes corporate expenses. Third quarter EBIT as a percent of net sales increased primarily due to foreign currency gains and timing of expenses. Year-to-date EBIT as a percent of net sales was flat compared to the prior year. EBIT included restructuring charges of $225 or 0.1% of net sales in the year-to-date period of 2010. The quarter and year-to-date periods of 2009 included restructuring charges of $1,206 or 2.0% of net sales and $4,896 or 2.9% of net sales, respectively.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Consolidated Interest Expense	$14,322	$13,433	$43,433	$35,940

•

Interest Expense – The third quarter and year-to-date increase is primarily due to higher average interest rates resulting from our third quarter bond issuance in June of 2009 partially offset by lower average debt levels in 2010.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 30, 2010	July 31, 2009	July 30, 2010	July 31, 2009
Effective Tax Rate	29.6%	31.3%	29.8%	32.2%

•

Effective Tax Rate – The 2010 year-to-date effective tax rate reflects the settlement of certain income tax audits and lapses in the statute of limitations for certain prior tax periods. We expect the effective tax rate for the full year to be 30.5% to 31.0%.

Net Income	Three Months Ended			Nine Months Ended
	July 30, 2010	July 31, 2009	% Change	July 30, 2010	July 31, 2009	% Change
Consolidated Net Income	$75,143	$64,951	15.7%	$170,753	$110,249	54.9%

Financial Condition: Net cash provided by operations was $176,869 for the first nine months of 2010, compared to net cash provided by operations of $155,809 for the first nine months of 2009. The cash provided by operations in 2010 was primarily generated by net income, increase in trade accounts payable and an increase in income taxes payable, partially offset by an increase in accounts and notes receivable and an increase in inventories and other assets. The $50,436 increase in trade accounts payable is due to an increase in purchases and the timing of vendor payments. The $30,447 increase in income taxes payable is due to the timing of tax payments. The $56,984 increase in accounts and notes receivable is due to higher sales levels and the timing of customer payments. The $55,796 increase in inventories and other assets is primarily due to the pre-buying of raw materials and improved sales volume.

During the 2010 period, we used cash on hand, cash provided by operations and $36,440 in proceeds from the sale of treasury stock to fund $87,705 in share repurchases, $47,593 in dividend payments and $35,248 in capital expenditures.

Capital expenditures for property, plant and equipment were $35,248 in 2010, compared with $33,339 in 2009. We anticipate capital spending in 2010 to be approximately $80,000.

The $12,570 of restricted cash is associated with cash collateralization of certain letters of credit. See Note 9 in Notes to the Condensed Financial Statements for further discussion.

The ratio of total debt to capital was 36.2% at July 30, 2010, compared to 36.9% at October 30, 2009 and 36.7% at July 31, 2009. We ended our 2010 third quarter with $661,426 of liquidity that includes $429,302 of available committed credit facilities and $232,124 of cash. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 30, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not hedged our exposure to translation gains and losses; however, we have reduced our exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates is not expected to not have a material effect on our results of operations or financial position.

We are also subject to interest rate risk. At July 30, 2010, approximately 3.2 % of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 30, 2009.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 30, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	We made the following repurchases of equity securities during the quarter ended July 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
5/01/10 – 5/28/10	100,000	$30.49	100,000	1,900,000

5/29/10 – 6/25/10	475,000	31.48	475,000	1,425,000

6/26/10 – 7/30/10	425,000	30.92	425,000	1,000,000

ITEM 6: EXHIBITS

Exhibits
10.1	The Valspar Corporation 2009 Omnibus Equity Plan (as amended through June 8, 2010) (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-Q for the period ended April 30, 2010)
10.2	Scheme Implementation Deed dated June 28, 2010 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2010)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date:	September 8, 2010	By	/s/Rolf Engh
Rolf Engh
Secretary

Date:	September 8, 2010	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and
Chief Financial Officer