Form 10-K
period 2010-10-29
VALSPAR CORP
filed 2010-12-21
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2010
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of April 30, 2010 was $2.3 billion based on the closing sales price of $31.32 per share as reported on the New York Stock Exchange. As of December 13, 2010, 97,465,441 shares of Common Stock, $.50 par value per share (net of 20,977,183 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of The Valspar Corporation’s definitive Proxy Statement dated January 14, 2011 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 29, 2010, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I

ITEM 1	BUSINESS

BUSINESS & PRODUCT OVERVIEW
The Valspar Corporation is a leading global coatings and paints manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2010 from our Coatings and Paints segments were $1,814.8 million and $1,176.8 million, respectively. Our total net sales in 2010 were $3,226.7 million.

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

Coatings Segment
Our Coatings segment includes our packaging product line and our three industrial product lines: coil, general industrial and wood. We offer a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to original equipment manufacturing (OEM) customers in Asia, Australia, Europe, North America and South America. Products within our Coatings segment include primers, top coats, varnishes, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including agricultural equipment, appliances, building products, construction equipment, furniture, metal fabrication, metal packaging and transportation.

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

Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans for global customers. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has occurred, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

Our coil product line includes coatings that are applied to metal coils used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. We believe we are the leading coil coatings manufacturer in North America, with particular strength in coil coatings for metal buildings and appliances. With our broad technology portfolio, we have a product for nearly every type of coil coatings application requirement. We also supply coil coatings in Asia, Australia, Eastern and Northern Europe and South America.

Our general industrial product line provides customers a single source for powder, liquid and electrodeposition coatings technologies in a wide variety of industries, including lawn and garden, pipe coatings, transportation, and agricultural and construction equipment. We continue to expand our manufacturing and technical service infrastructure into Asia, Australia, Central America, Europe and South America.

Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We believe we are one of the world’s largest suppliers of wood coatings. We have color design, manufacturing and technical service capabilities for customers throughout Asia and North America.

Paints Segment
Our Paints segment includes a wide variety of products such as paints, primers, topcoats and aerosol spray paints sold primarily through retailers, distribution networks and company-owned stores. This segment includes our consumer paints (formerly known as architectural) and automotive refinish product lines.

Our consumer paints product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. The primary distribution channels for these products in the U.S. and Canada are home centers, hardware wholesalers, distributors and independent dealers. We offer our own branded products and private label brands for customers. At key customers, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer paint questions in stores. In China, we sell our Huarun brand of consumer paints through distributors and retail outlets. In Australia and New Zealand, we sell our Wattyl brands of consumer paints through independent dealers, hardware chains, home centers and company-owned stores.

We develop highly customized merchandising and marketing support programs for our consumer paint customers, enabling them to differentiate their paint departments from their competitors’ through product and color selection assistance, point-of-purchase materials and labeling. Our primary brands include Valspar and Cabot in the U.S., Huarun in China, and Wattyl and Solagard in Australia and New Zealand. We continue to invest in and support these brands through advertising and marketing programs.

Our automotive product line includes refinish paints and aerosol spray paints that are sold through automotive refinish distributors, body shops, automotive supply distributors and automotive supply retailers. We manufacture these products in Europe and North America and distribute them under the Valspar, DeBeer and House of Kolor brands in many countries around the world.

All Other
In addition to the main product lines within our Coatings and Paints segments, we manufacture and sell specialty polymers, colorants and gelcoats, and we sell furniture protection plans and furniture care and repair products under the Guardsman brand. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings manufacturers. Our gelcoats and related products are primarily sold to boat manufacturers and shower and tub manufacturers.

COMPETITION
All aspects of the coatings and paints business are highly competitive. Some of our competitors are larger and have greater financial resources.

Competition in our Coatings segment is based on formulating products for specific customer applications, meeting customer delivery requirements and providing technical assistance to the customer in product application, price and new technology offerings. In addition, the markets for these coatings are becoming increasingly global. We can provide global coatings solutions to customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing innovative technologies.

Competition in our Paints segment is based on factors such as consumer brand recognition, product quality, distribution and price. In this segment, we support our brand awareness through advertising and highly customized merchandising and marketing support programs to our customers.

RAW MATERIALS
We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. The chemical industry’s economic cycle has been volatile for most of the last decade. Our raw material costs reached historically high levels in 2008. Early in 2009, due to weak economic conditions, prices for many of the raw materials we purchased moderated from the 2008 levels, but as the year progressed, material prices began to rise again as crude oil and other feedstock prices recovered. In 2010, that trend continued as we experienced a significant increase in raw material costs along with shortages of certain raw materials. Current raw material price levels still remain above trend lines from the early part of the last decade. Raw material demand and price volatility are managed to minimize the impact on our operations. Because our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

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

SIGNIFICANT CUSTOMERS
In 2010, our sales to Lowe’s Companies, Inc. exceeded 10% of net sales, and our ten largest customers accounted for approximately 35% of net sales. In 2010, our five largest customers in the Paints segment accounted for approximately 60% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT
Our product and application technology is supported by underlying chemistry that has been developed over many years. Ongoing research and development efforts include improving our proprietary technology, including the technology we have acquired through acquisitions, and making formulation changes to improve our products.

Research and development costs for fiscal 2010 were $100.2 million or 3.1% of net sales, compared to $91.3 million or 3.2% of net sales for fiscal 2009 and $96.6 million or 2.8% of net sales for fiscal 2008. Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2010, and capital expenditures for fiscal 2011 to comply with existing laws and regulations are also not expected to be material.

EMPLOYEES
We employ approximately 10,180 persons, approximately 445 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our union employees is good.

FOREIGN OPERATIONS AND EXPORT SALES
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 40% of our total revenues in fiscal 2010. Sales from foreign operations as a percent of consolidated sales increased in 2010 compared to 2009.

We have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, India, Ireland, Malaysia, Mexico, The Netherlands, New Zealand, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in China, Japan, South Africa and Vietnam and sales offices in other countries.

During fiscal 2010, export sales from the United States represented 2.5% of our business.

ITEM 1A	RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Deterioration of economic conditions could harm our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, access to and functioning of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Deterioration in national and global economic conditions may reduce demand for our products and overall growth of the coatings industry.

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

Fluctuations in the availability and prices of raw materials could negatively impact our financial results.

We purchase the raw materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are petroleum-based derivatives and minerals and metals. Under normal market conditions, these materials are generally available from one or more suppliers on the open market. From time to time, however, the availability and costs of raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. During the past four to five years, our raw material costs have been volatile, and we have experienced disruptions in supplies of certain raw materials at various times. These disruptions could affect our ability to manufacture products ordered by our customers.

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

Many of our customers are in businesses or industries that are cyclical and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon economic cycles affecting their businesses or industries and general economic conditions. The challenging global economic environment has had the most severe impact on our industrial product lines and customers. Downward economic cycles affecting the industries of our customers, and deterioration of general economic conditions, may reduce our sales and profitability.

The industries in which we operate are highly competitive, and some of our competitors are larger and may have greater financial resources than we do.

All aspects of the coatings and paints business are highly competitive. We face strong competitors in all areas of our business. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth. A number of our competitors are larger than us and may have greater financial resources than we do. Increased competition with these companies could curtail price increases or could require price reductions or increased spending on marketing, sales and research and development, any of which could adversely affect our results of operations.

Industry sources estimate that the top ten largest coatings manufacturers represent more than half of the world’s coatings sales. Our larger competitors may have more resources to finance acquisitions or internal growth in this competitive environment. Also, we buy our raw materials from large suppliers, primarily chemical companies. In many of our product lines, we then sell our finished goods to large customers, such as do-it-yourself home centers, large equipment manufacturers and can makers. Our larger competitors may have more resources or capabilities to conduct business with these large suppliers and large customers. Finally, many of our larger competitors operate businesses other than paints and coatings. These competitors may be better able to compete during coatings industry downturns.

We have a significant amount of indebtedness.

Our total debt, including notes payable, was $951.3 million at October 29, 2010. Our level of indebtedness may have important consequences. For example, it:

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

Acquisitions are an important part of our growth strategy, and future acquisitions may not be successful.

Acquisitions have historically contributed significantly to the growth of our company. As part of our growth strategy, we intend to continue to pursue acquisitions of complementary businesses and products. If we are not able to identify and complete future acquisitions, our growth may be affected. If we are successful in completing future acquisitions, we may experience:

•	difficulties in assimilating acquired companies and products into our existing business;

•	delays in realizing the benefits from the acquired companies or products;

•	difficulties due to lack of or limited prior experience in any new markets we may enter;

•	unforeseen claims and liabilities, including unexpected environmental exposures or product liability;

•	unforeseen adjustments, charges and write-offs;

•	unexpected losses of customers of, or suppliers to, acquired businesses;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the application of purchase price accounting;

•	difficulties in retaining key employees of the acquired businesses; and

•	challenges arising from the increased scope, geographic diversity and complexity of our operations.

Any of these factors may make it more difficult to repay our debt. In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses or the cost of acquired assets.

We derive a substantial portion of our revenues from foreign markets, which subjects us to additional business risks.

We conduct a substantial portion of our business outside of the United States. We currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, India, Ireland, Malaysia, Mexico, The Netherlands, New Zealand, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. In 2010, revenues from products sold outside the United States accounted for approximately 40% of our net sales.

We expect sales from international markets to continue to represent a growing portion of our net sales. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce, and receivables may be difficult to collect or have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign operations may experience difficulties in attracting and retaining key employees and labor disputes;

•	transportation and other shipping costs may increase;

•	foreign governments may nationalize private enterprises;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	intellectual property rights may be more difficult to enforce;

•

fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	our business and profitability in a particular country could be affected by political or economic repercussions or terrorist activities and responses to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be burdensome.

We have certain key customers.

Our relationships with certain key customers are important to us. From 2008 through 2010, sales to our largest customer exceeded 10% of our total net sales. In 2010, our ten largest customers accounted for approximately 35% of our total net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to our largest customers could have a material adverse impact on us.

If the reputation of our company or one or more of its key brands is damaged, it could harm our business.

Our reputation is one of the foundations of our relationships with key customers and other stakeholders. If we are unable to effectively manage real or perceived issues that negatively affect our reputation, our ability to conduct our business could be impaired, and our financial results could suffer. As we continue to invest in advertising and promotion for our key brands, our financial success is becoming more dependent on the success of our brands. The success of these brands could suffer if our marketing plans or product initiatives do not have the desired effect on a brand’s image, reputation or ability to attract customers. Further, our growth and results could be negatively impacted if the reputation of our company or a key brand is damaged due to real or perceived quality issues, product recalls, regulatory enforcement or actions or customer claims and litigation.

Technology changes, and our ability to protect our technology, could affect our business.

Our product and application technology is supported by underlying chemistry that has been developed over many years. Ongoing research and development efforts focus on expanding our proprietary technology, including technology obtained through acquisitions, and making formulation changes to improve the performance, profitability and cost competitiveness of our products. If our competitors develop new technology, or if our customers’ technology requirements change, and we are not able to develop competitive technology, our business and financial results could suffer. Further, although we seek to protect our proprietary technology and information through confidentiality and trade secret protection programs and practices, patents and other means, if we were unable to protect material proprietary technology or information, our business and financial results could suffer.

Numerous laws and regulations affect our business.

We are subject to numerous laws and regulations that control the manufacturing, marketing, sale, use and disposal of our products. These laws and regulations include health, safety, product liability, environmental and labeling requirements applicable to our products and business.

Environmental laws and regulations control, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of hazardous and non-hazardous wastes, the investigation and remediation of soil and groundwater affected by hazardous substances, or otherwise relating to environmental protection and various health and safety matters. These environmental laws and regulations impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances and violations of these laws and regulations can also result in fines and penalties. We are currently undertaking remedial activities at a number of our facilities and properties, and have received notices under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or analogous state laws of liability or potential liability in connection with the disposal of material from our operations or former operations. Pursuant to health, safety, product liability and labeling laws and regulations, we have also been subject to various governmental enforcement actions and litigation by individuals relating to the sale, use of or exposure to our products or materials used or contained in our products, including claims for property damage or personal injury claimed to have been caused by our products or materials used or contained in our products.

We are subject to the risk that adverse decisions relating to our compliance with existing laws and regulations and new laws or regulations, or changes in existing laws or regulations or their interpretation, could increase our compliance costs and expand our potential liability for enforcement actions by governmental authorities and litigation by individuals.

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

We lease our principal offices located in Minneapolis, Minnesota. North America manufacturing operations are conducted at thirty locations (28 owned; 2 leased), primarily in California, Illinois, North Carolina, Pennsylvania and Texas, including one owned manufacturing facility in both Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,238,000, which includes 130,000 square feet at our principal offices. Asia Pacific manufacturing operations are conducted at fifteen locations (12 owned; 3 leased) in Australia, New Zealand, China, Malaysia, Singapore, Thailand and Vietnam with a total combined square footage of approximately 1,995,000. European manufacturing operations are conducted at nine locations (8 owned; 1 leased) in France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom with a total combined square footage of approximately 929,000. In South America, we own one manufacturing facility in Brazil with square footage of approximately 400,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000. In India, we own one manufacturing facility with square footage of approximately 83,000.

Shown below is a breakdown of the approximate square footage of principal facilities by region as of October 29, 2010:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total
North America	3,715,000	523,000	4,238,000
Asia Pacific	1,887,000	108,000	1,995,000
Europe	834,000	95,000	929,000
Other	537,000	—	537,000
Total	6,973,000	726,000	7,699,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage
Coatings	3,820,000
Paints	3,002,000
All Other	877,000
Total	7,699,000

Management believes our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. We had restructuring initiatives in 2010 that included a plant closure, which is reflected above. See Note 15 in Notes to Consolidated Financial Statements for more information. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

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

Name	Age	Position
William L. Mansfield	62	Chairman since August 2007 and Chief Executive Officer since February 2005

Lori A. Walker	53	Senior Vice President and Chief Financial Officer since February 2008

Gary E. Hendrickson	54	President and Chief Operating Officer since February 2008 and Director since August 2009

Rolf Engh	57	Executive Vice President since July 2005, General Counsel and Secretary since April 1993

Anthony L. Blaine	43	Senior Vice President – Human Resources since January 2007

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

Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2010 and 2009 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2010	2009
First Quarter	$28.79–25.16	$21.32–14.47
Second Quarter	$32.80–25.11	$24.91–15.13
Third Quarter	$33.13–28.93	$25.61–21.51
Fourth Quarter	$32.66–29.07	$28.60–24.80

The quarterly dividend declared December 8, 2010, to be paid on January 14, 2011 to common stockholders of record December 27, 2010, was increased to $0.18 per share. The table below sets forth the quarterly dividend paid for fiscal years 2010 and 2009.

	Per Share Dividends
For the Fiscal Year	2010	2009
First Quarter	$0.16	$0.15
Second Quarter	$0.16	$0.15
Third Quarter	$0.16	$0.15
Fourth Quarter	$0.16	$0.15
	$0.64	$0.60

The number of record holders of our Common Stock at December 13, 2010 was 1,430.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
7/31/10 – 8/27/10
Repurchase program	150,000	$ 29.81	150,000	850,000
Other transactions (2)	—	—	—	—
8/28/10 – 9/24/10
Repurchase program	570,000	30.82	570,000	280,000
Other transactions (2)	5,166	31.59	—	—
9/25/10 – 10/29/10
Repurchase program	280,000	31.77	280,000	15,000,000
Other transactions (2)	14,253	32.04	—	—

(1)	On October 21, 2009 we received board authorization to repurchase 4,000,000 shares through October 12, 2010. Under this authorization we repurchased 1,000,000 and 4,000,000 shares in the fourth quarter and year-to-date periods of 2010, respectively. On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of October 29, 2010, we repurchased zero shares under this authorization.

(2)	Our other transactions include acquired shares of common stock for payment of tax obligations upon vesting of restricted stock and shares surrendered in connection with the exercise of stock options.

Stock Performance Graphs
The following graphs compare our cumulative total shareholder return for the last five fiscal years and the last ten fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graphs assume the investment of $100 in our Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2005 and fiscal 2000, respectively, and the reinvestment of all dividends.

The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc. and The Sherwin-Williams Company.

We included the ten-year graph because we believe the ten-year graph provides information regarding performance of our Common Stock over an extended period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
	2005	2006	2007	2008	2009	2010
Valspar	$100	$124	$118	$99	$126	$163
Peer Group	$100	$122	$141	$86	$105	$125
S&P 500	$100	$116	$133	$85	$94	$109

Assumes $100 invested on October 31, 2005 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
Valspar	$100	$125	$158	$183	$181	$174	$215	$205	$172	$219	$284
Peer Group	$100	$111	$112	$126	$150	$151	$184	$214	$130	$159	$189
S&P 500	$100	$75	$64	$77	$84	$92	$107	$122	$78	$86	$100

Assumes $100 invested on October 31, 2000 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years
(Dollars in thousands, except per share amounts)		2010	2009		2008		2007	2006
Operating Results	Net Sales	$3,226,687	$2,879,042		$3,482,378		$3,249,287	$2,978,062
	Cost and Expenses
	Cost of Sales	2,155,009	1,900,114		2,504,947		2,277,490	2,072,157
	Operating Expense	695,601	687,960		684,056		662,224	598,468
	Income from Operations	376,077	290,968		293,375		309,573	307,437
	Interest Expense	58,267	50,394		57,745		61,662	46,206
	Other (Income) Expense – Net	(1,387)	2,246		6,933		(11,860)	3,799
	Income Before Income Taxes	319,197	238,328		228,697		259,771	257,432
	Net Income	222,056	160,153		150,766		172,115	175,252
	Net Income as a Percent of Sales	6.9%	5.6%		4.3%		5.3%	5.9%
	Return on Average Equity	14.2%	10.8%		10.6%		13.1%	15.2%
	Per Common Share:
	Net Income – Basic	$2.25 *	$1.50	*	$1.39	*	$1.52 *	$1.73
	Net Income – Diluted	2.20 *	1.49	*	1.38	*	1.50 *	1.71
	Dividends Paid	0.64	0.60		0.56		0.52	0.44
	Stockholders’ Equity	16.63	15.12		14.53		13.72	12.17
Financial Position	Total Assets	$3,867,936	$3,511,024		$3,520,042		$3,452,281	$3,191,535
	Working Capital**	530,435	406,638		435,897		458,141	389,394
	Property, Plant and Equipment, Net	567,630	471,088		489,716		514,396	459,605
	Long-Term Debt, Excluding Current Portion	943,216	873,095		763,129		648,988	350,267
	Stockholders’ Equity	1,630,365	1,504,507		1,452,868		1,380,797	1,240,063
Other Statistics	Property, Plant and Equipment Expenditures	$67,732	$57,897		$43,045		$76,940	$75,417
	Depreciation and Amortization Expense	81,312	82,862		80,831		71,811	68,716
	Research and Development Expense	100,236	91,303		96,552		90,322	82,608
	Total Cash Dividends	$63,279	$60,116		$55,854		$52,670	$44,655
	Average Diluted Common Shares Outstanding (000’s)	100,866	100,921		100,326		102,617	102,726
	Number of Stockholders at Year-End	1,432	1,449		1,467		1,474	1,532
	Number of Employees at Year-End	10,180	8,788		9,341		9,946	9,556
	Market Price Range – Common Stock:
	High	$33.13	$28.60		$26.20		$29.58	$29.62
	Low	25.11	14.47		16.02		24.00	21.54

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

*

Huarun Redeemable Stock accrual reduced basic and diluted net income per common share by $0.10 in 2009, $0.12 in 2008 and $0.18 in 2007. The accrual was related to the minority interest shares of Huarun Paints Holding Company Limited as further described in Note 2 in Notes to Consolidated Financial Statements. In 2010, 2009 and 2008, net income per common share basic and diluted included $0.08, $0.18 and $0.16 per share in restructuring charges, respectively. See Note 15 in Notes to Consolidated Financial Statements for more information. Net income per common share basic and diluted for 2010 included a net $0.05 after-tax gain (from the sale of certain assets partially offset by Wattyl acquisition fees). Net income per common share basic and diluted for 2008 and 2007 included gains on the sale of certain assets of $0.09 and $0.10, respectively. Adjusted net income per common share diluted, for the items mentioned above, was $2.23 for 2010, $1.77 for 2009, $1.57 for 2008 and $1.58 for 2007. See related reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Earnings per Share” for more information.

**	Working Capital is defined as accounts and notes receivable plus inventory less accounts payable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

OVERVIEW
The Valspar Corporation is a global leader in the paint and coatings industry. With sales of $3,226,687 and more than 10,000 employees in over 25 countries, we believe we are the sixth largest paint and coatings company in the world. Our strong global brands and leading technologies, together with our technical expertise and customer service, differentiate us from competition and allow us to grow and create value with customers in a wide variety of geographic and end-use markets.

Our fundamental business objective is to create long-term value for our shareholders. We will accomplish this by focusing on helping our customers succeed and through:

•	our investments in brands and technologies;

•	expansion of our global presence;

•	operational discipline, productivity improvement and prudent cost control;

•	generation of strong cash flow; and

•	optimizing our allocation of capital to maintain and grow the business, increase dividends, fund internal growth initiatives and strategic acquisitions, and repurchase shares.

In addition to delivering sound financial results and providing value to our customers so that in turn we create value for our shareholders, we are committed to:

•	adhering to our values, ethical business conduct and doing business with integrity;

•	improving our safety performance; and

•	building our reputation by supporting the communities where we work and live through volunteer efforts and philanthropy.

The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors
General economic conditions appear to have stabilized from those experienced during the global recession that started in late 2008. The recovery in our industry has been slow and volumes are still below pre-recession levels. The U.S. housing and construction markets have not fully recovered to historical levels. However, certain markets grew, including Asia and Latin America.

The chemical industry’s economic cycle has been volatile for most of the last decade. In 2010, we experienced a significant increase in raw material costs along with shortages of certain raw materials in the second half of the year. We expect raw material costs to continue to rise throughout fiscal year 2011.

Despite the challenging economic conditions in fiscal year 2010, we accomplished the following:

•	Continued to invest in our brands and technologies, which enabled us to gain new business in all of our product lines.

•

Acquired Wattyl Limited, an Australian paint manufacturer that provides a strong brand portfolio in an excellent geography and further diversifies our overall sales mix. Additionally, the acquisition provides a supply chain to support our largest customer’s entry into the Australian market.

•	Acquired a key manufacturing site in India.

•	Increased our dividend for the 32nd consecutive year to $0.64 per share.

•

Reduced our outstanding shares by buying back 4,000,000 shares for $118,671, which more than offset the exercise of stock options. In October, our Board authorized the purchase of an additional 15,000,000 shares in the future.

•	Continued our restructuring initiatives that started in 2008, which have lowered our cost structure and further increased our operational efficiency.

•	Made aggregate pension contributions of $19,321 to maintain appropriate funding levels.

Business Performance
Net sales in 2010 increased to $3,226,687 from $2,879,042 in 2009, primarily due to new business, improved market conditions, particularly outside the U.S., favorable foreign currency exchange and customer price increases. Our net income increased by 38.7%. The majority of the increase was due to new business across all product lines, customer price increases, productivity improvements and tight control of expenses, which offset significantly higher raw material costs. This increase also included lower 2010 restructuring charges and a net gain from the sale of certain assets, partially offset by Wattyl acquisition fees. Our global presence remained strong and international sales accounted for approximately 40% of consolidated net sales.

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. We incurred total restructuring charges of $0.08, $0.18 and $0.16 per share after tax, in fiscal years 2010, 2009 and 2008, respectively. See Note 15 in Notes to Consolidated Financial Statements for more information on restructuring.

During the year, we generated $134,870 in free cash flow (net cash provided by operating activities less capital expenditures and dividends), and our total debt, including notes payable, increased by $70,931, which was due to the acquisition of Wattyl (see Note 2 in Notes to Consolidated Financial Statements for more information). Our liquidity position is strong, with $167,621 in cash and cash equivalents and $521,021 in unused committed bank credit facilities providing total committed liquidity of $688,642 at year-end, compared to $608,348 at the end of 2009.

We have enhanced our liquidity by increasing our main credit facility from $475,000 to $550,000 and extended the term from June 30, 2012 to December 31, 2014.

Earnings Per Share
Net income per share available to common stockholders (diluted) was $2.20 for 2010 and $1.49 for 2009. Huarun Redeemable Stock had no effect in 2010 as we acquired the remaining shares in the fourth quarter of 2009. We accrued $9,954, or $0.10 per common share basic and diluted, in 2009 for the Huarun Redeemable Stock (see Note 2 in Notes to Consolidated Financial Statements for further details). The table below presents adjusted net income per common share – diluted, which excludes (i) the non-cash accrual related to Huarun Redeemable Stock in the 2009 period, (ii) an after-tax gain (net of related restructuring charges) on the sale of certain assets, partially offset by after-tax Wattyl acquisition fees, and (iii) after-tax restructuring charges included in net income in the respective periods.

	2010	2009
Net income per common share – diluted	$2.20	$1.49
Huarun redeemable stock accrual	—	0.10
Net gain on sale of certain assets /acquisition fees	(0.05)	—
Restructuring charges	0.08	0.18
Adjusted net income per common share – diluted	$2.23	$1.77

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the impact of the non-cash accrual related to the Huarun Redeemable Stock, the net gain and our recent restructuring activity. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses, gains and losses on purchases or sales of assets and non-cash charges, as the case may be, which may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information.

As the Huarun Redeemable Stock was redeemed, acquisition accounting was applied. See Note 2 in Notes to Consolidated Financial Statements for further details regarding Huarun Redeemable Stock, the sale of certain assets and the Wattyl acquisition; and to Note 15 in Notes to Consolidated Financial Statements for further restructuring details.

OPERATIONS 2010 VS. 2009

Net Sales	2010	2009	% Change
Coatings	$1,814,804	$1,582,786	14.7%
Paints	1,176,831	1,072,372	9.7%
All Other	235,052	223,884	5.0%
Consolidated Net Sales	$3,226,687	$2,879,042	12.1%

•

Consolidated Net Sales – Excluding a 1.9% positive effect from foreign currency and 0.3% from acquisitions, sales for 2010 increased 9.9%. The increase in sales was primarily due to new business, improved market conditions, particularly outside the U.S., and customer price increases.

•

Coatings Segment Net Sales – Excluding a 3.0% positive effect from foreign currency, sales for 2010 increased 11.7%. The increase in sales was primarily due to new business in all of our product lines, improved market conditions in most regions and customer price increases. Both international and U.S. net sales increased.

•

Paints Segment Net Sales – Excluding a 0.4% positive effect from foreign currency and 0.9% from acquisitions, sales for 2010 increased 8.4%. The increase in sales was primarily due to growth in our global consumer paints (formerly known as architectural) and automotive refinish product lines. Our global consumer paints product line benefited from improved market conditions, particularly in Asia, new business and customer price increases, primarily in the U.S. Our global automotive refinish product line benefited from improved volumes, including new business. Continued investment in our global brands has contributed to the 2010 sales improvement.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and furniture protection plan product lines. Excluding a 1.0% positive effect from foreign currency, sales for the 2010 period increased 4.0%. The higher sales were primarily due to increased customer pricing and new business in all of our product lines.

Gross Profit	2010	2009
Consolidated Gross Profit	$1,071,678	$978,928
As a percent of Net Sales	33.2%	34.0%

•

Gross Profit – Gross profit as a percent of net sales decreased due to higher raw material cost comparisons partially offset by increased customer pricing, manufacturing efficiencies resulting from increased volumes and previously completed restructuring actions and lower 2010 restructuring charges. Restructuring charges of $12,520 or 0.4% of net sales and $22,280 or 0.8% of net sales were included in the 2010 and 2009 periods, respectively.

Operating Expenses*	2010	2009
Consolidated Operating Expenses	$695,601	$687,960
As a percent of Net Sales	21.6%	23.9%
     *Includes research and development and selling, general and administrative costs. For breakout see Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 1.1% or $7,641 compared to the prior year. The increase was driven primarily by higher incentive compensation, the unfavorable effect of foreign currency exchange, Wattyl operating expenses and Wattyl acquisition fees of $3,173, partially offset by a net gain on the sale of certain assets of $11,497, lower 2010 restructuring charges and lower bad debt expense. Restructuring charges included a credit of $137 in 2010. Restructuring charges of $6,277 or 0.2% of net sales were included in 2009.

•

Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales declined 2.3 percentage points compared to last year. The improvement was primarily due to leverage from higher sales.

EBIT*	2010	2009
Coatings	$256,466	$185,528
As a percent of Net Sales	14.1%	11.7%
Paints	151,432	135,561
As a percent of Net Sales	12.9%	12.6%
All Other	(30,434)	(32,367)
As a percent of Net Sales	-12.9%	-14.5%
Consolidated EBIT	$377,464	$288,722
As a percent of Net Sales	11.7%	10.0%
     *We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for 2010 increased $88,742 or 30.7% from the prior year. Fiscal year 2010 includes a net gain on the sale of certain assets of $11,497, or 0.4% of net sales and Wattyl acquisition fees of $3,173 or 0.1% net sales. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below. Consolidated EBIT included restructuring charges of $12,383 or 0.4% of net sales and $28,557 or 1.0% of net sales in the 2010 and 2009 periods, respectively.

•

Coatings Segment EBIT – EBIT as a percent of net sales increased primarily due to improved net sales and a net gain on the sale of certain assets of 0.6% of net sales, partially offset by higher raw material costs and increased incentive compensation. EBIT included restructuring charges of $10,563 or 0.6% of net sales and $18,237 or 1.2% of net sales in the 2010 and 2009 periods, respectively.

•

Paints Segment EBIT – EBIT as a percent of net sales improved primarily due to increased net sales, partially offset by higher raw material costs. EBIT included restructuring charges of $1,595 or 0.1% of net sales and $4,429 or 0.4% of net sales in the 2010 and 2009 periods, respectively and Wattyl acquisition fees of $3,173 or 0.3% net sales.

•

All Other EBIT – All Other EBIT includes corporate expenses. EBIT as a percent of net sales improved compared to the prior year due to increased net sales and lower 2010 restructuring charges, partially offset by higher incentive compensation. EBIT included restructuring charges of $225 in 2010 and $5,891 or 2.6% of net sales in 2009.

Interest Expense	2010	2009
Consolidated Interest Expense	$58,267	$50,394

•	Interest Expense – The 2010 increase is primarily due to higher average interest rates resulting from our bond issuance in June of 2009 partially offset by lower average debt levels in 2010.

Effective Tax Rate	2010	2009
Effective Tax Rate	30.4%	32.8%

•	Effective Tax Rate – The decrease in the 2010 effective tax rate primarily reflects the settlement of certain state and foreign income tax audits.

Net Income	2010	2009	% Change
Consolidated Net Income	$222,056	$160,153	38.7%

OPERATIONS 2009 VS. 2008

Net Sales	2009	2008	% Change
Coatings	$1,582,786	$2,053,747	-22.9%
Paints	1,072,372	1,127,073	-4.9%
All Other	223,884	301,558	-25.8%
Consolidated Net Sales	$2,879,042	$3,482,378	-17.3%

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

•

Paints Segment Net Sales – The sales decline for 2009 was 4.0% after excluding the negative effect of foreign currency of 0.9%. Sales were down primarily due to promotional spending to build our brand in the Asia consumer paints product line and weak market conditions in our global automotive refinish product line, partially offset by increased sales in our domestic consumer paints product line. Fiscal year 2009 included 52 weeks compared to 53 weeks in 2008, which negatively affected sales by 1.3%.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and furniture protection plan product lines. Sales for 2009 decreased 23.1% after excluding the negative effect of foreign currency of 2.7%. The lower sales were due to weak demand. Fiscal year 2009 included 52 weeks compared to 53 weeks in 2008, which negatively affected sales by 1.3%.

Gross Profit	2009	2008
Consolidated Gross Profit	$978,928	$977,431
As a percent of Net Sales	34.0%	28.1%

•

Consolidated Gross Profit – The increase in gross profit as a percent of net sales was primarily due to improved raw material cost comparisons, previous customer price increases, favorable product mix and productivity gains from previously completed restructuring actions, partially offset by continuing restructuring charges and higher incentive compensation accruals. Restructuring charges of $22,280 or 0.8% of net sales and $15,694 or 0.5% of net sales were included in the 2009 and 2008 periods, respectively.

Operating Expenses*	2009	2008
Consolidated Operating Expenses	$687,960	$684,056
As a percent of Net Sales	23.9%	19.6%
   *Includes research and development and selling and administrative costs. For breakout see Consolidated Statements of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 0.6% to $687,960 in 2009 compared to the prior year. Operating expenses for 2009 included restructuring charges of $6,277 or 0.2% of net sales. Operating expenses for 2008 included restructuring charges of $7,489 or 0.2% of net sales and a pre-tax gain on the sale of a non-strategic specialty product line of $14,167 or 0.4% of net sales. The operating expense dollar increase is due to the 2008 gain on the sale of the specialty product line and higher 2009 incentive-based compensation accruals, partially offset by favorable effect of foreign currency exchange, benefits from previously completed restructuring actions and effective expense controls.

•

Consolidated Operating Expenses (percent of net sales) – As a percent of consolidated net sales, consolidated operating expenses increased 4.3 percentage points from last year. The increase was primarily due to lower sales volume.

EBIT*	2009	2008
Coatings	$185,528	$188,267
As a percent of Net Sales	11.7%	9.2%
Paints	135,561	94,587
As a percent of Net Sales	12.6%	8.4%
All Other	(32,367)	3,588
As a percent of Net Sales	-14.5%	1.2%
Consolidated EBIT	$288,722	$286,442
As a percent of Net Sales	10.0%	8.2%
   *We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for 2009 increased $2,280 or 0.8% from the prior year. Consolidated EBIT included restructuring charges of $28,557 or 1.0% of net sales and $23,454 or 0.7% of net sales in the 2009 and 2008 periods, respectively. In addition, fiscal year 2008 included a $14,167 gain, or 0.4% of net sales, on the sale of a non-strategic specialty product line. For Consolidated EBIT, as well as EBIT of the segments discussed below, foreign currency fluctuation had no material effect.

•

Coatings Segment EBIT – EBIT included restructuring charges of $18,237 or 1.2% of net sales and $12,951 or 0.6% of net sales in the 2009 and 2008 periods, respectively. The increase in EBIT as a percent of net sales was driven primarily by improved raw material cost comparisons, previous customer price increases and productivity gains from previously completed restructuring actions, partially offset by lower sales volume and higher 2009 restructuring charges compared to 2008.

•

Paints Segment EBIT – EBIT included restructuring charges of $4,429 or 0.4% of net sales and $7,153 or 0.6% of net sales in the 2009 and 2008 periods, respectively. The increase in EBIT as a percent of net sales was driven primarily by improved raw material cost comparisons, previous customer price increases and productivity gains from previously completed restructuring actions.

•

All Other EBIT – All Other EBIT includes corporate expenses. EBIT included restructuring charges of $5,891 or 2.6% of net sales and $3,350 or 1.1% of net sales in the 2009 and 2008 periods, respectively. The 2008 period also included a pre-tax gain on the sale of a non-strategic specialty product line for $14,167, or 4.7% of net sales. The decrease in EBIT as a percent of net sales was driven primarily by the decline in net sales, higher incentive compensation accruals and the 2008 gain.

Interest Expense	2009	2008
Consolidated Interest Expense	$50,394	$57,745

•	Interest Expense – The 2009 decrease is primarily due to lower average debt levels and lower average interest rates.

Effective Tax Rate	2009	2008
Effective Tax Rate	32.8%	34.1%

•	Effective Tax Rate – The lower 2009 tax rate is due to favorable geographic mix of earnings and certain discrete items related to the accounting for uncertain tax positions.

Net Income	2009	2008	% Change
Consolidated Net Income	$160,153	$150,766	6.2%

FINANCIAL CONDITION
Net cash provided by operations was $265,881 in 2010, compared to $337,695 in 2009 and $264,450 in 2008. The cash provided by operations in 2010 was primarily generated by net income, increase in trade accounts payable and other accrued liabilities and an increase in income taxes payable, partially offset by an increase in accounts and notes receivable, an increase in inventories and other assets and a decrease in other deferred liabilities. The $67,514 increase in trade accounts payable and other accrued liabilities is primarily due to an increase in purchases, improved days payables outstanding and the timing of vendor payments. The $21,900 increase in income taxes payable is due to the timing of tax payments. The $58,892 increase in accounts and notes receivable is due to higher sales levels and the timing of customer payments. The $40,251 increase in inventories and other assets is primarily due to the timing of raw material purchases and improved sales volume. The $20,102 decrease in other deferred liabilities is primarily due to discretionary pension plan payments.

During the 2010 period, we used cash on hand, cash provided by operations and $41,917 in proceeds from the sale of treasury stock to fund $115,557 of acquisitions (net of disposal of assets), $118,671 in share repurchases, $63,279 in dividend payments and $67,732 in capital expenditures.

Capital expenditures for property, plant and equipment were $67,732 in 2010, compared with $57,897 in 2009. We anticipate capital spending in 2011 to be approximately $90,000.

The $12,574 of restricted cash is associated with cash collateralization of certain letters of credit. See Note 5 in Notes to Financial Statements for further discussion.

The ratio of total debt to capital was 36.8% at October 29, 2010, compared to 36.9% at October 30, 2009. Average debt outstanding during 2010 was $911,067 at a weighted average interest rate of 6.40% versus $972,657 at 5.18% last year. Interest expense for 2010 was $58,267 compared to $50,394 in 2009.

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our multi-currency credit facilities, senior notes, industrial development bonds, employee benefit plans, non-cancelable operating leases with initial or remaining terms in excess of one year, capital expenditures, commodity purchase commitments and telecommunication commitments. Some of our interest charges are variable and are assumed at current rates.

The following table summarizes our fixed cash obligations as of October 29, 2010, which reflects the extended maturity of our bank syndicate facility to December 31, 2014, for the fiscal years ending in October:

	2011	2012	2013	2014	2015	2016 and thereafter	Total
Notes & Interest to Banks	$14,779	$14,122	$78,962	$1,380	$50,230	$—	$159,473
Senior Notes & Interest	49,725	244,100	38,475	38,475	186,563	542,456	1,099,794
Industrial Development Bonds & Interest	55	55	55	55	12,537	—	12,757
Medical Retiree/SERP/Pension	3,483	1,816	1,887	1,908	1,898	18,080	29,072
Operating Leases	32,882	25,819	18,393	12,938	9,327	30,999	130,358
Capital Expenditures	2,423	—	—	—	—	—	2,423
Commodity Purchase Commitments	1,081	—	—	—	—	—	1,081
Telecommunication Commitments	3,475	808	808	808	606	—	6,505
Total Contractual Cash Obligations	$107,903	$286,720	$138,580	$55,564	$261,161	$591,535	$1,441,463

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $17,817 as of October 29, 2010, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 10 in Notes to Consolidated Financial Statements.

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

In June 2009, we entered into a $465,000 unsecured committed revolving credit facility with a syndicate of banks expiring on June 30, 2012. The bank syndicate facility replaced our $150,000 364-day credit agreement that was due to mature in November 2009 and our $600,000 five-year credit agreement that was due to mature in October 2010, which were both terminated on June 26, 2009. During the fourth quarter of 2009, the bank syndicate facility was expanded by $10,000 to a total facility size of $475,000. Under this facility, we had $50,000 outstanding as of October 29, 2010 and October 30, 2009. Subsequent to October 29, 2010, the maturity date of the bank syndicate facility was extended from June 30, 2012 to December 31, 2014 and the facility was expanded by $75,000 to a total facility size of $550,000. The bank syndicate facility is a backstop to our $350,000 U.S. commercial paper program established in 2006, under which we had zero outstanding as of October 29, 2010 and October 30, 2009. In connection with the bank syndicate facility, we entered into a bilateral U.S. dollar equivalent $14,534 unsecured committed revolving credit facility that expires on June 30, 2012 under which we had notes to banks totaling $7,751 and $10,593 at October 29, 2010 and October 30, 2009, respectively. During the fourth quarter of 2010, we entered into a three-year bilateral U.S. dollar equivalent $87,201 unsecured committed revolving credit facility, under which $72,963 was outstanding as of October 29, 2010.

The credit facilities contain covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 29, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Outstanding borrowings under these debt arrangements were $8,088 and $7,278 as of October 29, 2010 and October 30, 2009, respectively.

At October 29, 2010, we had unused lines of committed and uncommitted credit available from banks of $638,419.

We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected needs for financing. In the current market conditions, and through the recent credit crisis, we have demonstrated continued access to these markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

Our cash and cash equivalent balances consist of high quality short-term money market instruments and cash held by our international subsidiaries that are used to fund day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among many financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk-related contingent features in our derivative contracts as of October 29, 2010.

Common stock dividends of $63,279 in 2010 represented a 5.3% increase over 2009. The dividend in 2010 was increased to $0.64 per share from $0.60 per share in 2009.

We have continuing authorization to purchase shares of our common stock at management’s discretion for general corporate purposes. We repurchased 4,000,000 shares totaling $118,671 in 2010 compared to 2,000,000 shares totaling $54,387 in 2009 and 1,850,000 shares totaling $39,675 in 2008.

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

Supplier and Customer Rebates
In accordance with underlying agreements, as they are earned, we estimate and record supplier and customer rebates as a reduction of cost of goods sold or a reduction to revenue, respectively. The customer rebate estimate is developed based on historical experience plus current activity for the customer’s purchases. Customer rebates that increase based on different levels of sales volume are recognized immediately when the current activity plus expected volume triggers a higher earned rebate. The supplier rebate estimate is developed based on contractual terms of our current purchasing activity. Supplier rebates that increase based on different levels of purchases are recognized when there is certainty that the current level of purchases will trigger a higher rebate earned.

Valuation of Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Other intangible assets consist of customer lists and relationships, purchased technology and patents and trademarks.

Goodwill for our four reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations, to its book carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, the implied fair value is compared to the carrying amount of the goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference. The implied fair value is calculated by allocating the fair value of the reporting unit (as determined in step 1) to all of its assets and liabilities (including unrecognized intangible assets) and any excess in fair value that is not assigned to the assets and liabilities is the implied fair value of goodwill.

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

During the fourth quarters of 2010 and 2009, management completed the annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as forecasted sales growth rates, forecasted operating margin improvements and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Additionally, in assessing goodwill impairment we considered the implied control premium and concluded it was reasonable based on other recent market transactions. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

The discount rate, sales growth and operating margin improvement assumptions are the three material assumptions utilized in our calculations of the present value cash flows used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. We utilize a cash flow approach (level 3 valuation technique) in estimating the fair value of the reporting units, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate, sales growth and operating margin improvement assumptions used. The estimated fair value of the reporting units and indefinite-lived intangible assets has historically exceeded the carrying value of such reporting units or indefinite-lived intangible assets by a substantial amount. We perform a sensitivity analysis on the discount rate, revenue growth and operating margin improvement assumptions. The discount rate could increase by more than 10% of the discount rate utilized, the sales growth assumption could decline to a zero growth environment, or costs could remain at the current spending level with no cost savings realized in future periods and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value. We do not have any reporting units that are at risk of failing step 1 of our goodwill impairment test. Also, we do not have any indefinite-lived intangible assets at risk of failing our impairment test. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill, see Note 8 in Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. We account for our defined benefit pension plans and post-retirement medical plans in accordance with GAAP, which requires the amount recognized in financial statements to be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,772 in 2010. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 13 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

Forward-looking statements are based on management’s current expectations, estimates, assumptions and beliefs about future events, conditions and financial performance. Forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement. We may identify forward-looking statements with words and phrases such as “expects,” “projects,” “estimates,” “anticipates,” “believes,” “could,” “may,” “will,” “plans to,” “intend,” “should” and similar expressions.

These risks, uncertainties and other factors include, but are not limited to, deterioration in general economic conditions, both domestic and international, that may adversely affect our business; fluctuations in availability and prices of raw materials, including raw material shortages and other supply chain disruptions, and the inability to pass along or delays in passing along raw material cost increases to our customers; dependence of internal sales and earnings growth on business cycles affecting our customers and growth in the domestic and international coatings industry; market share loss to, and pricing or margin pressure from, larger competitors with greater financial resources; significant indebtedness that restricts the use of cash flow from operations for acquisitions and other investments; dependence on acquisitions for growth, and risks related to future acquisitions, including adverse changes in the results of acquired businesses, the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operations and achievement of profitable growth in developing markets, including Asia and Central and South America; loss of business with key customers; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; changes in governmental regulation, including more stringent environmental, health and safety regulations; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; unusual weather conditions adversely affecting sales; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; and civil unrest and the outbreak of war and other significant national and international events.

We undertake no obligation to subsequently revise any forward-looking statement to reflect new information, events or circumstances after the date of such statement.

OFF-BALANCE SHEET ARRANGEMENTS
We do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not hedged our exposure to translation gains and losses; however, we have reduced our exposure by borrowing funds in local currencies. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position.

We are also subject to interest rate risk. At October 29, 2010, approximately 10.6% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 29, 2010 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 29, 2010. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 29, 2010. That report is included herein.

William L. Mansfield
Chairman and Chief Executive Officer

Lori A. Walker
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Valspar Corporation

We have audited The Valspar Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of October 29, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Valspar Corporation maintained, in all material respects, effective internal control over financial reporting as of October 29, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of October 29, 2010, and October 30, 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 29, 2010, and our report dated December 21, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 29, 2010, and October 30, 2009, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended October 29, 2010. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 29, 2010, and October 30, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13, Pension and Other Postretirement Benefits, to the consolidated financial statements, effective October 30, 2009, the Corporation adopted the measurement provision originally issued in Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (codified primarily in FASB ASC 715).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 29, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2010, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 21, 2010

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 29, 2010	October 30, 2009
Assets
Current Assets	Cash and cash equivalents	$167,621	$187,719
	Restricted cash	12,574	—
	Accounts and notes receivable less allowance (2010 – $17,459; 2009 – $21,768)	628,589	518,188
	Inventories	349,149	238,449
	Deferred income taxes	49,069	34,479
	Prepaid expenses and other	77,920	83,631
	Total Current Assets	1,284,922	1,062,466
Goodwill		1,355,818	1,337,997
Intangibles, net		637,390	629,923
Other Assets		17,398	4,192
Long-Term Deferred Income Taxes		4,778	5,358
Property, Plant and Equipment	Land	72,504	35,815
	Buildings	383,014	339,219
	Machinery and equipment	870,552	710,113
	Gross Property, Plant and Equipment	1,326,070	1,085,147
	Less accumulated depreciation	(758,440)	(614,059)
	Net Property, Plant and Equipment	567,630	471,088
	Total Assets	$3,867,936	$3,511,024
Liabilities and Stockholders’ Equity
Current Liabilities	Notes payable and commercial paper	$8,088	$7,278
	Trade accounts payable	447,303	349,999
	Income taxes	33,331	4,762
	Other accrued liabilities	396,129	349,440
	Total Current Liabilities	884,851	711,479
Long-Term Debt		943,216	873,095
Deferred Income Taxes		256,525	235,975
Other Long-Term Liabilities		152,979	185,968
	Total Liabilities	2,237,571	2,006,517
Stockholders’ Equity	Common stock (par value $0.50; authorized – 250,000,000 shares; shares issued, including shares in treasury – 2010: 118,442,624; 2009: 118,442,624)	59,220	59,220
	Additional paid-in capital	383,167	353,086
	Retained earnings	1,428,515	1,269,738
	Accumulated other comprehensive income (loss)	88,087	67,997
	Less cost of common stock in treasury (2010 – 20,415,334; 2009 – 18,960,410)	(328,624)	(245,534)
	Total Stockholders’ Equity	1,630,365	1,504,507
	Total Liabilities and Stockholders’ Equity	$3,867,936	$3,511,024

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in thousands, except per share amounts)

For the Year Ended	October 29, 2010 (52 weeks)	October 30, 2009 (52 weeks)	October 31, 2008 (53 weeks)
Net Sales	$3,226,687	$2,879,042	$3,482,378
Cost of Sales	2,155,009	1,900,114	2,504,947
Gross Profit	1,071,678	978,928	977,431
Research and Development	100,236	91,303	96,552
Selling, General and Administrative	595,365	596,657	587,504
Income from Operations	376,077	290,968	293,375
Interest Expense	58,267	50,394	57,745
Other (Income)/Expense – net	(1,387)	2,246	6,933
Income before Income Taxes	319,197	238,328	228,697
Income Taxes	97,141	78,175	77,931
Net Income	$222,056	$160,153	$150,766
Huarun Redeemable Stock Accrual[1]	—	(9,954)	(12,195)
Net Income Available to Common Stockholders	$222,056	$150,199	$138,571
Net Income Per Common Share – Basic	$2.25	$1.50	$1.39
Net Income Per Common Share – Diluted	$2.20	$1.49	$1.38

[1]	For more information on the Huarun Redeemable Stock Accrual see Note 2 in Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 26, 2007	$59,220	$312,343	$1,108,051	$(180,688)	$81,871	$1,380,797
Net Income	—	—	150,766	—	—	150,766
Foreign Currency Translation	—	—	—	—	8,184	8,184
Change in Unfunded Benefit Obligations, net of tax of $868	—	—	—	—	(419)	(419)
Net Gain (Loss) on Financial Instruments, net of tax of $250	—	—	—	—	400	400
Comprehensive Income						$158,931
Restricted Stock Granted for 56,634 Shares, net of forfeitures	—	397	—	670	—	1,067
Common Stock Options Exercised of 1,179,702 Shares	—	9,103	—	12,211	—	21,314
Purchase of Shares of Common Stock for Treasury of 1,850,000 Shares	—	—	—	(39,675)	—	(39,675)
Cash Dividends on Common Stock – $0.56 per Share	—	—	(55,854)	—	—	(55,854)
Stock Option Expense	—	9,240	—	—	—	9,240
Huarun Redeemable Stock Accrual	—	—	(12,195)	—	—	(12,195)
Cumulative effect of adopting FIN 48 (FASB ASC Topic 740)	—	—	(10,757)	—	—	(10,757)
Balance, October 31, 2008	$59,220	$331,083	$1,180,011	$(207,482)	$90,036	$1,452,868
Net Income	—	—	160,153	—	—	160,153
Foreign Currency Translation	—	—	—	—	8,186	8,186
Change in Unfunded Benefit Obligations, net of tax of $20,915	—	—	—	—	(35,323)	(35,323)
Net Gain (Loss) on Financial Instruments, net of tax of $3,191	—	—	—	—	5,098	5,098
Comprehensive Income						$138,114
Restricted Stock Granted for 112,990 Shares	—	837	—	1,272	—	2,109
Common Stock Options Exercised of 1,426,341 Shares	—	11,781	—	15,063	—	26,844
Purchase of Shares of Common Stock for Treasury of 2,000,000 Shares	—	—	—	(54,387)	—	(54,387)
Cash Dividends on Common Stock – $0.60 per Share	—	—	(60,116)	—	—	(60,116)
Stock Option Expense	—	9,385	—	—	—	9,385
Huarun Redeemable Stock Accrual	—	—	(9,954)	—	—	(9,954)
Pension Plans Measurement Date Change (see Note 13 in Notes to Consolidated Financial Statements)	—	—	(356)	—	—	(356)
Balance, October 30, 2009	$59,220	$353,086	$1,269,738	$(245,534)	$67,997	$1,504,507
Net Income	—	—	222,056	—	—	222,056
Foreign Currency Translation	—	—	—	—	21,921	21,921
Change in Unfunded Benefit Obligations, net of tax of ($420)	—	—	—	—	(1,421)	(1,421)
Net Gain (Loss) on Financial Instruments, net of tax of $258	—	—	—	—	(410)	(410)
Comprehensive Income						$242,146
Restricted Stock Granted for 325,949 Shares, net of forfeitures	—	2,327	—	4,340	—	6,667
Director Stock Granted for 21,842 Shares					351	351
Common Stock Options Exercised of 2,232,383 Shares	—	18,743	—	30,890	—	49,633
Purchase of Shares of Common Stock for Treasury of 4,000,000 Shares	—	—	—	(118,671)	—	(118,671)
Cash Dividends on Common Stock – $0.64 per Share	—	—	(63,279)	—	—	(63,279)
Stock Option Expense	—	9,011	—	—	—	9,011
Balance, October 29, 2010	$59,220	$383,167	$1,428,515	$(328,624)	$88,087	$1,630,365

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

For the Year Ended		October 29, 2010 (52 weeks)	October 30, 2009 (52 weeks)	October 31, 2008 (53 weeks)
OPERATING ACTIVITIES:
	Net Income	$222,056	$160,153	$150,766
	Adjustments to Reconcile Net Income to Net Cash (Used In)/Provided by Operating Activities:
	Depreciation	74,039	75,287	72,894
	Amortization	7,273	7,575	7,937
	Stock-based Compensation	9,011	9,385	9,240
	Deferred Income Taxes	3,240	18,397	(7,488)
	(Gain)/Loss on Asset Divestitures	(12,419)	940	(7,916)
	Changes in Certain Assets and Liabilities, Net of Effects of Acquired Businesses:
	Decrease/(Increase) in Accounts and Notes Receivable	(58,892)	40,530	(21,993)
	Decrease/(Increase) in Inventories and Other Assets	(40,251)	37,751	13,432
	Increase/(Decrease) in Trade Accounts Payable and Other Accrued Liabilities	67,514	15,045	31,013
	Increase/(Decrease) in Income Taxes Payable	21,900	(17,554)	25,988
	Increase/(Decrease) in Other Deferred Liabilities	(20,102)	(29,371)	(8,229)
	Settlement of Treasury Lock Contracts	—	11,600	—
	Other	(7,488)	7,957	(1,194)
	Net Cash (Used In)/Provided by Operating Activities	265,881	337,695	264,450
INVESTING ACTIVITIES:
	Purchases of Property, Plant and Equipment	(67,732)	(57,897)	(43,045)
	Acquisition of Businesses, Net of Cash Acquired	(143,365)	—	(64,647)
	Cash Proceeds on Disposal of Assets	27,808	581	38,210
	(Increase)/Decrease in Restricted Cash	(12,574)	—	—
	Purchase of Huarun Redeemable Stock	—	(45,047)	(21,501)
	Net Cash (Used in)/Provided by Investing Activities	(195,863)	(102,363)	(90,983)
FINANCING ACTIVITIES:
	Proceeds from Issuance of Debt	40,984	296,772	—
	Payments on Senior Notes	—	—	(100,000)
	Net Change in Other Borrowings	(132)	(346,623)	18,104
	Proceeds from Sale of Treasury Stock	41,917	23,956	20,200
	Treasury Stock Purchases	(118,671)	(54,387)	(39,675)
	Excess Tax Benefit from Stock-Based Compensation	4,791	1,343	473
	Payments on Deferred Liability – Excess Cash - Huarun	—	(4,818)	(11,390)
	Dividends Paid	(63,279)	(60,116)	(55,854)
	Net Cash (Used in)/Provided by Financing Activities	(94,390)	(143,873)	(168,142)
	Increase/(Decrease) in Cash and Cash Equivalents	(24,372)	91,459	5,325
	Effect of Exchange Rate Changes on Cash and Cash Equivalents	4,274	6,187	(200)
Cash and Cash Equivalents at Beginning of Year		187,719	90,073	84,948
Cash and Cash Equivalents at End of Year		$167,621	$187,719	$90,073

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2010, 2009 and 2008
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2010, 2009 and 2008 include 52, 52 and 53 weeks, respectively.

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

Restricted Cash: Represents cash that is restricted from withdrawal and primarily serves as collateral for our liability insurance programs.

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

Goodwill for our four reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit, as computed primarily by present value cash flow calculations (Level 3 valuation technique), to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit (as determined in step 1). If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss equal to the difference.

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

During the fourth quarters of 2010 and 2009, management completed the annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified.

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

Advertising Costs: Advertising costs are expensed as incurred and totaled $84,807 (2.6% of net sales), $82,096 (2.9% of net sales) and $93,925 (2.7% of net sales) in 2010, 2009 and 2008, respectively.

Foreign Currency: Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is recorded as a component of stockholders’ equity (accumulated other comprehensive income (loss)). Gains and losses from foreign currency transactions are included in other expense (income), net.

Net Income Per Share: The following table reflects the components of common shares outstanding for the three most recent fiscal years:

	2010	2009	2008
Weighted-average common shares outstanding – basic	98,521,088	100,036,809	99,650,574
Dilutive effect of stock options and unvested restricted stock	2,345,119	884,642	675,675
Equivalent average common shares outstanding – diluted	100,866,207	100,921,451	100,326,249

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 1,065,425, 5,248,594 and 4,176,277 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2010, 2009 and 2008, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments: All financial instruments are held for purposes other than trading. See Note 6 for additional information.

Accumulated Other Comprehensive Income (Loss): Period end balances for accumulated other comprehensive income (loss) are comprised of the following:

	Year ended October 29, 2010	Year ended October 30, 2009	Year ended October 31, 2008
Foreign currency translation	$159,966	$138,045	$129,859
Pension and postretirement benefits, net	(79,100)	(77,679)	(42,356)
Unrealized gain (loss) on financial instruments	7,221	7,631	2,533
Accumulated other comprehensive income (loss)	$88,087	$67,997	$90,036

Research and Development: Research and development is expensed as incurred.

Fair Value Measurements: We measure certain assets and liabilities at fair value or disclose the fair value of certain assets and liabilities recorded at cost in the consolidated financial statements. Fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The fair value accounting rules establish a fair value hierarchy which requires assets and liabilities measured at fair value to be categorized into one of three levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. The three levels are defined as follows:

•	Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Observable inputs, other than those included in Level 1, based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.

•

Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2010 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and the assumption of Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl had fiscal year 2010 net sales of approximately AUD 386,500. Wattyl distributes leading paint brands through independent dealers, hardware chains, home centers and approximately 135 company-owned stores. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010 and a preliminary allocation of the purchase price has been completed. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

In June 2010, we sold certain non-strategic metal decorating inks assets, including inventory and intellectual property, to DIC Corporation of Japan. The sale was recorded at fair value in the third quarter of 2010 and resulted in a net gain, which was recorded as a reduction to Selling, General and Administrative expenses.

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

The net sales for both the June 2010 divesture and acquisition are immaterial to our consolidated results.

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

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun) from Champion Regal and certain other stockholders. Certain of the shares not purchased by us in July 2006 were subject to various put and call rights. The put and call rights were classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock, reducing the balance to zero. Acquisition accounting was applied upon the acquisition of the shares in 2009 and 2008. The balance in Huarun Redeemable Stock was zero at October 29, 2010 and October 30, 2009.

The Huarun Redeemable Stock was accrued to redemption value and the amount of accretion is shown as an adjustment below net income to arrive at the net income available to common stockholders. We accrued $9,954 and $12,195 during 2009 and 2008, respectively, which reduced basic and diluted net income per common share by $0.10 and $0.12, respectively.

The terms of the acquisition also required us to pay to Champion Regal and certain other stockholders an amount equal to the excess cash, as defined in the purchase agreement, held by Huarun as of the closing date. The liability was to be paid as soon as practical before the third anniversary of the closing date, including interest at 6%. The excess cash was recorded as a deferred liability under purchase accounting. We made a payment of $4,818 plus accrued interest during the first quarter of 2009 to reduce this liability to zero. During fiscal year 2008 we paid $11,390 plus interest.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2010	2009
Manufactured products	$215,045	$134,535
Raw materials, supplies and work-in-progress	134,104	103,914
	$349,149	$238,449

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $129,161 at October 29, 2010 and $122,688 at October 30, 2009, approximately $67,672 and $53,426 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $33,944 and $24,120 of issued checks, which had not cleared our bank accounts as of October 29, 2010 and October 30, 2009, respectively.

Other accrued liabilities include the following:

	2010	2009
Employee compensation	$133,769	$117,080
Uninsured loss reserves and deferred revenue	74,745	63,476
Customer volume rebates and incentives	60,141	53,018
Contribution to employees’ retirement trusts	24,916	21,592
Interest	20,639	20,372
Taxes, insurance, professional fees and services	29,518	21,455
Advertising and promotions	24,233	23,529
Restructuring	5,955	6,144
Deferred tax liability	2,128	2,155
Other	20,085	20,619
	$396,129	$349,440

NOTE 5 – DEBT AND MONEY MARKET SECURITIES

Our debt consists of the following:

	2010	2009
Total Short-term Borrowings (weighted average interest rate of 6.57% at October 29, 2010)	$8,088	$7,278
Notes to banks (2.76% – 7.21% at October 29, 2010)	$130,714	$60,593
Senior notes
Due 2012 at 5.625%	200,000	200,000
Due 2015 at 5.10%	150,000	150,000
Due 2017 at 6.05%	150,000	150,000
Due 2019 at 7.25%	300,000	300,000
Industrial development bonds (0.44% at October 29, 2010 payable in 2015)	12,502	12,502
Total Long-term Debt	$943,216	$873,095
Total Debt	$951,304	$880,373

Our bank credit facilities consist of the following:

	October 29, 2010
	Total Outstanding	Committed Facility Size
December 2014 bank syndicate facility	$50,000	$550,000
June 2012 bilateral facility	7,751	14,534
September 2013 bilateral facility	72,963	87,201
Total unsecured committed revolving credit	$130,714	$651,735
Uncommitted bank lines of credit	$8,088	$125,486
Total bank credit facilities	$138,802	$777,221

	October 30, 2009
	Total Outstanding	Committed Facility Size
June 2012 bank syndicate facility	$50,000	$475,000
June 2012 bilateral facility	10,593	13,500
Total unsecured committed revolving credit	$60,593	$488,500
Uncommitted bank lines of credit	$7,278	$117,535
Total bank credit facilities	$67,871	$606,035

In June 2009, we entered into a $465,000 unsecured revolving credit facility with a syndicate of banks expiring on June 30, 2012. The bank syndicate facility replaced our $150,000 364-day credit agreement that was due to mature in November 2009 and our $600,000 five-year credit agreement that was due to mature in October 2010, which were both terminated on June 26, 2009. During the fourth quarter of 2009, the bank syndicate facility was expanded by $10,000 to a total facility size of $475,000. Subsequent to October 29, 2010, the maturity date of the bank syndicate facility was extended from June 30, 2012 to December 31, 2014 and the facility was expanded by $75,000 to a total facility size of $550,000. The bank syndicate facility is a backstop to our $350,000 U.S. commercial paper program established in 2006, under which there were no amounts outstanding as of October 29, 2010 and October 30, 2009. In connection with the bank syndicate facility we entered into a bilateral U.S. dollar equivalent $14,534 unsecured committed revolving credit facility in June 2009 that expires June 30, 2012. During the fourth quarter of 2010, we entered a three-year U.S. dollar equivalent $87,201 unsecured committed revolving credit facility. The September 2013 facility is a bilateral facility to the bank syndicate facility.

The credit facilities contain covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 29, 2010. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 6.57% in 2010, 5.70% in 2009 and 5.88% in 2008.

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

The future maturities of long-term debt, after giving effect to the extended maturity of our bank syndicate facility to December 31, 2014, are as follows:

Maturities
2011	$—
2012	207,751
2013	72,963
2014	—
2015	212,502
Thereafter	450,000

Interest paid during 2010, 2009 and 2008 was $58,067, $42,648 and $61,485, respectively.

The table below summarizes the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities.

	October 29, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$917,728
Non-publicly traded debt	151,304	149,853
Total debt	$951,304	$1,067,581

	October 30, 2009
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$867,942
Non-publicly traded debt	80,373	77,676
Total debt	$880,373	$945,618

We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

We invest in money market funds with high-credit quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our money market funds are $41,212 and $74,119 as of October 29, 2010 and October 30, 2009, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets are classified as Level 1 inputs under the fair value hierarchy, see Note 1 for more information on fair value measurements.

Restricted cash represents cash that is restricted from withdrawal. As of October 29, 2010 and October 30, 2009, we had restricted cash of $12,574 and zero, respectively. Such restricted cash primarily serves as collateral for our liability insurance programs.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of October 29, 2010.

At October 29, 2010, we had an aggregate $50,000 notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature during fiscal year 2011. The interest rate swap contracts are reflected at fair value in the consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts. We had $50,000 notional amount of interest rate swap contracts in place as of October 30, 2009. There was no ineffectiveness for these swaps for the year ended October 29, 2010 or for the year ended October 30, 2009. During the third quarter of 2009, we terminated $50,000 notional amount of interest rate swap contracts yielding a pretax loss of $1,667. The interest rate swap contracts were terminated as a result of the repayment of the hedged LIBOR based borrowings. The loss is reflected as an increase to interest expense in our statement of income for the third quarter of 2009.

At October 29, 2010, we had $8,629 notional amount of foreign currency contracts that mature during fiscal year 2011. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses were recognized in other expense (income) when they occurred. At October 30, 2009, we had approximately $8,665 notional amount of foreign currency contracts maturing in fiscal year 2010. There was no ineffectiveness for these hedges during 2010 or 2009.

At October 29, 2010 and at October 30, 2009 we had no treasury lock contracts in place. In the third quarter of 2009, we terminated $150,000 of treasury lock contracts as a result of our bond issuance, yielding a pretax gain of $11,600. The unamortized gain is reflected, net of tax, in accumulated other comprehensive income in our consolidated balance sheet as of October 29, 2010 and is being reclassified ratably to our statements of income as a decrease to interest expense over the term of the related debt.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at October 29, 2010	Fair Value at October 30, 2009
	Level 2 *	Level 2 *
Liabilities
Accrued liabilities other:
Foreign currency contracts	$366	$170
Interest rate swap contracts	385	—
Other long-term liabilities:
Interest rate swap contracts	—	1,476
Total Liabilities	$751	$1,646
*See Note 1 for more information on fair value measurements.

Derivative gains (losses) recognized in AOCI ** and on the Consolidated Statement of Income for fiscal year ended October 29, 2010 and October 30, 2009, respectively, are as follows:

October 29, 2010	Amount of Gain (Loss) Recognized in AOCI**	Statement of Income Classification	Amount of Gain (Loss) Recognized in Earnings**
Derivatives designated as cash flow hedges
Foreign currency contracts	$(195)	Other income / (expense), net	$177
Treasury lock contracts	(1,564)	Interest expense	1,564
Interest rate swap contracts	1,091	Interest expense	(1,354)
Total derivatives designated as cash flow hedges	$(668)		$387

October 30, 2009	Amount of Gain (Loss) Recognized in AOCI**	Statement of Income Classification	Amount of Gain (Loss) Recognized in Earnings**
Derivatives designated as cash flow hedges
Foreign currency contracts	$(1,726)	Other income / (expense), net	$1,031
Treasury lock contracts	10,713	Interest expense	887
Interest rate swap contracts	(698)	Interest expense	(3,395)
Total derivatives designated as cash flow hedges	$8,289		$(1,477)

**Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the full year derivative activity.

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

Changes in the recorded amounts, both short and long-term, during the period are as follows:

Balance, October 26, 2007	$85,142
Additional net deferred revenue/accrual made during the period	5,311
Payments made during the period	(12,460)
Balance, October 31, 2008	$77,993
Additional net deferred revenue/accrual made during the period	(699)
Payments made during the period	(6,791)
Balance, October 30, 2009	$70,503
Amount acquired through acquisitions	1,913
Additional net deferred revenue/accrual made during the period	11,680
Payments made during the period	(9,189)
Balance, October 29, 2010	$74,907

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 29, 2010 and October 30, 2009 are as follows:

	Coatings	Paints	Other	Total
Balance, October 31, 2008	$1,096,243	$234,424	$22,146	$1,352,813
Goodwill acquired (disposed/adjusted)	(16,622)	(1,102)	—	(17,724)
Currency translation gain (loss)	(159)	1,482	1,585	2,908
Balance, October 30, 2009	$1,079,462	$234,804	$23,731	$1,337,997
Goodwill acquired (disposed/adjusted)	4,123	5,191	—	9,314
Currency translation gain (loss)	7,942	322	243	8,507
Balance, October 29, 2010	$1,091,527	$240,317	$23,974	$1,355,818

The increase in goodwill during fiscal year 2010 is due to foreign currency translation, the acquisition of Watty Limited and the purchase of certain assets and the shares of DIC Coatings India Limited from DIC Corporation of Japan.

The balance as of October 30, 2009 reflects the final purchase price allocation related to the acquisition of Aries ($17,252 was reclassified from goodwill to other intangible assets, pretax).

Information regarding our other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Balance, October 30, 2009
Customer Lists	40 years	$280,728	$(42,219)	$238,509
Technology	Indefinite	204,144	—	204,144
Trademarks	Indefinite	186,835	—	186,835
Other	10 years	11,538	(11,103)	435
		$683,245	$(53,322)	$629,923
Balance, October 29, 2010
Customer Lists	40 years	$285,650	$(49,411)	$236,239
Technology	Indefinite	204,469	—	204,469
Trademarks	Indefinite	196,295	—	196,295
Other	10 years	11,571	(11,184)	387
		$697,985	$(60,595)	$637,390

The balance as of October 29, 2010 reflects the provisional allocation related to the acquisition of Wattyl Limited ($8,110 was allocated to trademarks) and the acquisition of certain assets from DIC Corporation ($3,420 was allocated to customer lists).

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the Customer List and Other categories were 33 years and 4 years, respectively.

Total intangible asset amortization expense was $7,273, $7,575 and $7,937 in 2010, 2009 and 2008, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of October 29, 2010 was approximately $7,500 annually.

NOTE 9 – STOCK-BASED COMPENSATION

Until February 2009, we had stock-based compensation plans composed of stock options, restricted stock and stock awards, which could be granted to officers, employees, non-employee directors and consultants. In February 2009, stockholders approved a new equity compensation plan, the 2009 Omnibus Equity Plan (Omnibus Plan). The new plan resulted in one pool of reserved shares that will be used for equity grants, totaling 5,229,684 shares, equal to the total reserved shares remaining under the previous equity compensation plans at the time the Omnibus Plan was approved. Under the new plan, equity compensation awarded through restricted stock or stock awards reduces the pool of reserved shares at a multiple of 2.53 times the actual number of shares awarded. Stock option awards reduce the reserved shares pool at a rate equal to the number of options granted. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years. Stock awards are issued and outstanding upon date awarded. The table below summarizes the stock option and restricted stock activity for the three years ended October 29, 2010. The table below includes the shares reserved in one pool even though the Omnibus Plan was not in effect until February 2009.

	Shares Reserved	Shares Outstanding
Balance, October 26, 2007	6,380,664	12,169,386
Granted – Restricted Stock	(86,493)	86,493
Granted – Stock Options	(1,900,734)	1,900,734
Vested – Restricted Stock	—	(104,477)
Exercised – Stock Options	—	(1,179,702)
Forfeited – Restricted Stock	29,859	(29,859)
Canceled – Stock Options	583,118	(583,118)
Balance, October 31, 2008	5,006,414	12,259,457
Granted – Restricted Stock	(131,792)	112,990
Granted – Stock Options	(1,776,650)	1,776,650
Vested – Restricted Stock	—	(101,559)
Exercised – Stock Options	—	(1,426,341)
Forfeited – Restricted Stock	—	—
Canceled – Stock Options	384,590	(384,590)
Balance, October 30, 2009	3,482,562	12,236,607
Reserve Increase *	3,000,000	—
Granted – Restricted Stock	(851,421)	336,530
Granted – Stock Options	(705,500)	705,500
Issued – Stock Awards	(55,260)	—
Vested – Restricted Stock	—	(50,224)
Exercised – Stock Options	—	(2,232,383)
Forfeited – Restricted Stock	26,770	(10,581)
Canceled – Stock Options	94,789	(94,789)
Balance, October 29, 2010	4,991,940	10,890,660
*On June 9, 2010, we filed an S-8 registration statement to add 3,000,000 shares to reserve for the Omnibus Plan.

Stock Options: Total stock-based compensation expense included in our Consolidated Statements of Income in fiscal 2010, 2009 and 2008 was $9,011, $9,385 and $9,240, respectively. Awards to retirement-eligible employees are expensed at the grant date.

As of October 29, 2010, there was $8,069 of total unrecognized before-tax compensation cost related to non-vested awards that is expected to be recognized over a weighted-average period of 1.8 years.

Stock option activity for the three years ended October 29, 2010 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, October 26, 2007	11,873,804	$21.21	5.9 years	$44,605
Granted	1,900,734	18.62
Exercised	(1,179,702)	17.12		6,514
Canceled	(583,118)	24.14
Balance, October 31, 2008	12,011,718	$21.06	5.9 years	$17,036
Granted	1,776,650	26.34
Exercised	(1,426,341)	17.55		10,140
Canceled	(384,590)	20.75
Balance, October 30, 2009	11,977,437	$22.27	6.1 years	$41,073
Granted	705,500	31.48
Exercised	(2,232,383)	19.26		24,073
Canceled	(94,789)	24.99
Balance, October 29, 2010	10,355,765	$23.52	6.0 years	$88,858
Exercisable	7,784,429	22.68	5.2 years	73,351

Options exercisable of 8,576,291 at October 30, 2009 and 8,936,910 at October 31, 2008 had weighted average exercise prices of $21.69 and $20.82, respectively.

The total intrinsic value at October 29, 2010 is based on our closing stock price on the last trading day of the year for in-the-money options. The exercise prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	2010	2009	2008
Expected dividend yield	2.0%	2.3%	3.0%
Expected stock price volatility	28.0%	30.0%	27.9%
Risk-free interest rate	2.0%	2.9%	3.4%
Expected life of options	7.4 years	6 years	6 years
Weighted average fair value on the date of grant	$8.02	$6.89	$4.29

Restricted Stock – We grant restricted stock to certain employees through our Omnibus Plan. Previously, we granted restricted stock to certain employees through share reserves under our Key Employee Bonus Plan and our Stock Incentive Plan. In February 2009, the share reserves under the Omnibus Plan replaced those reserves.

The following table sets forth a reconciliation of restricted shares for the three years ended October 29, 2010.

	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 26, 2007	295,582	$25.32	$7,262
Granted	86,493	21.34	1,845
Vested	(104,477)	23.91	2,138
Forfeited	(29,859)	26.10	(779)
Balance, October 31, 2008	247,739	$24.44	$5,066
Granted	112,990	18.66	2,109
Vested	(101,559)	24.35	1,902
Forfeited	—	—	—
Balance, October 30, 2009	259,170	$21.95	$6,575
Granted	336,530	27.54	9,268
Vested	(50,224)	25.60	1,522
Forfeited	(10,581)	27.66	(293)
Balance, October 29, 2010	534,895	$25.01	$17,170

NOTE 10 – INCOME TAXES

Income before income taxes consisted of the following:

	2010	2009	2008
Domestic	$170,505	$163,737	$161,556
Foreign	148,692	74,591	67,141
	$319,197	$238,328	$228,697

Significant components of the provision for income taxes are as follows:

	2010	2009	2008
Current
Federal	$50,698	$34,038	$53,256
State	(934)	3,682	6,927
Foreign	44,137	22,058	25,236
Total Current	93,901	59,778	85,419
Deferred
Federal	1,646	12,618	(2,556)
State	561	2,576	(777)
Foreign	1,033	3,203	(4,155)
Total Deferred	3,240	18,397	(7,488)
Total Income Taxes	$97,141	$78,175	$77,931

Significant components of our deferred tax assets and liabilities are as follows:

	2010	2009	2008
Deferred tax assets:
Insurance-related accruals	$7,220	$9,546	$9,586
Compensation-related accruals	32,331	25,065	21,911
Deferred revenue	9,772	11,226	11,819
Pension	17,604	24,908	11,502
Other	53,909	49,414	51,901
Total deferred tax assets	120,836	120,159	106,719
Deferred tax liabilities:
Tax in excess of book depreciation	(50,806)	(43,606)	(34,057)
Amortization	(261,527)	(259,294)	(249,060)
Other	(13,309)	(15,552)	(14,592)
Total deferred tax liabilities	(325,642)	(318,452)	(297,709)
Net deferred tax liabilities	$(204,806)	$(198,293)	$(190,990)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2010	2009	2008
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(1.0%)	1.7%	2.2%
Non-U.S. taxes	(2.1%)	(1.2%)	(1.7%)
Other	(1.5%)	(2.7%)	(1.4%)
	30.4%	32.8%	34.1%

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $319,953 at October 29, 2010. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2010, 2009 and 2008 were $74,882, $78,946 and $58,755, respectively.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) for fiscal year 2008 through 2010 is as follows:

Gross unrecognized tax benefits at October 27, 2007	$47,504
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(799)
Increases in tax positions for current year	3,222
Settlements	—
Lapse in statute of limitations	(5,130)
Gross unrecognized tax benefits at October 31, 2008	$44,797
Increases in tax positions for prior years	170
Decreases in tax positions for prior years	(7,176)
Increases in tax positions for current year	2,649
Settlements	(388)
Lapse in statute of limitations	(6,655)
Gross unrecognized tax benefits at October 30, 2009	$33,397
Increases in tax positions for prior years	211
Decreases in tax positions for prior years	—
Increases in tax positions for current year	2,857
Settlements	(11,424)
Lapse in statute of limitations	(7,224)
Gross unrecognized tax benefits at October 29, 2010	$17,817

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had recognized accrued interest and penalties relating to unrecognized tax benefits of $5,907 and $13,196 as of October 29, 2010 and October 30, 2009 respectively. The gross amount of interest and penalties included in tax expense for the year ended October 29, 2010 and October 30, 2009 was $(7,289) and $799, respectively.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $15,646 and $29,907 as of October 29, 2010 and October 30, 2009, respectively.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2004 and 2005 in April 2008. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 11 – LEASING ARRANGEMENTS

We have operating lease commitments outstanding at October 29, 2010, for plant and warehouse equipment, office and warehouse space, automobiles and retail stores. The retail stores are related to our acquisition of Wattyl Limited, see Note 2 for further information. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments
2011	$32,882
2012	25,819
2013	18,393
2014	12,938
2015	9,327
2016 and beyond	30,999
$130,358

Rent expense for operating leases was $23,283 in 2010, $22,885 in 2009 and $24,604 in 2008.

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

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum match of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. Employees whom are not eligible for the Savings and Retirement Plan have the option to participate in the 401(k) Employee Stock Ownership Plan. We match employee contributions (up to a maximum match of 3% of employees’ compensation), and based on our financial performance there is a discretionary match that can range from 0-3%. Contributions to the Plans totaled $33,273, $28,517, and $23,855, for 2010, 2009 and 2008, respectively.

Executive Retirement Plans: We have a limited number of Supplemental Executive Retirement Plans (SERPs) to provide designated executives with retirement, death and disability benefits. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.

Pension and Post-Retirement Medical Plans: We also sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2010, we made discretionary contributions of approximately $19,321 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 28, 2011, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $3,400.

Effective for our fiscal year ended October 30, 2009, we adopted all provisions related to the accounting and disclosure for employers’ defined benefit pension and other post retirement plans. In fiscal year 2009, we were required to measure the plans’ assets and obligations that determine our funded status as of the end of our fiscal year. Previously our measurement date was July 31. We elected to use the Alternate method to transition to the new measurement date. Under this method, the expense is calculated based on a 15-month period from July 31, 2008 to October 30, 2009 and is prorated to assign costs to the three-month adjustment period (adjustment to retained earnings) and the twelve-month period, which is our fiscal year 2009 expense. The adoption of this requirement did not have a material effect on our 2009 financial condition or results of operations.

The cost of pension and post-retirement medical benefits is as follows:

	Pension
Net Periodic Benefit Cost	2010	2009	2008
Service cost	$3,272	$2,748	$3,774
Interest cost	12,863	13,356	13,447
Expected return on plan assets	(16,250)	(15,487)	(15,670)
Amortization of transition asset obligation	—	—	(34)
Amortization of prior service cost	472	617	733
Recognized actuarial loss	4,932	2,043	3,033
Settlement loss	—	2,102	—
Curtailment	(172)	(740)	(33)
Net periodic benefit cost	$5,117	$4,639	$5,250

	Post-Retirement Medical
Net Periodic Benefit Cost	2010	2009	2008
Service cost	$211	$283	$1,168
Interest cost	476	599	928
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(2,871)	(3,786)	(82)
Recognized actuarial loss	2,629	3,215	388
Net periodic benefit cost	$445	$311	$2,402

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

	Pension		Post-Retirement Medical

Change in Benefit Obligation	2010	2009	2010	2009
Benefit obligation beginning of year	$238,060	$209,848	$10,575	$9,324
Service cost	3,272	2,748	211	283
Interest cost	12,863	13,356	476	599
Plan participants’ contributions	498	485	—	—
Plan amendments	758	136	—	—
Actuarial loss (gain)	11,906	28,651	854	1,262
Benefits paid	(12,108)	(15,196)	(2,336)	(1,501)
Currency impact	(1,573)	(2,383)	—	—
Settlement loss	—	549	—	—
Curtailment	(202)	(995)	—	—
Initial adoption on acquisition – Wattyl	14,792	—	—	—
Change in measurement date	—	861	—	608
Benefit obligation at end of year	$268,266	$238,060	$9,780	$10,575

	Pension		Post-Retirement Medical

Change in Plan Assets	2010	2009	2010	2009
Fair value of plan assets at beginning of year	$167,213	$176,393	$—	$—
Actual return on plan assets	23,594	(16,932)	—	—
Employer contributions	19,321	21,992	2,336	1,501
Plan participants’ contributions	498	485	—	—
Benefit payments	(12,108)	(15,196)	(2,336)	(1,501)
Currency impact	(697)	(2,959)	—	—
Initial adoption on acquisition – Wattyl	15,001	—	—	—
Change in measurement date	—	3,430	—	—
Fair value of assets at end of year	$212,822	$167,213	$—	$—

	Pension		Post-Retirement Medical

Funded Status	2010	2009	2010	2009
Projected benefit obligation	$(268,266)	$(238,060)	$(9,780)	$(10,575)
Plan assets at fair value	212,822	167,213	—	—
Company contributions after measurement date	—	—	—	—
Benefits paid after measurement date	—	—	—	—
Net funded status – over (under)	$(55,444)	$(70,847)	$(9,780)	$(10,575)
Funded status – overfunded plans	$209	$—	$—	$—
Funded status – underfunded plans	(55,653)	(70,847)	(9,780)	(10,575)

	Pension		Post-Retirement Medical

Amounts Recognized in Balance Sheet:	2010	2009	2010	2009
Noncurrent assets	$209	$—	$—	$—
Current liabilities	(438)	(461)	(977)	(1,075)
Noncurrent liabilities	(55,215)	(70,386)	(8,803)	(9,500)

	Pension		Post-Retirement Medical

Amounts in Accumulated Other Comprehensive Income:	2010	2009	2010	2009
Net (gain) / loss	$117,446	$117,883	$3,690	$5,465
Net prior service cost (credit)	4,729	4,387	(823)	(3,694)
Net transition obligation / (asset)	—	—	—	—
Other comprehensive income – total	122,175	122,270	2,867	1,771

	Pension		Post-Retirement Medical

Amortization Expense Expected to Be Recognized During Next Fiscal Year:	2010	2009	2010	2009
Prior service cost (credits)	$397	$456	$(128)	$(2,872)
Net loss	6,035	4,927	304	2,629
Transition obligation (asset)	—	—	—	—

Our pension and post-retirement medical plans with projected / accumulated benefit obligations in excess of Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2010	2009	2010	2009
Projected / accumulated post-retirement benefit obligation	$253,475	$238,060	$9,780	$10,575
Accumulated benefit obligation	244,428	230,444	N/A	N/A
Fair value of plan assets	197,821	167,213	N/A	N/A

Our pension plans with projected benefit obligations less than Plan Assets were as follows:

	Pension		Post-Retirement Medical

	2010	2009	2010	2009
Projected benefit obligation	$14,791	$—	N/A	N/A
Accumulated benefit obligation	14,329	—	N/A	N/A
Fair value of plan assets	15,001	—	N/A	N/A

Actuarial Assumptions: We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country with requirements that may have an impact on the cost of providing retirement benefits. We employ a total return investment approach for the domestic and foreign pension plans assets. A mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. In determining the expected long-term rate of return, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies.

	Pension		Post-Retirement Medical

Assumption ranges used in net periodic benefit cost	2010	2009	2010	2009
Discount rate	5.50% – 6.75%	6.00% – 7.00%	4.75%	6.75%
Expected long-term return on plan assets	6.50% – 8.50%	6.50% – 8.50%	N/A	N/A
Average increase in compensation	2.25% – 4.00%	2.25% – 4.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	8.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	2 Years	3 Years

	Pension		Post-Retirement Medical

Assumption ranges used to determine benefit obligation:	2010	2009	2010	2009
Discount rate	4.75% – 5.75%	5.50% – 6.75%	5.50%	4.75%
Rate of compensation increase	2.25% – 4.00%	2.25% – 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	9.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	8 Years	2 Years

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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans

Asset Allocation	2010	2009	Target Allocation
Equity securities	56%	57%	50 – 60%
Debt securities	39%	39%	40 – 50%
Other	5%	4%	0%
Total	100%	100%	100%

The following tables provide information on the fair value of pension plan assets. See Note 1 for more information on fair value measurements.

	Fair Value at October 29, 2010	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Equity Securities
Corporate Stocks	$18,393	$18,393	$—	$—
Trust	50,534	—	50,534	—
Mutual Funds	49,530	—	49,530	—
Total Equity Securities	118,457	18,393	100,064	—
Fixed Income – Mutual Funds	83,473	—	83,473	—
Other Investments
Insurance Contracts	6,527	—	—	6,527
Cash	2,970	2,970	—	—
Mutual Funds	900		900
Real Estate	495	—	—	495
Total Other Investments	10,892	2,970	900	7,022
Total	$212,822	$21,363	$184,437	$7,022

Pension plan investments in corporate stocks are classified as Level 1 investments within the fair value hierarchy, as determined by quoted market prices.

Pension plan investments in mutual funds and common/collective trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy. These investments are valued at net asset value based on the underlying securities, as determined by the sponsor.

Investment securities, in general, are exposed to various risks such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported. The valuation methods previously described above may produce a fair value calculation that may not be indicative of net realized value or reflective of future fair values.

The following table provides a reconciliation of the beginning and ending balances of pension assets measured at fair value that used significant unobservable inputs (Level 3):

	Total	U.S.	Non-U.S.
Beginning Balance	$4,236	$495	$3,741
Actual return on plan assets
Relating to assets still held at reporting date	2,118	—	2,118
Relating to assets sold during period	—	—	—
Purchases, sales, settlements	898	—	898
Transfers in and/or out of Level 3	—	—	—
Currency impact	(230)	—	(230)
Ending Balance	$7,022	$495	$6,527

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical
2011	$14,650	$1,003
2012	14,103	1,159
2013	14,189	1,249
2014	14,743	1,244
2015	15,212	1,125
2016 – 2020	82,132	3,490
	$155,029	$9,270

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

The Paints segment aggregates our consumer paints (formerly known as architectural) and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and China. In September 2010 we acquired Wattyl Limited and we now sell consumer paints in Australia and New Zealand primarily through independent dealers, hardware chains, home centers and company-owned stores (see Note 2).

Our remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. Also included within All Other are our corporate administrative expenses. The administrative expenses include amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1. Comparative segment data for fiscal years 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Net Sales:
Coatings	$1,814,804	$1,582,786	$2,053,747
Paints	1,176,831	1,072,372	1,127,073
All Other	335,354	316,251	404,721
Less Intersegment sales	(100,302)	(92,367)	(103,163)
	$3,226,687	$2,879,042	$3,482,378

	2010	2009	2008
EBIT:
Coatings	$256,466	$185,528	$188,267
Paints	151,432	135,561	94,587
All Other	(30,434)	(32,367)	3,588
Total EBIT	$377,464	$288,722	$286,442
Interest Expense	$58,267	$50,394	$57,745
Income before Income Taxes	$319,197	$238,328	$228,697

	2010	2009	2008
Depreciation and Amortization:
Coatings	$45,006	$45,439	$46,715
Paints	18,686	18,566	16,891
All Other	17,620	18,857	17,225
	$81,312	$82,862	$80,831

	2010	2009	2008
Identifiable Assets:
Coatings	$2,368,262	$2,293,130	$2,379,946
Paints	1,117,485	818,732	847,285
All Other *	382,189	399,162	292,811
	$3,867,936	$3,511,024	$3,520,042
*Includes our consolidated cash and cash equivalent balances and restricted cash.

	2010	2009	2008
Capital Expenditures:
Coatings	$30,355	$25,761	$24,059
Paints	16,644	8,047	6,338
All Other	20,733	24,089	12,648
	$67,732	$57,897	$43,045

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

	2010	2009	2008
Net Sales – External:
United States	$1,922,781	$1,790,084	$2,067,337
China	418,017	328,634	381,419
Other Countries	885,889	760,324	1,033,622
	$3,226,687	$2,879,042	$3,482,378

	2010	2009	2008
Long-lived Assets:
United States	$1,498,192	$1,513,885	$1,531,575
China	465,505	459,004	462,318
Other Countries	597,141	466,119	468,104
	$2,560,838	$2,439,008	$2,461,997

We have one significant customer in the Paints segment whose net sales ranged from 16.0% to 20.1% of total sales over the last three years.

NOTE 15 – RESTRUCTURING

During the third quarter of 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. We expect that these restructuring activities will be completed by the end of the first quarter of fiscal year 2011. We incurred total restructuring charges of $0.08, $0.18 and $0.16 per share after tax, in fiscal years 2010, 2009 and 2008, respectively. The pre-tax net charges were $12,383, $28,557 and $23,454 in fiscal years 2010, 2009 and 2008, respectively.

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

The following restructuring and impairment charges by segment were recorded in 2010, 2009 and 2008:

Year Ended October 29, 2010

	Liability Beginning Balance 10/30/2009	Net Expense	Activity	Liability Ending Balance 10/29/2010
Coatings
Severance and employee benefits	$1,694	$2,353	$(2,908)	$1,139
Asset impairments	—	5,596	(5,596)	—
Exit costs (consulting/site clean-up)	1,012	1,822	(800)	2,034
Contract term costs (leases)	—	792	(792)	—
Total Coatings	2,706	10,563	(10,096)	3,173

Paints
Severance and employee benefits	827	313	(1,121)	19
Asset impairments	—	(237)	237	—
Exit costs (consulting/site clean-up)	2,556	1,519	(1,312)	2,763
Total Paints	3,383	1,595	(2,196)	2,782

All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$12,383	$(12,572)	$5,955

Year Ended October 30, 2009

	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 10/30/2009
Coatings
Severance and employee benefits	$7,842	$12,339	$(18,487)	$1,694
Asset impairments	—	3,417	(3,417)	—
Exit costs (consulting/site clean-up)	423	2,010	(1,421)	1,012
Contract term costs (leases)	—	471	(471)	—
Total Coatings	8,265	18,237	(23,796)	2,706

Paints
Severance and employee benefits	—	1,374	(547)	827
Asset impairments	—	1,935	(1,935)	—
Exit costs (consulting/site clean-up)	2,252	1,120	(816)	2,556
Contract term costs (leases)	—	—	—	—
Total Paints	2,252	4,429	(3,298)	3,383

All Other
Severance and employee benefits	806	615	(1,366)	55
Asset impairments	—	3,647	(3,647)	—
Exit costs (consulting/site clean-up)	64	1,568	(1,632)	—
Contract term costs (leases)	—	61	(61)	—
Total All Other	870	5,891	(6,706)	55
Total	$11,387	$28,557	$(33,800)	$6,144

Year Ended October 31, 2008

	Liability Beginning Balance 10/26/2007	Expense	Activity	Liability Ending Balance 10/31/2008
Coatings
Severance and employee benefits	$—	$10,509	$(2,667)	$7,842
Asset impairments	—	1,630	(1,630)	—
Exit costs (consulting/site clean-up)	—	800	(377)	423
Contract term costs (leases)	—	12	(12)	—
Total Coatings	—	12,951	(4,686)	8,265

Paints
Severance and employee benefits	—	176	(176)	—
Asset impairments	—	4,720	(4,720)	—
Exit costs (consulting/site clean-up)	—	2,257	(5)	2,252
Contract term costs (leases)	—	—	—	—
Total Paints	—	7,153	(4,901)	2,252

All Other
Severance and employee benefits	—	1,399	(593)	806
Asset impairments	—	1,815	(1,815)	—
Exit costs (consulting/site clean-up)	—	136	(72)	64
Contract term costs (leases)	—	—	—	—
Total All Other	—	3,350	(2,480)	870
Total	$—	$23,454	$(12,067)	$11,387

The ending liability balance at October 29, 2010 and at October 30, 2009 is included in other accrued liabilities on our Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statement of Income. For 2010, $12,520 was charged to Cost of Sales and $137 was credited to Selling, General and Administrative (SG&A) expenses. For 2009, $22,280 was charged to Cost of Sales and $6,277 was charged to SG&A expenses. For 2008, $15,694 was charged to Cost of Sales, $7,489 was charged to SG&A expenses, and $271 was charged to Other Expense (Income).

In 2010, we also recorded $6,147 of restructuring charges consisting primarily of severance related to the divestiture of certain assets to DIC Corporation, which was netted against the gain included in SG&A expenses in our Coatings segment.

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 29, 2010 and October 30, 2009:

	Net Sales	Gross Margin		Net Income	Huarun Redeemable Stock Accrual	Huarun Redeemable Stock Accrual – per Share	Net Income Available to Common Stockholders	Net Income per Share – Basic	Net Income per Share – Diluted
2010 Quarter Ended:
January 29	$672,363	$	,216,991	$33,937	$—	$—	$33,937	$0.34	$0.34
April 30	803,570		273,353	61,673	—	—	61,673	0.63	0.61
July 30	873,915		290,804	75,143	—	—	75,143	0.76	0.74
October 29	876,839		290,530	51,303	—	—	51,303	0.52	0.51
	$3,226,687		$1,071,678	$222,056	$—	$—	$222,056	$2.25	$2.20
2009 Quarter Ended:
January 30	$639,497		$189,344	$14,168	$(3,318)	$(0.03)	$10,850	$0.11	$0.11
May 1	668,384		221,136	31,130	(3,318)	(0.03)	27,812	0.28	0.28
July 31	794,580		290,246	64,951	(3,318)	(0.03)	61,633	0.61	0.61
October 30	776,581		278,202	49,904	—	—	49,904	0.50	0.49
	$2,879,042		$978,928	$160,153	$(9,954)	$(0.10)	$150,199	$1.50	$1.49

The first, third and fourth quarters of fiscal year 2010 included restructuring costs of $0.02, $0.04 and $0.02 per share, respectively. The first, second, third and fourth quarters of fiscal year 2009 included restructuring costs of $0.06, $0.05, $0.03 and $0.04 per share, respectively. See Note 15 for more information on restructuring activities. In the third quarter of 2010, income from continuing operations included an after-tax benefit of $0.08 per share for a net gain on the sale of certain assets; see Note 2 for more information. In the fourth quarter of 2010, income from continuing operations included acquisition fees of $0.03 per share; see Note 2 for more information.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

The report of Management on Internal Control over Financial Reporting is set forth on page 21.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 22.

There were no changes in our internal control over financial reporting during the quarter ended October 29, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	10,355,765	$23.52	4,991,940
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	10,355,765	$23.52	4,991,940

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements

		Page

	Report of Management on Internal Control Over Financial Reporting	21
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	22
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	23
	Consolidated Balance Sheets – October 29, 2010 and October 30, 2009	24
	Consolidated Statements of Income – Years ended October 29, 2010, October 30, 2009 and October 31, 2008	25
	Consolidated Statement of Changes in Equity – Years ended October 29, 2010, October 30, 2009 and October 31, 2008	26
	Consolidated Statements of Cash Flows – Years ended October 29, 2010, October 30, 2009 and October 31, 2008	27
	Notes to Consolidated Financial Statements	28–44
	Selected Quarterly Financial Data (Unaudited)	44

(2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 49.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description

2.1	Scheme Implementation Deed between the Registrant and Wattyl Limited dated June 28, 2010 (incorporated by reference to Form 8-K filed on July 1, 2010)

3.1	Certificate of Incorporation – as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992, February 26, 1997 and May 22, 2003 and to Article Eleven dated February 25, 1987 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003)

3.2	By-Laws – as amended and restated, effective August 19, 2009 (incorporated by reference to Form 10-Q for the quarter ended July 31, 2009)

4.1	Rights Agreement dated as of May 1, 2000, between the Registrant and ChaseMellon Stockholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-A filed on May 3, 2000)

4.2	Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (The Bank of New York Trust Company, N.A. is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)

4.3	Second Supplemental Indenture, dated as of April 17, 2007, to indenture dated as of April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 5.625% Notes due 2012 and 6.050% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 18, 2007)

4.4	Indenture dated July 15, 2005 between the Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 5.100% Notes due 2015, including form of Registrant’s 5.100% Notes due 2015 (incorporated by reference to Form 8-K filed on July 18, 2005)

4.5	Third Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Trustee, dated June 19, 2009, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 7.250% Notes due 2019 (incorporated by reference to Form 8-K filed on June 23, 2009)

10.1	The Valspar Corporation Key Employees’ Supplementary Retirement Plan, restated effective October 15, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.2	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

Exhibit Number	Description

10.3	The Valspar Corporation Key Employee Annual Bonus Plan for Officers – as amended and restated on June 8, 2010 (incorporated by reference to Form 8-K filed on June 14, 2010)**

10.4	The Valspar Corporation Stock Option Plan for Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.5	The Valspar Corporation 2001 Stock Incentive Plan (incorporated by reference to Form 10-K for the period ended October 25, 2002)**

10.6	Form of Change in Control Employment Agreement between the Registrant and the Registrant’s Named Executives – as amended through December 10, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.7	The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, restated effective December 31, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.8	Employment Transition Agreement and Release between the Registrant and Paul C. Reyelts (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)**

10.9	Form of Nonstatutory Stock Option Agreement for Officers under the Corporation’s 1991 Stock Option Plan – as amended August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.10	Confidentiality and Noncompetition Agreement between Registrant and William L. Mansfield (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)

10.11	Three-Year Credit Agreement dated June 30, 2009 with Wells Fargo Bank, National Association, as administrative agent and an issuing bank, Wachovia Bank, National Association, as an issuing bank, and certain other lenders, together with First Amendment to Three-Year Credit Agreement dated August 17, 2009 (incorporated by reference to Form 10-Q for the quarter ended January 29, 2010)

10.12	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)**

10.13	Form of Restricted Stock Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**

10.14	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)**

10.15	The Valspar Corporation 2009 Omnibus Equity Plan – as amended and restated on June 8, 2010 (incorporated by reference to Form 10-Q for the quarter ended April 30, 2010)**

10.16	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)**

10.17	Term Sheet for Compensation Program for Non-Employee Directors (incorporated by reference to Form 8-K filed on October 23, 2009)**

10.18	Second Amendment to Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and an issuing bank, and certain other lenders, dated as of November 15, 2010 (incorporated by reference to Form 8-K filed on November 19, 2010)

14.1 †	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed electronically herewith.

**Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

†Available at the Registrant’s website at http://www.valsparglobal.com.

Portions of the 2011 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

		/s/ Rolf Engh	12/21/10

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William L. Mansfield	12/21/10	/s/ John S. Bode	12/21/10

William L. Mansfield, Director		John S. Bode, Director
Chairman and Chief Executive Officer
(principal executive officer)		/s/ William M. Cook	12/21/10

/s/ Lori A. Walker	12/21/10	William M. Cook, Director

Lori A. Walker, Senior Vice President		/s/ Jeffrey H. Curler	12/21/10
and Chief Financial Officer
(principal financial officer)		Jeffrey H. Curler, Director

/s/ Tracy C. Jokinen	12/21/10	/s/ Ian R. Friendly	12/21/10

Tracy C. Jokinen, Vice President and		Ian R. Friendly, Director
Controller (principal accounting officer)
		/s/ Charles W. Gaillard	12/21/10

Charles W. Gaillard, Director

		/s/ Janel S. Haugarth	12/21/10

Janel S. Haugarth, Director

		/s/ Gary E. Hendrickson	12/21/10

Gary E. Hendrickson, Director

		/s/ Mae C. Jemison	12/21/10

Mae C. Jemison, Director

		/s/ Stephen D. Newlin	12/21/10

Stephen D. Newlin, Director

		/s/ Gregory R. Palen	12/21/10

Gregory R. Palen, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Changes in the allowance for doubtful accounts were as follows:

(dollars in thousands)	2010	2009	2008
Beginning balance	$21,768	$16,389	$10,598
Amount acquired through acquisitions	1,434	—	594
Bad debt expense	(668)	11,186	12,565
Uncollectable accounts written off, net of recoveries	(5,075)	(5,807)	(7,368)
Ending balance	$17,459	$21,768	$16,389