Form 10-Q
period 2011-01-28
VALSPAR CORP
filed 2011-03-09
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2011

or
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

As of March 1, 2011, The Valspar Corporation had 95,931,238 shares of common stock outstanding, excluding 22,511,386 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended January 28, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	January 28, 2011	October 29, 2010	January 29, 2010
	(Unaudited)	(Note)	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$168,293	$167,621	$129,636
Restricted cash	12,679	12,574	—
Accounts and notes receivable less allowance (1/28/11-$16,158; 10/29/10-$17,459; 1/29/10-$21,236)	549,858	628,589	449,485
Inventories	404,777	349,149	247,373
Deferred income taxes	50,448	49,069	34,401
Prepaid expenses and other	78,154	77,920	79,169
TOTAL CURRENT ASSETS	1,264,209	1,284,922	940,064

GOODWILL	1,361,408	1,355,818	1,337,555
INTANGIBLES, NET	638,452	637,390	628,283
OTHER ASSETS	15,645	17,398	4,251
LONG-TERM DEFERRED INCOME TAXES	4,703	4,778	5,425

GROSS PROPERTY, PLANT AND EQUIPMENT	1,340,215	1,326,070	1,084,931
Less accumulated depreciation	(772,840)	(758,440)	(625,503)
NET PROPERTY, PLANT AND EQUIPMENT	567,375	567,630	459,428

TOTAL ASSETS	$3,851,792	$3,867,936	$3,375,006

NOTE:   The Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 28, 2011	October 29, 2010	January 29, 2010
	(Unaudited)	(Note)	(Unaudited)

CURRENT LIABILITIES:
Notes payable and commercial paper	$166,544	$8,088	$6,278
Trade accounts payable	425,757	447,303	285,983
Income taxes	27,639	33,331	10,641
Other accrued liabilities	300,725	396,129	274,816
TOTAL CURRENT LIABILITIES	920,665	884,851	577,718

LONG-TERM DEBT, NET OF CURRENT PORTION	949,795	943,216	873,278
DEFERRED INCOME TAXES	257,322	256,525	239,766
OTHER LONG-TERM LIABILITIES	154,268	152,979	170,686
TOTAL LIABILITIES	2,282,050	2,237,571	1,861,448

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220

Additional paid-in capital	379,973	383,167	362,788

Retained earnings	1,444,453	1,428,515	1,287,773

Accumulated other comprehensive income (loss)	103,480	88,087	66,243

Less cost of common stock in treasury (1/28/11-22,498,417 shares; 10/29/10-20,415,334 shares; 1/29/10-19,139,479 shares)	(417,384)	(328,624)	(262,466)
TOTAL STOCKHOLDERS’ EQUITY	1,569,742	1,630,365	1,513,558

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,851,792	$3,867,936	$3,375,006

NOTE:   The Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	January 28, 2011	January 29, 2010
Net sales	$842,404	$672,363
Cost of sales	583,491	455,372
Gross profit	258,913	216,991
Research and development	27,824	23,665
Selling, general and administrative	167,701	133,437
Income from operations	63,388	59,889
Interest expense	15,559	14,385
Other (income)/expense – net	564	(204)
Income before income taxes	47,265	45,708
Income taxes	13,838	11,771
Net income	$33,427	$33,937

Net income per common share – basic	$0.35	$0.34
Net income per common share – diluted	$0.34	$0.34
Average number of common shares outstanding
- basic	96,859,667	99,133,315
- diluted	99,600,414	101,115,945

Dividends paid per common share	$0.18	$0.16

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 28, 2011	January 29, 2010
OPERATING ACTIVITIES:
Net income	$33,427	$33,937
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	20,195	19,987
Amortization	1,843	1,834
Stock-based compensation	1,988	1,802
(Gain)/loss on asset divestitures	104	(95)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	82,031	66,720
(Increase)/decrease in inventories and other assets	(50,770)	(3,823)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(118,948)	(129,742)
Increase/(decrease) in income taxes payable	(8,390)	2,069
Increase/(decrease) in other deferred liabilities	1,160	(2,974)
Other	(2,910)	(5,297)
Net Cash (Used In)/Provided By Operating Activities	(40,270)	(15,582)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,083)	(8,486)
Cash proceeds on disposal of assets	802	18
(Increase)/decrease in restricted cash	(105)	—
Net Cash (Used In)/Provided By Investing Activities	(11,386)	(8,468)

FINANCING ACTIVITIES:
Net change in other borrowings	1,299	(14)
Proceeds from issuance of commercial paper	159,961	—
Proceeds from sale of treasury stock	13,258	9,407
Excess tax benefit from stock-based compensation	2,369	651
Treasury stock purchases	(103,453)	(27,591)
Dividends paid	(17,489)	(15,902)
Purchase of equity award shares	(11,454)	—
Net Cash (Used In)/Provided By Financing Activities	44,491	(33,449)

Increase/(Decrease) in Cash and Cash Equivalents	(7,165)	(57,499)
Effect of exchange rate changes on Cash and Cash Equivalents	7,837	(584)

Cash and Cash Equivalents at Beginning of Period	167,621	187,719
Cash and Cash Equivalents at End of Period	$168,293	$129,636

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 28, 2011 are not necessarily indicative of the results that may be expected for the year ending October 28, 2011.

Certain amounts in the 2010 financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

The Condensed Consolidated Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 29, 2010.

NOTE 2:  ACCOUNTS PAYABLE

Trade accounts payable includes $24,077 at January 28, 2011, $33,944 at October 29, 2010 and $20,694 at January 29, 2010, of issued checks that had not cleared our bank accounts.

NOTE 3:  ACQUISITIONS AND DIVESTITURES

In February 2011, subsequent to the end of the 2011 first quarter, we acquired Isocoat Tintas e Vernizes Ltda (Isocoat), a Brazilian powder coatings business serving customers in Brazil, Argentina and Colombia. The acquisition strengthens our presence in the growing region and broadens our range of technologies for the general industrial product line. Isocoat had 2010 sales of approximately $34,000.

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and the assumption of Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl had fiscal year 2010 net sales of approximately AUD 386,500. Wattyl distributes leading paint brands through independent dealers, hardware chains, home centers and approximately 135 company-owned stores. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010. The purchase price allocation has been completed. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 4:  INVENTORIES

The major classes of inventories consist of the following:

	January 28, 2011	January 29, 2010
Manufactured products	$261,375	$144,874
Raw materials, supplies and work-in-progress	143,402	102,499
Total Inventories	$404,777	$247,373

NOTE 5:  COMPREHENSIVE INCOME (LOSS)

For the three-month periods ended January 28, 2011 and January 29, 2010, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

	Three Months Ended
	January 28, 2011	January 29, 2010
Net Income	$33,427	$33,937
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	15,311	(1,910)
Net gain (loss) on financial instruments	82	156
Total Comprehensive Income (Loss)	$48,820	$32,183

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	January 28, 2011	October 29, 2010	January 29, 2010
Foreign currency translation	$175,277	$159,966	$136,135
Pension and postretirement benefits, net	(79,100)	(79,100)	(77,679)
Unrealized gain (loss) on financial instruments	7,303	7,221	7,787
Accumulated other comprehensive income (loss)	$103,480	$88,087	$66,243

NOTE 6:  GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of January 28, 2011 increased from the end of fiscal year 2010 by $5,590 to $1,361,408 The increase is due to foreign currency translation.

Total intangible asset amortization expense for the three months ended January 28, 2011 was $1,843, compared to $1,834 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 28, 2011 is expected to be approximately $7,500 annually.

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

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paints includes interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in Australia, China, New Zealand and North America. In September 2010, we acquired Wattyl Limited which expanded our distribution of consumer paints into Australia and New Zealand primarily through independent dealers, hardware chains, home centers and company-owned stores (see Note 3).

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

	Three Months Ended
	January 28, 2011	January 29, 2010
Net Sales:
Coatings	$456,389	$391,321
Paints	335,951	233,413
All Other	74,870	66,615
Less Intersegment Sales	(24,806)	(18,986)
Total Net Sales	$842,404	$672,363
EBIT:
Coatings	$50,825	$42,955
Paints	19,513	27,832
All Other	(7,514)	(10,694)
Total EBIT	$62,824	$60,093
Interest Expense	$15,559	$14,385
Income before Income Taxes	$47,265	$45,708

NOTE 8:  DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of January 28, 2011.

At January 28, 2011, we had an aggregate $50,000 notional amount of interest rate swap contracts, which have been designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. All contracts mature in the second quarter of 2011. The interest rate swap contracts are reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses are recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts. We had $50,000 notional amount of interest rate swap contracts in place as of January 29, 2010. There was no ineffectiveness for these swaps during the quarters ended January 28, 2011 or January 29, 2010.

At January 28, 2011, we had $9,256 notional amount of foreign currency contracts that mature during fiscal year 2011. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses were recognized in Other Expense (Income) when they occurred. At January 29, 2010, we had approximately $8,608 notional amount of foreign currency contracts maturing during fiscal year 2010. There was no ineffectiveness for these hedges during the quarters ended January 28, 2011 or January 29, 2010.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

At January 28, 2011 and at January 29, 2010, we had no treasury lock contracts in place. The accumulated other comprehensive income amount in our condensed consolidated balance sheet represents the unamortized gain, net of tax, from settled contracts. The unamortized gain is reclassified ratably to our condensed statements of income as a decrease to interest expense over the term of the related bond issuance.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at January 28, 2011	Fair Value at January 29, 2010
	Level 2[1]	Level 2[1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$122
Total Assets	$—	$122
Liabilities
Accrued liabilities other:
Foreign currency contracts	$251	$—
Interest rate swap contracts	47	—
Other long-term liabilities:
Interest rate swap contracts	—	1,307
Total Liabilities	$298	$1,307
[1]	See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements.

Derivative gains (losses) recognized in AOCI2 and on the Condensed Consolidated Statement of Income for the quarter ended January 28, 2011 and January 29, 2010, respectively, are as follows:

Quarter Ended January 28, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Income Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$115	Other income / (expense), net	$(74)
Treasury lock contracts	(391)	Interest expense	391
Interest rate swap contracts	338	Interest expense	(341)
Total derivatives designated as cash flow hedges	$62		$(24)

Quarter Ended January 29, 2010	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Income Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$292	Other income / (expense), net	$(144)
Treasury lock contracts	(391)	Interest expense	391
Interest rate swap contracts	169	Interest expense	(341)
Total derivatives designated as cash flow hedges	$70		$(94)

[2]

Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 9:  DEBT AND MONEY MARKET SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using either a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities, or for any commercial paper outstanding, the carrying values approximate the fair values as the maturities are less than three months.

	January 28, 2011
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$897,968
Non-publicly traded debt	316,339	314,715
Total debt	$1,116,339	$1,212,683

	January 29, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$873,664
Non-publicly traded debt	79,556	76,946
Total debt	$879,556	$950,610

We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

We had commercial paper outstanding of $159,961 and $0 as of January 28, 2011 and January 29, 2010, respectively.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 28, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We invest in money market funds with high-credit-quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our money market funds are $13,774 and $21,391 as of January 28, 2011 and January 29, 2010, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets have observable prices that are quoted on an active exchange, and are therefore classified as Level 1 inputs under the fair value hierarchy.

Restricted cash represents cash that is restricted from withdrawal. As of January 28, 2011 and January 29, 2010, we had restricted cash of $12,679 and $0, respectively. Such restricted cash primarily serves as collateral for our liability insurance programs.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Changes in the recorded amounts, both short-term and long-term, during the period are as follows:

	Three Months Ended
	January 28, 2011	January 29, 2010
Beginning balance, October	$74,907	$70,503
Additional net deferred revenue/accrual made during the period	3,981	3,224
Payments made during the period	(2,220)	(1,676)
Ending balance	$76,668	$72,051

NOTE 11:  STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1,988 ($1,283 after tax) for the three-month period ended January 28, 2011, compared to $1,802 ($1,188 after tax) for the three-month period ended January 29, 2010.

NOTE 12:  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended
	January 28, 2011	January 29, 2010
Service cost	$1,106	$834
Interest cost	3,648	3,261
Expected return on plan assets	(4,384)	(4,097)
Amortization of prior service cost	99	114
Recognized actuarial (gain)/loss	1,510	1,235
Net periodic benefit cost	$1,979	$1,347

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended
	January 28, 2011	January 29, 2010
Service cost	$47	$53
Interest cost	128	119
Amortization of prior service cost	(32)	(718)
Recognized actuarial loss	76	657
Net periodic benefit cost	$219	$111

NOTE 13:  INCOME TAXES

At October 29, 2010, we had a $17,817 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $15,646 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 29, 2010, we had accrued approximately $5,907 of interest and penalties relating to unrecognized tax benefits.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the first quarter of fiscal year 2011, we recorded a $1,250 benefit to income tax expense for the retroactive extension of the U.S. federal research and development tax credit. In the same period of fiscal year 2010, we settled certain income tax audits, which reduced our liability for gross unrecognized tax benefits by $7,244 (excluding interest and penalties). The net impact to tax expense during the first quarter of fiscal year 2010 for these audit adjustments (including interest, penalties, and other offsetting items) was a net decrease of $4,821.

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

NOTE 14:  RESTRUCTURING

In fiscal year 2008, we initiated a comprehensive series of actions to lower our cost structure and further increase our operational efficiency. We expect to complete these restructuring activities in the first half of 2011. The restructuring activities for the three-month period ended January 28, 2011 resulted in pre-tax net charges of $1,396. The restructuring activities for the three-month period ended January 29, 2010 resulted in pre-tax charges of $4,001 or $0.02 per share after tax.

The restructuring initiatives included plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and the exit of non-strategic product lines in certain geographies. We reduced our manufacturing capacity and our overall global headcount to lower our costs in light of the challenging global economic conditions.

The resulting expenses included severance and employee benefits, asset impairments, professional services and site cleanup. We plan to pay the majority of the current restructuring liabilities in fiscal year 2011.

The following restructuring and impairment charges by segment were recorded in the first quarter of 2011 and 2010:

Three-Month Period Ending January 28, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 1/28/2011
Coatings
Severance and employee benefits	$1,139	$2	$(502)	$639
Exit costs (consulting/site clean-up)	2,034	427	(821)	1,640
Contract term costs (leases)	—	567	(567)	—
Total Coatings	3,173	996	(1,890)	2,279
Paints
Severance and employee benefits	19	—	—	19
Exit costs (consulting/site clean-up)	2,763	400	(508)	2,655
Total Paints	2,782	400	(508)	2,674
Total	$5,955	$1,396	$(2,398)	$4,953

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 28, 2011

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Three-Month Period Ending January 29, 2010	Liability Beginning Balance 10/30/2009	Expense	Activity	Liability Ending Balance 1/29/2010
Coatings
Severance and employee benefits	$1,694	$51	$(896)	$849
Asset impairments	—	2,487	(2,487)	—
Exit costs (consulting/site clean-up)	1,012	18	—	1,030
Total Coatings	2,706	2,556	(3,383)	1,879
Paints
Severance and employee benefits	827	158	(903)	82
Asset impairments	—	249	(249)	—
Exit costs (consulting/site clean-up)	2,556	858	(853)	2,561
Total Paints	3,383	1,265	(2,005)	2,643
All Other
Severance and employee benefits	55	—	(31)	24
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	66	(66)	—
Total All Other	55	180	(211)	24
Total	$6,144	$4,001	$(5,599)	$4,546

The ending liability balance at January 28, 2011 and at January 29, 2010 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statement of Income. For the three-month period ended January 28, 2011 and January 29, 2010, $1,396 and $4,001 was charged to Cost of Sales, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: Net sales for the first quarter of 2011 increased due to higher volume and customer price increases. The increase in volume was driven by the Wattyl acquisition and strength in our Coatings segment in all of our product lines. Gross profit as a percent of net sales decreased due to higher raw material costs. Operating expenses as a percent of net sales decreased slightly. Net income was flat despite a significant increase in raw material costs and a benefit from the settlement of certain tax audits in the first quarter of 2010.

In the first quarter of 2011, we experienced a very challenging raw material environment due to escalating costs and strong global demand for certain raw materials, which began in the second half of 2010. Our ability to maintain historical gross margins will depend on implementing customer price increases in a timely manner since, historically, there has been a lag between rising raw material costs and our ability to increase customer pricing.

Earnings Per Share: Net income per common share (diluted) was $0.34 and $0.34 for the three-month periods ended January 28, 2011 and January 29, 2010, respectively. The table below presents adjusted net income per common share – diluted, which excludes after-tax Wattyl acquisition charges in 2011 and after-tax restructuring charges in 2010.

	Three Months Ended
	January 28, 2011	January 29, 2010
Net income per common share - diluted	$0.34	$0.34
Wattyl acquisition charges	0.05	—
Restructuring charges	—	0.02
Adjusted net income per common share - diluted	$0.39	$0.36

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the impact of Wattyl acquisition  charges and restructuring charges. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses, gains and losses on purchases or sales of assets and non-cash charges, as the case may be, which may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 3 and Note 14 in Notes to Condensed Consolidated Financial Statements for further information on the Wattyl acquisition and restructuring charges, respectively.

Critical Accounting Policies:  There were no material changes in our critical accounting policies during our 2011 first quarter.

Operations:

Net Sales	Three Months Ended
	January 28, 2011	January 29, 2010	% Change
Coatings	$456,389	$391,321	16.6%
Paints	335,951	233,413	43.9%
All Other	50,064	47,629	5.1%
Consolidated Net Sales	$842,404	$672,363	25.3%

•

Consolidated Net Sales – Excluding a 14.9% positive effect from acquisitions and 0.6% from foreign currency, sales for the first quarter of 2011 increased 9.8%. The increase in sales was primarily due to new business, customer price increases and the gradual recovery of industrial markets.

•

Coatings Segment Net Sales – Excluding a 1.3% positive effect from currency, sales for the first quarter of 2011 increased 15.3%. The increase in sales was primarily due to new business in all of our product lines, improving market conditions and customer price increases.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Paints Segment Net Sales – Excluding a 42.8% positive effect from acquisitions and a 0.2% negative effect from foreign currency, sales for the first quarter of 2011 increased 1.3%. The increase in sales was primarily due to volume growth in Asia and customer price increases that more than offset the lost Wal-Mart business and a delay in seasonal inventory build in the U.S. independent channel.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and furniture protection plan product lines. Excluding a 0.6% negative effect from foreign currency, sales for the first quarter of 2011 increased 5.7%. The higher sales were primarily due to customer price increases.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
	January 28, 2011	January 29, 2010
Consolidated Gross Profit	$258,913	$216,991
As a percent of Net Sales	30.7%	32.3%

•

Gross Profit – Gross profit as a percent of net sales decreased due to higher raw material costs and Wattyl acquisition  charges of $6,507 or 0.8% of net sales partially offset by increased customer pricing and lower 2011 restructuring charges. Restructuring charges of $1,396 or 0.2% of net sales and $4,001 or 0.6% of net sales were included in the first quarter of 2011 and 2010, respectively.

Operating Expenses *	Three Months Ended
	January 28, 2011	January 29, 2010
Consolidated Operating Expenses	$195,525	$157,102
As a percent of Net Sales	23.2%	23.4%

* Includes research and development and selling, general and administrative costs. For breakout see Condensed Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 24.5% or $38,423 compared to last year. The increase was driven primarily by the addition of Wattyl operating expenses. There were no restructuring charges included in operating expenses in the 2011 or 2010 periods.

•	Consolidated Operating Expenses (percent of net sales) – Operating expense as a percent of consolidated net sales declined 0.2 percentage points compared to the first quarter last year.

EBIT *	Three Months Ended
	January 28, 2011	January 29, 2010
Coatings	$50,825	$42,955
As a percent of Net Sales	11.1%	11.0%
Paints	$19,513	$27,832
As a percent of Net Sales	5.8%	11.9%
All Other	$(7,514)	$(10,694)
As a percent of Net Sales	(15.0)%	(22.5)%
Consolidated EBIT	$62,824	$60,093
As a percent of Net Sales	7.5%	8.9%

 * We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the first quarter of 2011 increased $2,731 or 4.5% from the prior year. The 2011 period included Wattyl acquisition charges of $6,507 or 0.8% of net sales. Restructuring charges of $1,396 or 0.2% of net sales and $4,001 or 0.6% of net sales were included in the 2011 and 2010 periods, respectively. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Coatings Segment EBIT – EBIT as a percent of net sales increased primarily due to leverage on higher sales and lower 2011 restructuring charges partially offset by higher raw material costs. EBIT included restructuring charges of $996 or 0.2% of net sales and $2,556 or 0.7% of net sales in the 2011 and 2010 periods, respectively.

•

Paints Segment EBIT – EBIT as a percent of net sales declined primarily due to higher raw material costs and the Wattyl acquisition  charges partially offset by increased customer pricing. EBIT included Wattyl acquisition  charges of $6,507 or 1.9% of net sales in the 2011 period and restructuring charges of $400 or 0.1% of net sales and $1,265 or 0.5% of net sales in the 2011 and 2010 periods, respectively.

•

All Other EBIT – All Other EBIT includes corporate expenses. EBIT as a percent of net sales improved primarily due to better performance in our Other product lines. EBIT included restructuring charges of $180 or 0.4% of net sales in the 2010 period. There were no restructuring charges in the 2011 period.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 28, 2011	January 29, 2010
Consolidated Interest Expense	$15,559	$14,385

•	Interest Expense – The first quarter increase is primarily due to higher average debt levels from the Wattyl acquisition.

Effective Tax Rate	Three Months Ended
	January 28, 2011	January 29, 2010
Effective Tax Rate	29.3%	25.8%

•

Effective Tax Rate – The higher first quarter 2011 effective tax rate is due to the settlement of certain income tax audits in the 2010 period partially offset by a benefit in 2011 from the retroactive extension of the research and development tax credit. We expect the effective tax rate for the full year to be 32% to 33%.

Net Income	Three Months Ended
	January 28, 2011	January 29, 2010	% Change
Consolidated Net Income	$33,427	$33,937	(1.5)%

Financial Condition: Net cash used in operations was $40,270 and $15,582 in the first quarter of 2011 and 2010, respectively. The use of cash in the 2011 period was primarily related to a decrease in trade accounts payable and other accrued liabilities, an increase in inventories and other assets and a decrease in income taxes payable, partially offset by a decrease in accounts and notes receivable and generation of net income. The $118,948 decrease in trade accounts payable and other accrued liabilities is due to the timing of disbursements and purchases.  The $50,770 increase in inventories and other assets is primarily due to the pre-buying of raw materials and seasonality. The $8,390 decrease in income taxes payable is due to the timing of tax payments. The $82,031 reduction in accounts and notes receivable is due to normal seasonality of sales.

During the 2011 period, we used $161,260 in proceeds from bank borrowings to fund $103,453 in share repurchases and seasonal working capital needs.. We used cash on hand and $13,258 in proceeds from the sale of treasury stock to fund $17,489 in dividend payments, $12,083 in capital expenditures, and $11,454 in equity award shares purchased from Huarun employees.

Capital expenditures for property, plant and equipment were $12,083 in 2011, compared with $8,486 in 2010. We anticipate capital spending in 2011 to be approximately $90,000.

See Note 9 in Notes to the Condensed Financial Statements for further discussion on our restricted cash associated with cash collateralization of certain letters of credit.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The ratio of total debt-to-capital was 41.6% at January 28, 2011, compared to 36.8% at both October 29, 2010 and January 29, 2010. Our short-term debt was $166,544 at January 28, 2011 compared to $8,088 and $6,278 at October 29, 2010 and January 29, 2010, respectively. The increase was primarily due to commercial paper borrowings. We ended our 2011 first quarter with $528,486 of liquidity that includes $360,193 of available committed credit facilities and $168,293 of cash. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs.

We have a credit facility with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 28, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We are also subject to interest rate risk. At January 28, 2011, approximately 23.9% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 29, 2010.

ITEM 1A:  RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 29, 2010.

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     Not applicable

(b)     Not applicable

(c)     We made the following repurchases of equity securities during the quarter ended January 28, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
10/30/10 – 11/26/10
Repurchase program	—	$—	—	15,000,000
Other transactions (2)	1,246	32.58	—	—
11/27/10 – 12/24/10
Repurchase program	1,320,400	33.86	1,320,400	13,679,600
Other transactions (2)	28,185	33.98	—	—
12/25/10 – 1/28/11
Repurchase program	1,679,600	34.92	1,679,600	12,000,000
Other transactions (2)	21,719	35.85	—	—

(1)	On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of January 28, 2011, we repurchased 3,000,000 shares under this authorization.
(2)

Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

ITEM 6:  EXHIBITS

Exhibits
10.1	Letter Agreement with Gary E. Hendrickson as New Chief Executive Officer
10.2	Confidentiality and Noncompetition Agreement between Registrant and Gary E. Hendrickson
10.3	Restricted Stock Unit Agreement between the Registrant and Gary E. Hendrickson
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 9, 2011	By	/s/Rolf Engh
Rolf Engh Secretary

Date: March 9, 2011	By	/s/Lori A. Walker
Lori A. Walker Senior Vice President (Chief Financial Officer)