Form 10-Q
period 2011-04-29
VALSPAR CORP
filed 2011-06-08
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2011

or

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
☐ Yes     ☒ No

As of June 1, 2011, The Valspar Corporation had 93,671,450 shares of common stock outstanding, excluding 24,771,174 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	April 29, 2011	October 29, 2010	April 30, 2010
	(Unaudited)	(Note)	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$120,051	$167,621	$164,627
Restricted cash	16,977	12,574	—
Accounts and notes receivable less allowance (4/29/11-$13,839; 10/29/10-$17,459; 4/30/10-$20,019)	708,495	628,589	560,637
Inventories	431,237	349,149	253,316
Deferred income taxes	49,850	49,069	35,035
Prepaid expenses and other	79,391	77,920	87,131
TOTAL CURRENT ASSETS	1,406,001	1,284,922	1,100,746

GOODWILL	1,385,406	1,355,818	1,333,678
INTANGIBLES, NET	654,774	637,390	624,211
OTHER ASSETS	14,967	17,398	4,483
LONG-TERM DEFERRED INCOME TAXES	4,902	4,778	5,216

Gross property, plant and equipment	1,374,828	1,326,070	1,080,866
Less accumulated depreciation	(800,976)	(758,440)	(628,850)
NET PROPERTY, PLANT AND EQUIPMENT	573,852	567,630	452,016

TOTAL ASSETS	$4,039,902	$3,867,936	$3,520,350

NOTE:	The Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 29, 2011	October 29, 2010	April 30, 2010
	(Unaudited)	(Note)	(Unaudited)

CURRENT LIABILITIES:
Notes payable and commercial paper	$354,467	$8,088	$6,370
Trade accounts payable	473,794	447,303	359,120
Income taxes	35,579	33,331	32,933
Other accrued liabilities	319,371	396,129	295,532
TOTAL CURRENT LIABILITIES	1,183,211	884,851	693,955

LONG-TERM DEBT, NET OF CURRENT PORTION	903,031	943,216	873,489
DEFERRED INCOME TAXES	263,503	256,525	241,007
OTHER LONG-TERM LIABILITIES	155,316	152,979	170,328
TOTAL LIABILITIES	2,505,061	2,237,571	1,978,779

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	383,675	383,167	369,351
Retained earnings	1,483,767	1,428,515	1,333,587
Accumulated other comprehensive income (loss)	128,319	88,087	56,787
Less cost of common stock in treasury (4/29/11-24,822,271 shares; 10/29/10-20,415,334 shares; 4/30/10-19,147,886 shares)	(520,140)	(328,624)	(277,374)
TOTAL STOCKHOLDERS’ EQUITY	1,534,841	1,630,365	1,541,571

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,039,902	$3,867,936	$3,520,350

NOTE:   The Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Net sales	$992,729	$803,570	$1,835,133	$1,475,933
Cost of sales	677,219	530,217	1,260,710	985,589
Gross profit	315,510	273,353	574,423	490,344
Research and development	30,059	24,703	57,883	48,368
Selling, general and administrative	185,935	144,347	353,636	277,784
Income from operations	99,516	104,303	162,904	164,192
Interest expense	15,486	14,726	31,045	29,111
Other (income)/expense – net	(17)	(1,255)	547	(1,459)
Income before income taxes	84,047	90,832	131,312	136,540
Income taxes	27,739	29,159	41,577	40,930
Net income	$56,308	$61,673	$89,735	$95,610

Net income per common share – basic	$0.60	$0.63	$0.94	$0.97
Net income per common share – diluted	$0.58	$0.61	$0.91	$0.95

Average number of common shares outstanding
- basic	94,432,627	98,657,090	95,646,147	98,895,203
- diluted	97,497,045	100,986,419	98,570,609	101,058,134

Dividends paid per common share	$0.18	$0.16	$0.36	$0.32

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	SIX MONTHS ENDED
	April 29, 2011	April 30, 2010
OPERATING ACTIVITIES:
Net income	$89,735	$95,610
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	41,457	36,738
Amortization	3,723	3,660
Stock-based compensation	3,789	3,350
(Gain)/loss on asset divestitures	(847)	(221)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(63,596)	(47,536)
(Increase)/decrease in inventories and other assets	(59,890)	(20,996)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(69,775)	(35,135)
Increase/(decrease) in income taxes payable	(1,956)	24,283
Increase/(decrease) in other deferred liabilities	831	1,078
Other	(2,346)	(6,353)
Net Cash (Used In)/Provided By Operating Activities	(58,875)	54,478

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(27,405)	(22,334)
Cash proceeds on disposal of assets	3,379	3,016
Acquisition of businesses, net of cash acquired	(30,579)	—
(Increase)/decrease in restricted cash	(189)	—
Net Cash (Used In)/Provided By Investing Activities	(54,794)	(19,318)

FINANCING ACTIVITIES:
Net change in other borrowings	(51,140)	2,574
Proceeds from issuance of commercial paper	344,903	—
Proceeds from sale of treasury stock	27,722	28,525
Excess tax benefit from stock-based compensation	5,428	2,674
Treasury stock purchases	(218,643)	(56,531)
Dividends paid	(34,483)	(31,761)
Purchase of equity award shares	(11,454)	—
Net Cash (Used In)/Provided By Financing Activities	62,333	(54,519)

Increase/(Decrease) in Cash and Cash Equivalents	(51,336)	(19,359)
Effect of exchange rate changes on Cash and Cash Equivalents	3,766	(3,733)

Cash and Cash Equivalents at Beginning of Period	167,621	187,719
Cash and Cash Equivalents at End of Period	$120,051	$164,627

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 29, 2011 are not necessarily indicative of the results that may be expected for the year ending October 28, 2011.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $34,483 at April 29, 2011, $33,944 at October 29, 2010 and $23,585 at April 30, 2010, of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

In February 2011, we acquired Isocoat Tintas e Vernizes Ltda. (Isocoat), a Brazilian powder coatings business serving customers in Brazil, Argentina and Colombia. The acquisition strengthens our general industrial product manufacturing, marketing and distribution in a growing region. Isocoat had 2010 sales of approximately $35,000. The acquisition was recorded at fair value in the second quarter of fiscal year 2011 and a preliminary allocation of the purchase price has been completed. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and assumed Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl had fiscal year 2010 net sales of approximately AUD 386,500. Wattyl distributes leading paint brands through independent dealers, hardware chains, home centers and approximately 135 company-owned stores. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010. The purchase price allocation has been completed. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	April 29, 2011	April 30, 2010
Manufactured products	$265,892	$143,149
Raw materials, supplies and work-in-progress	165,345	110,167
Total Inventories	$431,237	$253,316

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three and six-month periods ended April 29, 2011 and April 30, 2010, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Net Income	$56,308	$61,673	$89,735	$95,610
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	25,918	(9,476)	41,229	(11,386)
Net gain (loss) on financial instruments	(1,079)	20	(997)	176
Total Comprehensive Income (Loss)	$81,147	$52,217	$129,967	$84,400

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	April 29, 2011	October 29, 2010	April 30, 2010
Foreign currency translation	$201,195	$159,966	$126,659
Pension and postretirement benefits, net	(79,100)	(79,100)	(77,679)
Unrealized gain (loss) on financial instruments	6,224	7,221	7,807
Accumulated other comprehensive income (loss)	$128,319	$88,087	$56,787

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of April 29, 2011 increased from the end of fiscal year 2010 by $29,588 to $1,385,406. The increase is primarily due to the acquisition of Isocoat (see Note 3 for further details) and foreign currency translation.

Total intangible asset amortization expense for the six months ended April 29, 2011 was $3,723, compared to $3,660 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 29, 2011 is expected to be approximately $8,000 annually.

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
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paints includes interior and exterior decorative paints, primers, varnishes, high-performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes, for the do-it-yourself and professional markets in Australia, China, New Zealand and North America. In September 2010, we acquired Wattyl Limited which expanded our distribution of consumer paints into Australia and New Zealand primarily through independent dealers, hardware chains, home centers and company-owned stores (see Note 3).

Our remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as furniture protection plans and gelcoats and related products. All Other also includes our corporate administrative expenses. These administrative expenses include amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter and year-to-date results on this basis are as follows:

	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Net Sales:
Coatings	$509,136	$442,091	$965,525	$833,412
Paints	418,380	303,996	754,331	537,409
All Other	93,508	86,210	168,378	152,825
Less Intersegment Sales	(28,295)	(28,727)	(53,101)	(47,713)
Total Net Sales	$992,729	$803,570	$1,835,133	$1,475,933

EBIT
Coatings	$59,913	$62,417	$110,738	$105,372
Paints	38,964	52,161	58,477	79,993
All Other	656	(9,020)	(6,858)	(19,714)
Total EBIT	$99,533	$105,558	$162,357	$165,651
Interest	$15,486	$14,726	$31,045	$29,111
Income before Income Taxes	$84,047	$90,832	$131,312	$136,540

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of April 29, 2011.

In the second quarter of 2011, our aggregate $50,000 notional amount of interest rate swap contracts matured. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. We had $50,000 notional amount of interest rate swap contracts in place as of April 30, 2010. There was no ineffectiveness for these swaps during the quarter or year-to-date periods ended April 29, 2011 and April 30, 2010. Prior to maturity, the interest rate swap contracts were reflected at fair value in the condensed consolidated balance sheet. Unrealized gains and losses were recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts were recognized as interest expense over the life of the contracts.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

At April 29, 2011, we had $6,454 and $3,005 notional amount of foreign currency contracts that mature during fiscal year 2011 and 2012, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in Other Expense (Income) when they occur. At April 30, 2010, we had approximately $8,430 notional amount of foreign currency contracts maturing during fiscal years 2010 and 2011. There was no ineffectiveness for these hedges during the quarter or year-to-date periods ended April 29, 2011 or April 30, 2010.

At April 29, 2011, we had $100,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt to be issued. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. The accumulated other comprehensive income amount in our condensed consolidated balance sheet represents the unrealized gains and losses, net of tax, from our current contracts and the unamortized gain, net of tax, from our settled contracts. The unamortized gain from our settled contracts is reclassified ratably to our condensed statements of income as a decrease to interest expense over the term of the related bond issuance. At April 30, 2010 we had no treasury lock contracts in place.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at April 29, 2011	Fair Value at April 30, 2010
	Level 2 [1]	Level 2 [1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$181
Total Assets	$—	$181
Liabilities
Accrued liabilities other:
Foreign currency contracts	$634	$—
Treasury lock contracts	788	—
Interest rate swap contracts	—	980
Total Liabilities	$1,422	$980

[1]	See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements.

Derivative gains (losses) recognized in AOCI 2 and on the Condensed Consolidated Statement of Income for the three and six-month periods ended April 29, 2011 and April 30, 2010, respectively, are as follows:

Three Months Ended April 29, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Income Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(383)	Other income / (expense), net	$(160)
Treasury lock contracts	(1,179)	Interest expense	391
Interest rate swap contracts	47	Interest expense	(47)
Total derivatives designated as cash flow hedges	$(1,515)		$184

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Three Months Ended April 30, 2010	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Income Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$60	Other income / (expense), net	$(17)
Treasury lock contracts	(391)	Interest expense	391
Interest rate swap contracts	327	Interest expense	(347)
Total derivatives designated as cash flow hedges	$(4)		$27

Six Months Ended April 29, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Income Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(269)	Other income / (expense), net	$(234)
Treasury lock contracts	(1,570)	Interest expense	782
Interest rate swap contracts	385	Interest expense	(388)
Total derivatives designated as cash flow hedges	$(1,454)		$160

Six Months Ended April 30, 2010	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Income Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$352	Other income / (expense), net	$(161)
Treasury lock contracts	(782)	Interest expense	782
Interest rate swap contracts	496	Interest expense	(688)
Total derivatives designated as cash flow hedges	$66		$(67)

[2]

Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the respective period derivative activity.

NOTE 9: DEBT AND MONEY MARKET SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using either a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities, or in the case of outstanding commercial paper, the carrying values approximate the fair market values as the maturities are less than three months.

	April 29, 2011
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$898,503
Non-publicly traded debt	457,498	456,005
Total debt	$1,257,498	$1,354,508

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	April 30, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$881,993
Non-publicly traded debt	79,859	77,451
Total debt	$879,859	$959,444

We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

Our non-publicly traded debt consists of the following:

	April 29, 2011	April 30, 2010
Commercial paper	$344,903	$—
Credit facility borrowings	89,851	60,987
Industrial development bonds	12,502	12,502
Uncommitted borrowings	10,242	6,370
Total non-publicly traded debt	$457,498	$79,859

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 29, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We invest in money market funds with high-credit-quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our money market funds are $15,452 and $58,782 as of April 29, 2011 and April 30, 2010, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair market values as the maturities are less than three months. These assets have observable prices that are quoted on an active exchange, and are therefore classified as Level 1 inputs under the fair value hierarchy.

Restricted cash represents cash that is restricted from withdrawal. As of April 29, 2011 and April 30, 2010, we had restricted cash of $16,977 and $0, respectively. Such restricted cash primarily serves as collateral for our liability insurance programs.

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

We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses can be estimated. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when we revise our estimates. Our practice is to revise estimates as soon as such changes in estimates become known.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Changes in the recorded amounts, both short-term and long-term, during the period are as follows:
	Six Months Ended
	April 29, 2011	April 30, 2010
Beginning balance, October	$74,907	$70,503
Additional net deferred revenue/accrual made during the period	7,863	6,992
Payments made during the period	(6,921)	(3,840)
Ending balance	$75,849	$73,655

NOTE 11: STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1,801 ($1,192 after tax) and $3,789 ($2,475 after tax) for the three and six-month periods ended April 29, 2011, compared to $1,548 ($1,030 after tax) and $3,350 ($2,218 after tax) for the three and six-month periods ended April 30, 2010, respectively.

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Service cost	$1,113	$811	$2,219	$1,645
Interest cost	3,660	3,221	7,308	6,482
Expected return on plan assets	(4,397)	(4,065)	(8,781)	(8,162)
Amortization of prior service cost	99	114	198	228
Recognized actuarial (gain)/loss	1,512	1,229	3,022	2,464
Net periodic benefit cost	$1,987	$1,310	$3,966	$2,657

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Service cost	$47	$53	$94	$106
Interest cost	128	119	256	238
Amortization of prior service cost	(32)	(718)	(64)	(1,436)
Recognized actuarial (gain)/loss	76	657	152	1,314
Net periodic benefit cost	$219	$111	$438	$222

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
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the first quarter of fiscal year 2011, we recorded a $1,250 benefit to income tax expense for the retroactive extension of the U.S. federal research and development tax credit. In the same period of fiscal year 2010, we settled certain income tax audits, which reduced our liability for gross unrecognized tax benefits by $7,244 (excluding interest and penalties). The net impact to tax expense during the first quarter of fiscal year 2010 for these audit adjustments (including interest, penalties, and other offsetting items) was a net decrease of $4,821. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second quarter of fiscal year 2011 or 2010.

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

NOTE 14: RESTRUCTURING

In fiscal year 2008, we initiated a comprehensive series of restructuring activities which are now complete. These restructuring initiatives included plant closures, reductions to research and development and selling and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $98 and $1,494 for the three and six-month periods ended April 29, 2011, respectively.

During the second quarter of 2011, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which will further rationalize our manufacturing capacity and reduce our overall global headcount. These restructuring activities during the second quarter of 2011 resulted in pre-tax charges of $1,364 or $0.01 per share after tax. Additionally, we have announced restructuring actions related to improving the profitability of our Australian paints acquisition, Wattyl. Specific actions are expected to include facility consolidations in manufacturing and distribution, store rationalization and other related costs. We expect the cost of these activities to be $0.30 to $0.35 per share after tax over the next 12 to 18 months.

Our total restructuring activities for the three and six-month periods ended April 29, 2011 resulted in pre-tax charges of $1,462 and $2,858, respectively, or $0.02 per share after tax in each period. In comparison, total restructuring activities for the three and six-month periods ended April 30, 2010 resulted in pre-tax charges of $261 and $4,262, respectively, or $0.02 per share after tax in each period.

The total resulting expenses included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities in fiscal year 2011.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following restructuring and impairment charges by segment were recorded in the 2011 and 2010 periods:
Six Month Period Ending April 29, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 4/29/2011
Coatings
Severance and employee benefits	$1,139	$1,112	$(1,499)	$752
Asset Impairments	—	252	(252)	—
Exit costs (consulting/site clean-up)	2,034	1,094	(1,533)	1,595
Total Coatings	3,173	2,458	(3,284)	2,347
Paints
Severance and employee benefits	19	—	(18)	1
Exit costs (consulting/site clean-up)	2,763	400	(1,689)	1,474
Total Paints	2,782	400	(1,707)	1,475
Total	$5,955	$2,858	$(4,991)	$3,822

Six Month Period Ending April 30, 2010	Liability Beginning Balance 10/30/2009	Expense	Activity	Liability Ending Balance 4/30/2010
Coatings
Severance and employee benefits	$1,694	$62	$(1,029)	$727
Asset impairments	—	2,500	(2,500)	—
Exit costs (consulting/site clean-up)	1,012	33	5	1,050
Contract term costs (leases)	—	38	(38)	—
Total Coatings	2,706	2,633	(3,562)	1,777
Paints
Severance and employee benefits	827	314	(1,104)	37
Asset impairments	—	240	(240)	—
Exit costs (consulting/site clean-up)	2,556	850	(912)	2,494
Total Paints	3,383	1,404	(2,256)	2,531
All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$4,262	$(6,098)	$4,308

The ending liability balance at April 29, 2011 and at April 30, 2010 is included in other accrued liabilities on our Condensed Consolidated Balance Sheet. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statement of Income. For the three-month period ended April 29, 2011, $529 was charged to Cost of Sales and $933 was charged to Selling, General and Administrative (SG&A) expenses. For the six-month period ended April 29, 2011, $1,925 was charged to Cost of Sales and $933 was charged to SG&A. For the three-month period ended April 30, 2010, $261 was charged to Cost of Sales. For the six-month period ended April 30, 2010, $4,262 was charged to Cost of Sales.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: In the second quarter of 2011, we continued to experience a very challenging raw material environment due to escalating costs, tight supply and strong global demand for certain raw materials, a trend which began in the second half of 2010. We expect the rising cost trend to continue in the second half of 2011. Our ability to return to historical gross margins will depend on the implementation of customer price increases in a timely manner. Historically, there has been a lag between rising raw material costs and the impact of our customer price increases.

Net sales growth for the second quarter of 2011 was primarily due to higher volumes driven by our acquisitions, customer price increases across all regions and strength in our Coatings segment. Gross profit as a percent of net sales decreased due to the lag between higher raw material costs and the impact of customer price increases, along with non-recurring, acquisition-related charges. Operating expenses as a percent of net sales increased due to Wattyl operating expenses and continued investments in strategic growth initiatives. Net income declined 8.7% primarily due to one-time acquisition charges and restructuring costs.

We continually evaluate our cost structure in the normal course of our business. During the second quarter of 2011, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which will reduce our manufacturing capacity and overall global headcount. The end-markets served by this product line have been struggling for several years and we do not anticipate any significant changes in the near- or medium-term. In the third quarter of 2011, we announced restructuring actions related to improving the profitability of our Australian paints acquisition, Wattyl. Specific actions include facility consolidations in manufacturing and distribution, store rationalization and other related costs. We expect the restructuring cost relating to these actions to be $0.30 to $0.35 per share after tax over the next 12 to 18 months. Total restructuring activities during the second quarter of 2011 resulted in pre-tax charges of $1,462 or $0.01 per share after tax. See Note 14 in Notes to Condensed Consolidated Financial Statements for more information on restructuring.

Earnings Per Share: Net income per common share (diluted) was $0.58 and $0.91 for the three and six-month periods ended April 29, 2011, and $0.61 and $0.95 for the three and six-month periods ended April 30, 2010, respectively. The table below presents adjusted net income per common share – diluted, which excludes after-tax acquisition-related charges in 2011 and after-tax restructuring charges in 2011 and 2010.

	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Net income per common share - diluted	$0.58	$0.61	$0.91	$0.95
Acquisition-related charges	0.05	—	0.09	—
Restructuring charges	0.01	—	0.02	0.02
Adjusted net income per common share - diluted	$0.64	$0.61	$1.02	$0.97

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the impact of acquisition-related and restructuring charges. The acquisition-related charges are primarily related to the step-up of inventory to fair value. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses, gains and losses on purchases or sales of assets and non-cash charges, which may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 14 for further information on the restructuring charges.

Critical Accounting Policies: In the second quarter of 2011, there were no material changes in our critical accounting policies.

Operations:

Net Sales	Three Months Ended			Six Months Ended
	April 29, 2011	April 30, 2010	% Change	April 29, 2011	April 30, 2010	% Change
Coatings	$509,136	$442,091	15.2%	$965,525	$833,412	15.9%
Paints	418,380	303,996	37.6%	754,331	537,409	40.4%
All Other	65,213	57,483	13.4%	115,277	105,112	9.7%
Consolidated Net Sales	$992,729	$803,570	23.5%	$1,835,133	$1,475,933	24.3%

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Consolidated Net Sales – Excluding the positive effect of 12.3% from acquisitions and 1.6% from foreign currency, sales for the second quarter of 2011 increased 9.6%. Excluding the positive effect of 13.5% from acquisitions and 1.2% from foreign currency, year-to-date sales increased 9.6%. The improvement in sales for both 2011 periods was due to customer price increases, new business and volume growth in our Coatings segment.

•

Coatings Segment Net Sales – Excluding the positive effect of 2.5% from foreign currency and 1.2% from acquisitions, sales for the second quarter of 2011 increased 11.5%. Excluding the positive effect of 1.9% from foreign currency and 0.7% from acquisitions, year-to-date sales increased 13.3%. The increase in sales for both 2011 periods was primarily due to customer price increases and new business across all product lines. Additionally, improved market conditions in our general industrial product line offset continued weakness in our wood product line.

•

Paints Segment Net Sales – Excluding the positive effect of 30.7% from acquisitions and a 0.6% from foreign currency, sales for the second quarter of 2011 increased 6.3%. Excluding the positive effect of 35.9% from acquisitions and 0.2% from foreign currency, year-to-date sales increased 4.3%. The increase in sales for both periods was due to customer price increases and volume growth in Asia that more than offset the loss of a large U.S. retail customer.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and furniture protection plan product lines. Excluding the positive effect of 0.6% from foreign currency, sales for the second quarter of 2011 increased 12.8%. Year-to-date sales increased 9.7% with no effect from foreign currency. The higher sales in both periods were due to customer price increases.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Consolidated Gross Profit	$315,510	$273,353	$574,423	$490,344
As a percent of Net Sales	31.8%	34.0%	31.3%	33.2%

•

Gross Profit – Gross profit as a percent of net sales decreased due to higher raw material costs and acquisition-related charges, partially offset by increased customer pricing. Acquisition-related charges of $4,909 or 0.5% of net sales and $11,416 or 0.6% of net sales were included in the second quarter and year-to-date periods of 2011, respectively. Restructuring charges of $529 and $1,925, or 0.1% of net sales in both periods, were included in the second quarter and year-to-date periods of 2011, respectively. Restructuring charges of $261 or 0.1% of net sales and $4,262 or 0.3% of net sales were included in the second quarter and year-to-date periods of 2010, respectively.

Operating Expenses *	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Consolidated Operating Expenses	$215,994	$169,050	$411,519	$326,152
As a percent of Net Sales	21.8%	21.0%	22.4%	22.1%

* Includes research and development and selling, general and administrative costs. For breakout see Condensed Consolidated Statement of Income.

•

Consolidated Operating Expenses (dollars) – Second quarter consolidated operating expenses increased 27.8% or $46,944 compared to last year. Year-to-date consolidated operating expenses increased 26.2% or $85,367. The increase in both periods was driven primarily by the addition of Wattyl operating expenses and continued investments in strategic growth initiatives. For both periods, acquisition-related charges of $1,859, 0.2% of second quarter net sales and 0.1% of year-to-date net sales, were included in operating expenses. Restructuring charges of $933 or 0.1% of net sales were included in operating expenses in the second quarter and year-to-date periods of 2011. There were no restructuring charges included in operating expenses in the 2010 periods.

•

Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales increased 0.8 and 0.3 percentage points for the second quarter and year-to-date periods, respectively.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

EBIT *	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Coatings	$59,913	$62,417	$110,738	$105,372
As a percent of Net Sales	11.8%	14.1%	11.5%	12.6%
Paints	$38,964	$52,161	$58,477	$79,993
As a percent of Net Sales	9.3%	17.2%	7.8%	14.9%
All Other	$656	$(9,020)	$(6,858)	$(19,714)
As a percent of Net Sales	1.0%	(15.7)%	(5.9)%	(18.8)%
Consolidated EBIT	$99,533	$105,558	$162,357	$165,651
As a percent of Net Sales	10.0%	13.1%	8.8%	11.2%

* We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the second quarter of 2011 decreased $6,025 or 5.7%. Year-to-date EBIT decreased $3,294 or 2.0%. Acquisition-related charges of $6,768 or 0.7% of net sales and $13,275 or 0.7% of net sales were included in the quarter and year-to-date periods of 2011, respectively. Restructuring charges of $1,462 or 0.1% of net sales and $2,858 or 0.2% of net sales were included in the quarter and year-to-date periods of 2011, respectively. The restructuring charges for the second quarter of 2010 were immaterial, and the year-to-date period included pre-tax charges of $4,262 or 0.3% of net sales. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales for the second quarter and year-to-date periods decreased primarily due to higher raw material costs, which were partially offset by customer price increases. EBIT included acquisition-related charges of $1,859 or 0.4% of net sales in the quarter and year-to-date periods of 2011. EBIT included restructuring charges of $1,462 or 0.3% of net sales and $2,458 or 0.3% of net sales in the quarter and year-to-date periods of 2011, respectively. The restructuring charges for the second quarter of 2010 were immaterial, and the year-to-date period included pre-tax charges of $2,633 or 0.3% of net sales.

•

Paints Segment EBIT – EBIT as a percent of net sales for the second quarter and year-to-date periods declined primarily due to higher raw material costs, unfavorable product mix, investment in strategic initiatives and acquisition-related charges, partially offset by customer price increases. EBIT included acquisition-related charges of $4,909 or 1.2% of net sales and $11,416 or 1.5% of net sales in the quarter and year-to-date periods of 2011, respectively. There were no restructuring charges in the second quarter of 2011. EBIT included restructuring charges of $400 or 0.1% of net sales in the year-to-date period of 2011. The restructuring charges for the second quarter of 2010 were immaterial, and the year-to-date period included pre-tax charges of $1,404 or 0.3% of net sales.

•

All Other EBIT – All Other EBIT includes corporate expenses. Second quarter and year-to-date EBIT as a percent of net sales improved primarily due to better performance in our Other product lines and lower incentive compensation expenses. There were no restructuring charges included in EBIT in the second quarter and year-to-date periods of 2011. EBIT included immaterial restructuring charges in the second quarter of 2010 and charges of $225 or 0.2% of net sales in the 2010 year-to-date period.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Consolidated Interest Expense	$15,486	$14,726	$31,045	$29,111

•	Interest Expense – The second quarter and year-to-date increase is primarily due to higher average debt levels as a result of acquisitions.

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 29, 2011	April 30, 2010	April 29, 2011	April 30, 2010
Effective Tax Rate	33.0%	32.1%	31.7%	30.0%

•

Effective Tax Rate – The higher year-to-date 2011 effective tax rate is due to the settlement of certain income tax audits in the 2010 period partially offset by a benefit in 2011 from the retroactive extension of the research and development tax credit. We expect the effective tax rate for the full year to be 32% to 33%.

Net Income	Three Months Ended			Six Months Ended
	April 29, 2011	April 30, 2010	% Change	April 29, 2011	April 30, 2010	% Change
Consolidated Net Income	$56,308	$61,673	(8.7)%	$89,735	$95,610	(6.1)%

Financial Condition: Net cash used in operations was $58,875 for the first six months of 2011 compared to net cash provided by operations of $54,478 in the first six months of 2010. The use of cash in the 2011 period was primarily related to a decrease in trade accounts payable and other accrued liabilities, an increase in accounts and notes receivable and an increase in inventories and other assets. The $69,775 decrease in trade accounts payable and other accrued liabilities was due to the timing of disbursements and purchases. The $63,596 increase in accounts and notes receivable was due to higher sales levels and timing of customer payments. The $59,890 increase in inventories and other assets was primarily due to higher raw material costs, pre-buying of certain raw materials to ensure uninterrupted delivery of products to our customers in a tight supply market and seasonality.

During the 2011 period, we used $293,763 in net proceeds from bank borrowings to fund $218,643 in share repurchases, working capital needs and acquisitions. We used cash on hand and $27,722 in proceeds from the sale of treasury stock to fund $34,483 in dividend payments, $27,405 in capital expenditures, and $11,454 in equity award shares purchased from Huarun employees.

Capital expenditures for property, plant and equipment were $27,405 in 2011 compared with $22,334 in 2010. We anticipate capital spending in 2011 to be approximately $90,000.

See Note 9 in Notes to the Condensed Financial Statements for further discussion on our restricted cash primarily associated with cash collateralization of certain letters of credit.

The ratio of total debt-to-capital was 45.0% at April 29, 2011 compared to 36.8% at October 29, 2010 and 36.3% at April 30, 2010. Our short-term debt was $354,467 at April 29, 2011 compared to $8,088 and $6,370 at October 29, 2010 and April 30, 2010, respectively. The increase was primarily funded by commercial paper borrowings. We ended our 2011 second quarter with $343,730 of liquidity that includes $223,679 of available committed credit facilities and $120,051 of cash and cash equivalents. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs.

We have credit facilities with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 29, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We are also subject to interest rate risk. At April 29, 2011, approximately 36.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 29, 2010.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 29, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	We made the following repurchases of equity securities during the quarter ended April 29, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)
1/29/11 – 2/25/11
Repurchase program	324,035	$38.39	324,035	11,675,965
Other transactions (2)	9,767	37.22	—	—
2/26/11 – 3/25/11
Repurchase program	1,525,000	37.87	1,525,000	10,150,965
Other transactions (2)	—	—	—	—
3/26/11 – 4/29/11
Repurchase program	1,150,965	39.02	1,150,965	9,000,000
Other transactions (2)	17,391	38.56	—	—

(1)

On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of April 29, 2011, we have repurchased 6,000,000 shares under this authorization.

(2)

Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

ITEM 6: EXHIBITS

Exhibits

10.1	Transition Agreement and Release with William L. Mansfield dated as of April 13, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed with the SEC on April 18, 2011)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 8, 2011	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: June 8, 2011	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and Chief Financial Officer