Form 10-Q/A
period 2011-04-29
VALSPAR CORP
filed 2011-06-08
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to The Valspar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2011, filed with the Securities and Exchange Commission on June 8, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6: EXHIBITS

Exhibits

10.1	Transition Agreement and Release with William L. Mansfield dated as of April 13, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed with the SEC on April 18, 2011)*

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*These exhibits were previously included or incorporated by reference in The Valspar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2011, filed with the Securities and Exchange Commission on June 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 8, 2011	By	/s/Rolf Engh
Rolf Engh Secretary

Date: June 8, 2011	By	/s/Lori A. Walker
Lori A. Walker Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1	Transition Agreement and Release with William L. Mansfield dated as of April 13, 2011 (incorporated by reference to Exhibit 99.1 to the registrant’s 8-K filed with the SEC on April 18, 2011)*

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*These exhibits were previously included or incorporated by reference in The Valspar Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 29, 2011, filed with the Securities and Exchange Commission on June 8, 2011.