Form 10-Q
period 2011-07-29
VALSPAR CORP
filed 2011-09-07
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2011

or

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
☐ Yes     ☒ No

As of September 1, 2011, The Valspar Corporation had 93,460,045 shares of common stock outstanding, excluding 24,982,579 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

ASSETS	July 29, 2011	October 29, 2010	July 30, 2010
	(Unaudited)	(Note)	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$152,509	$167,621	$232,124
Restricted cash	21,062	12,574	12,570
Accounts and notes receivable less allowance (7/29/11-$14,678; 10/29/10-$17,459; 7/30/10-$20,016)	715,392	628,589	563,446
Inventories	429,733	349,149	270,719
Deferred income taxes	50,548	49,069	36,264
Prepaid expenses and other	78,302	77,920	82,610
TOTAL CURRENT ASSETS	1,447,546	1,284,922	1,197,733

GOODWILL	1,396,203	1,355,818	1,327,339
INTANGIBLES, NET	657,880	637,390	622,205
OTHER ASSETS	13,195	17,398	18,047
LONG-TERM DEFERRED INCOME TAXES	4,988	4,778	4,520

Gross property, plant and equipment	1,396,403	1,326,070	1,073,416
Less accumulated depreciation	(821,861)	(758,440)	(631,362)
NET PROPERTY, PLANT AND EQUIPMENT	574,542	567,630	442,054

TOTAL ASSETS	$4,094,354	$3,867,936	$3,611,898

NOTE: The Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 29, 2011	October 29, 2010	July 30, 2010
	(Unaudited)	(Note)	(Unaudited)

CURRENT LIABILITIES:
Notes payable and commercial paper	$267,995	$8,088	$7,464
Current portion of long-term debt	208,594	—	—
Trade accounts payable	504,401	447,303	398,241
Income taxes	43,205	33,331	43,130
Other accrued liabilities	357,153	396,129	337,513
TOTAL CURRENT LIABILITIES	1,381,348	884,851	786,348

LONG-TERM DEBT, NET OF CURRENT PORTION	688,245	943,216	870,726
DEFERRED INCOME TAXES	265,300	256,525	243,457
OTHER LONG-TERM LIABILITIES	151,245	152,979	162,495
TOTAL LIABILITIES	2,486,138	2,237,571	2,063,026

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	384,855	383,167	372,711
Retained earnings	1,534,277	1,428,515	1,392,899
Accumulated other comprehensive income (loss)	146,039	88,087	26,780
Less cost of common stock in treasury (7/29/11-24,634,915 shares; 10/29/10-20,415,334 shares; 7/30/10-19,754,712 shares)	(516,175)	(328,624)	(302,738)
TOTAL STOCKHOLDERS’ EQUITY	1,608,216	1,630,365	1,548,872

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,094,354	$3,867,936	$3,611,898

NOTE: The Balance Sheet at October 29, 2010 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net sales	$1,070,482	$873,915	$2,905,615	$2,349,848
Cost of sales	746,145	583,111	2,006,855	1,568,700
Gross profit	324,337	290,804	898,760	781,148
Research and development	30,049	24,758	87,932	73,126
Selling, general and administrative	183,596	145,921	537,232	423,705
Income from operations	110,692	120,125	273,596	284,317
Interest expense	15,801	14,322	46,846	43,433
Other (income)/expense – net	552	(898)	1,099	(2,357)
Income before income taxes	94,339	106,701	225,651	243,241
Income taxes	26,952	31,558	68,529	72,488
Net income	$67,387	$75,143	$157,122	$170,753

Net income per common share – basic	$0.72	$0.76	$1.66	$1.73
Net income per common share – diluted	$0.70	$0.74	$1.61	$1.69

Average number of common shares outstanding
- basic	93,063,614	98,535,826	94,788,124	98,775,411
- diluted	95,851,211	101,009,523	97,670,507	101,067,349

Dividends paid per common share	$0.18	$0.16	$0.54	$0.48

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED
	July 29, 2011	July 30, 2010
OPERATING ACTIVITIES:
Net income	$157,122	$170,753
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	63,856	55,797
Amortization	5,711	5,464
Stock-based compensation	5,288	4,729
(Gain)/loss on asset divestitures	(602)	(12,750)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(60,619)	(56,984)
(Increase)/decrease in inventories and other assets	(48,041)	(55,796)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(17,802)	50,436
Increase/(decrease) in income taxes payable	5,773	30,447
Increase/(decrease) in other deferred liabilities	3,075	(1,480)
Other	(8,203)	(13,747)
Net Cash (Used In)/Provided By Operating Activities	105,558	176,869

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(42,378)	(35,248)
Cash proceeds on disposal of assets	3,470	27,808
Acquisition of businesses, net of cash acquired	(30,579)	(15,034)
(Increase)/decrease in restricted cash	(4,274)	(12,570)
Net Cash (Used In)/Provided By Investing Activities	(73,761)	(35,044)

FINANCING ACTIVITIES:
Net change in other borrowings	(59,719)	5,348
Net proceeds from issuance of commercial paper	255,907	—
Proceeds from sale of treasury stock	31,567	36,440
Excess tax benefit from stock-based compensation	6,032	3,655
Treasury stock purchases	(218,643)	(87,705)
Dividends paid	(51,360)	(47,593)
Purchase of equity award shares	(11,454)	—
Net Cash (Used In)/Provided By Financing Activities	(47,670)	(89,855)

Increase/(Decrease) in Cash and Cash Equivalents	(15,873)	51,970
Effect of exchange rate changes on Cash and Cash Equivalents	761	(7,565)

Cash and Cash Equivalents at Beginning of Period	167,621	187,719
Cash and Cash Equivalents at End of Period	$152,509	$232,124

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 29, 2011 are not necessarily indicative of the results that may be expected for the year ending October 28, 2011.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 29, 2010.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $35,343 at July 29, 2011, $33,944 at October 29, 2010 and $25,280 at July 30, 2010 of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

In February 2011, we acquired Isocoat Tintas e Vernizes Ltda. (Isocoat), a Brazilian powder coatings business serving customers in Brazil, Argentina and Colombia. The acquisition strengthens our general industrial product manufacturing, marketing and distribution in a growing region. Isocoat had 2010 sales of approximately $35,000. The acquisition was recorded at fair value in the second quarter of fiscal year 2011. The purchase price allocation has been completed. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

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

Pro forma results of operations for the acquisitions and divestitures noted above have not been presented as they were immaterial to the reported results on an individual and combined basis.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	July 29, 2011	July 30, 2010
Manufactured products	$249,958	$142,756
Raw materials, supplies and work-in-progress	179,775	127,963
Total Inventories	$429,733	$270,719

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three and nine-month periods ended July 29, 2011 and July 30, 2010, Comprehensive Income, a component of Stockholders’ Equity, was as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net Income	$67,387	$75,143	$157,122	$170,753
Other Comprehensive Income, net of tax:
Foreign currency translation gain (loss)	22,337	(29,755)	63,566	(41,141)
Net gain (loss) on financial instruments	(4,617)	(252)	(5,614)	(76)
Total Comprehensive Income (Loss)	$85,107	$45,136	$215,074	$129,536

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	July 29, 2011	October 29, 2010	July 30, 2010
Foreign currency translation	$223,532	$159,966	$96,904
Pension and postretirement benefits, net	(79,100)	(79,100)	(77,679)
Unrealized gain (loss) on financial instruments	1,607	7,221	7,555
Accumulated Other Comprehensive Income (loss)	$146,039	$88,087	$26,780

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 29, 2011 increased $40,385 to $1,396,203 from the end of fiscal year 2010. The increase is primarily due to foreign currency translation and the acquisition of Isocoat (see Note 3 for further details).

Total intangible asset amortization expense for the nine months ended July 29, 2011 was $5,711, compared to $5,464 for the same period last year. Estimated annual amortization expense for each of the next five fiscal years, based on the intangible assets as of July 29, 2011, is expected to be approximately $8,000.

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
JULY 29, 2011
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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter and year-to-date results on this basis are as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net Sales:
Coatings	$560,759	$484,247	$1,526,284	$1,317,659
Paints	441,553	323,206	1,195,884	860,615
All Other	98,277	95,422	266,655	248,247
Less Intersegment Sales	(30,107)	(28,960)	(83,208)	(76,673)
Total Net Sales	$1,070,482	$873,915	$2,905,615	$2,349,848
EBIT
Coatings	$67,806	$80,496	$178,544	$185,868
Paints	42,079	38,577	100,556	118,570
All Other	255	1,950	(6,603)	(17,764)
Total EBIT	$110,140	$121,023	$272,497	$286,674
Interest	$15,801	$14,322	$46,846	$43,433
Income before Income Taxes	$94,339	$106,701	$225,651	$243,241

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of July 29, 2011.

In the second quarter of 2011, our aggregate $50,000 notional amount of interest rate swap contracts matured. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. We had $50,000 notional amount of interest rate swap contracts in place as of July 30, 2010. There was no ineffectiveness for these swaps during the year-to-date period ended July 29, 2011 and the quarter or year-to-date periods ended July 30, 2010. Prior to maturity, the interest rate swap contracts were reflected at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses were recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts were recognized as interest expense over the life of the contracts.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

At July 29, 2011, we had $3,249 and $6,432 notional amount of foreign currency contracts that mature during fiscal year 2011 and 2012, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses will be recognized in other expense (income) when they occur. At July 30, 2010, we had approximately $2,845 notional amount of foreign currency contracts maturing during fiscal year 2010 and $5,425 maturing during fiscal year 2011. There was no ineffectiveness for these hedges during the quarter or year-to-date periods ended July 29, 2011 or July 30, 2010.

At July 29, 2011, we had $200,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt to be issued. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. The accumulated other comprehensive income amount in our Condensed Consolidated Balance Sheets represents the unrealized gains and losses, net of tax, from our current contracts and the unamortized gain, net of tax, from our settled contracts. The unamortized gain from our settled contracts is reclassified ratably to our condensed statements of income as a decrease to interest expense over the term of the related bond issuance. At July 30, 2010 we had no treasury lock contracts in place.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at July 29, 2011	Fair Value at July 30, 2010
	Level 2 [1]	Level 2 [1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$2
Total Assets	$—	$2
Liabilities
Accrued liabilities other:
Foreign currency contracts	$275	$—
Treasury lock contracts	8,489	—
Interest rate swap contracts	—	707
Total Liabilities	$8,764	$707

[1]	See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements.

Derivative gains (losses) recognized in AOCI 2 and on the Condensed Consolidated Statements of Income for the three and nine-month periods ended July 29, 2011 and July 30, 2010, respectively, are as follows:

Three Months Ended July 29, 2011	Amount of Gain (Loss) recognized in AOCI [2]	Statement of Income Classification	Gain (Loss) in Income [2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$359	Other income / (expense), net	$(244)
Treasury lock contracts	(8,091)	Interest expense	391
Total derivatives designated as cash flow hedges	$(7,732)	Total	$147

Three Months Ended July 30, 2010	Amount of Gain (Loss) recognized in AOCI [2]	Statement of Income Classification	Gain (Loss) in Income [2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(180)	Other income / (expense), net	$289
Treasury lock contracts	(391)	Interest expense	391
Interest rate swap contracts	273	Interest expense	(329)
Total derivatives designated as cash flow hedges	$(298)	Total	$351

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Nine Months Ended July 29, 2011	Amount of Gain (Loss) recognized in AOCI [2]	Statement of Income Classification	Gain (Loss) in Income [2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$91	Other income / (expense), net	$(478)
Treasury lock contracts	(9,662)	Interest expense	1,173
Interest rate swap contracts	385	Interest expense	(388)
Total derivatives designated as cash flow hedges	$(9,186)	Total	$307

Nine Months Ended July 30, 2010	Amount of Gain (Loss) recognized in AOCI [2]	Statement of Income Classification	Gain (Loss) in Income [2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$172	Other income / (expense), net	$128
Treasury lock contracts	(1,173)	Interest expense	1,173
Interest rate swap contracts	769	Interest expense	(1,017)
Total derivatives designated as cash flow hedges	$(232)	Total	$284

[2]

Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the respective period derivative activity.

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

	July 29, 2011
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$900,927
Non-publicly traded debt	364,834	363,402
Total Debt	$1,164,834	$1,264,329

	July 30, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$903,227
Non-publicly traded debt	78,190	76,073
Total Debt	$878,190	$979,300

We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our non-publicly traded debt consists of the following:

	July 29, 2011	July 30, 2010
Commercial paper	$255,907	$—
Credit facility borrowings	83,793	58,224
Industrial development bonds	12,502	12,502
Uncommitted borrowings	12,632	7,464
Total Non-publicly Traded Debt	$364,834	$78,190

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 29, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We invest in money market funds with high-credit-quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our money market funds are $17,305 and $55,908 as of July 29, 2011 and July 30, 2010, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair market values as the maturities are less than three months. These assets have observable prices that are quoted on an active exchange, and are therefore classified as Level 1 inputs under the fair value hierarchy.

Restricted cash represents cash that is restricted from withdrawal. As of July 29, 2011 and July 30, 2010, we had restricted cash of $21,062 and $12,570, respectively. Such restricted cash primarily serves as collateral for our liability insurance programs.

NOTE 10: GUARANTEES AND CONTRACTUAL OBLIGATIONS

We are required to disclose information about certain guarantees and contractual obligations in our periodic financial statements.

We sell extended furniture protection plans and offer warranties for certain products. Revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized.

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

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

	Nine Months Ended
	July 29, 2011	July 30, 2010
Beginning balance, October	$74,907	$70,503
Additional net deferred revenue/accrual made during the period	11,060	9,070
Payments made during the period	(9,511)	(6,363)
Ending balance	$76,456	$73,210

NOTE 11: STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1,499 ($966 after tax) and $5,288 ($3,441 after tax) for the three and nine-month periods ended July 29, 2011, respectively, compared to $1,379 ($893 after tax) and $4,729 ($3,111 after tax) for the three and nine-month periods ended July 30, 2010, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Service cost	$1,143	$785	$3,362	$2,430
Interest cost	3,699	3,177	11,007	9,660
Expected return on plan assets	(4,429)	(4,032)	(13,210)	(12,194)
Amortization of prior service cost	100	114	298	342
Recognized actuarial (gain)/loss	1,518	1,224	4,540	3,688
Net periodic benefit cost	$2,031	$1,268	$5,997	$3,926

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Service cost	$47	$53	$141	$159
Interest cost	128	119	384	357
Amortization of prior service cost	(32)	(718)	(96)	(2,154)
Recognized actuarial (gain)/loss	76	657	228	1,971
Net periodic benefit cost	$219	$111	$657	$333

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

During the first quarter of fiscal year 2011, we recorded a $1,250 benefit to income tax expense for the retroactive extension of the U.S. federal research and development tax credit. In the same period of fiscal year 2010, we settled certain income tax audits, which reduced our liability for gross unrecognized tax benefits by $7,244 (excluding interest and penalties). The net impact to tax expense during the first quarter of fiscal year 2010 for these audit adjustments (including interest, penalties, and other offsetting items) was a net decrease of $4,821. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second or third quarters of fiscal years 2011 or 2010.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 14: RESTRUCTURING

During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which will further rationalize our manufacturing capacity and reduce our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, Wattyl, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. These restructuring activities for the three and nine-month periods ended July 29, 2011 resulted in pre-tax charges of $14,333 or $0.10 per share after tax and $15,696 or $0.12 per share after tax, respectively. These activities will span fiscal years 2011 and 2012, and we expect the total cost to be $0.30 to $0.35 per share after tax.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities which are now complete. These restructuring initiatives included plant closures, reductions to Research and Development and Selling, General and Administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $1,346 or $0.01 per share after tax for the nine-month period ended July 29, 2011.

Our total restructuring activities for the three and nine-month periods ended July 29, 2011 resulted in pre-tax charges of $14,184 or $0.10 per share after tax and $17,042 or $0.12 per share after tax, respectively. In comparison, total restructuring activities for the three and nine-month periods ended July 30, 2010 resulted in pre-tax charges of $5,805 or $0.04 per share after tax and $10,067 or $0.06 per share after tax, respectively.

The total resulting expenses included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities within the next 12 months.

The following restructuring and impairment charges by segment were recorded in the 2011 and 2010 periods:

Nine Month Period Ending July 29, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 7/29/2011
Coatings
Severance and employee benefits	$1,139	$5,676	$(2,806)	$4,009
Asset impairments	—	2,998	(2,998)	—
Exit costs (consulting/site clean-up)	2,034	2,030	(1,253)	2,811
Total Coatings	3,173	10,704	(7,057)	6,820
Paints
Severance and employee benefits	19	3,972	(670)	3,321
Asset impairments	—	1,750	(1,750)	—
Exit costs (consulting/site clean-up)	2,763	272	(2,603)	432
Total Paints	2,782	5,994	(5,023)	3,753
All Other
Severance and employee benefits	—	233	(233)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	—	344	(344)	—
Total	$5,955	$17,042	$(12,424)	$10,573

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2011
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Nine Month Period Ending July 30, 2010	Liability Beginning Balance 10/30/2009	Net [1] Expense	Activity	Liability Ending Balance 7/30/2010
Coatings
Severance and employee benefits	$1,694	$1,735	$(1,214)	$2,215
Asset impairments	—	5,710	(5,710)	—
Exit costs (consulting/site clean-up)	1,012	897	(87)	1,822
Contract term costs (leases)	—	92	(92)	—
Total Coatings	2,706	8,434	(7,103)	4,037
Paints
Severance and employee benefits	827	314	(1,122)	19
Asset impairments	—	(139)	139	—
Exit costs (consulting/site clean-up)	2,556	1,233	(900)	2,889
Total Paints	3,383	1,408	(1,883)	2,908
All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$10,067	$(9,266)	$6,945

[1]

The net expense column includes year-to-date changes in estimates of $988 for the Paints segment, which reduced Cost of Sales and Selling, General and Administrative expenses by $379 and $609, respectively.

The liability ending balance at July 29, 2011 and at July 30, 2010 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Income. For the three-month period ended July 29, 2011, $12,224 was charged to Cost of Sales and $1,960 was charged to Selling, General and Administrative (SG&A) expense. For the nine-month period ended July 29, 2011, $14,149 was charged to Cost of Sales and $2,893 was charged to SG&A expense. For the three-month period ended July 30, 2010, $6,368 was charged to Cost of Sales and $563 was credited to SG&A expense. For the nine-month period ended July 30, 2010, $10,630 was charged to Cost of Sales and $563 was credited to SG&A expense.

NOTE 15: RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (FASB) amended the guidance on fair value measurement to expand certain disclosure requirements and converge United States General Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS) measurement and reporting requirements. The change is effective for interim and annual periods beginning after December 15, 2011, which means the second quarter of our fiscal year 2012, and is to be applied prospectively. We do not expect the adoption of this accounting guidance to have a material effect on our consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) updated the disclosure requirements for comprehensive income. The update requires companies to disclose total comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which means the first quarter of our fiscal year 2013, and is to be applied retrospectively. We do not expect the adoption of these updated disclosure requirements to have an effect on our consolidated results of operations, financial condition or liquidity.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: In the third quarter of 2011, we continued to experience a challenging raw material environment due to escalating costs and tight supply for certain raw materials, a trend which began in the second half of 2010. We expect the rising cost trend compared to 2010 to continue in the last quarter of 2011. Our ability to return to historical gross margins will depend on the continued implementation of selling price increases. Historically, there has been a lag between rising raw material costs and the implementation and financial impact of our pricing actions.

Net sales growth for the third quarter of 2011 was primarily driven by our acquisitions, selling price increases across all product lines and favorable foreign currency exchange. During the quarter, we experienced weakening demand in our core markets, which was partially offset by new business gains. Gross profit as a percent of net sales decreased due to the lag between higher raw material costs and the impact of our pricing actions. Operating expenses as a percent of net sales increased slightly, primarily due to a gain on sale of certain assets in 2010. Net income declined 10.3% primarily due to restructuring charges and the gain on sale of certain assets in 2010.

We continually evaluate our cost structure in the normal course of our business. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which will reduce our manufacturing capacity and overall global headcount. The end-markets served by this product line, which are heavily influenced by the U.S. housing market, have been weak for several years and we do not anticipate any significant changes to these market conditions in the near or medium term. In addition, we initiated restructuring actions related to improving the profitability of our Australian acquisition in the Paints segment, Wattyl. Specific actions include facility consolidations in manufacturing and distribution, store rationalization and other related costs. These activities will span fiscal years 2011 and 2012, and we expect total costs to be $0.30 to $0.35 per share after tax. Total restructuring activities during the third quarter of 2011 resulted in pre-tax charges of $14,184 or $0.10 per share after tax. See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Earnings Per Share: Net income per common share (diluted) was $0.70 and $1.61 for the three and nine-month periods ended July 29, 2011, and $0.74 and $1.69 for the three and nine-month periods ended July 30, 2010, respectively. The table below presents adjusted net income per common share – diluted, which excludes after-tax restructuring charges in the three and nine-month periods ended July 29, 2011 and July 30, 2010, after-tax acquisition-related charges in the nine-month period ended July 29, 2011 and a gain on sale of certain assets in the three and nine-month periods ended July 30, 2010.

	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Net income per common share - diluted	$0.70	$0.74	$1.61	$1.69
Restructuring charges	0.10	0.04	0.12	0.06
Acquisition-related charges	—	—	0.09	—
Net gain on sale of certain assets	—	(0.08)	—	(0.08)
Adjusted net income per common share - diluted	$0.80	$0.70	$1.82	$1.67

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. Management discloses this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the impact of restructuring charges, acquisition-related charges and a net gain on sale of certain assets. The acquisition-related charges are primarily related to the step-up of inventory to fair value. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses, gains and losses on purchases or sales of assets and non-cash charges, which may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 14 in Notes to the Condensed Consolidated Financial Statements for further information on restructuring.

Critical Accounting Policies: In the third quarter of 2011, there were no material changes in our critical accounting policies.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operations:

Net Sales	Three Months Ended			Nine Months Ended
	July 29, 2011	July 30, 2010	% Change	July 29, 2011	July 30, 2010	% Change
Coatings	$560,759	$484,247	15.8%	$1,526,284	$1,317,659	15.8%
Paints	441,553	323,206	36.6%	1,195,884	860,615	39.0%
All Other	68,170	66,462	2.6%	183,447	171,574	6.9%
Consolidated Net Sales	$1,070,482	$873,915	22.5%	$2,905,615	$2,349,848	23.7%

•

Consolidated Net Sales – Adjusting for the positive impact of 11.9% from acquisitions and 3.9% from foreign currency, sales for the third quarter of 2011 increased 6.7%. Adjusting for the positive impact of 12.9% from acquisitions and 2.2% from foreign currency, year-to-date sales increased 8.6%. In both periods of 2011, weak demand was more than offset by selling price increases and new business in our Coatings segment.

•

Coatings Segment Net Sales – Adjusting for the positive impact of 5.1% from foreign currency and 2.0% from acquisitions, sales for the third quarter of 2011 increased 8.7%. Adjusting for the positive impact of 3.0% from foreign currency and 1.2% from acquisitions, year-to-date sales increased 11.6%. In the third quarter of 2011, selling price increases across the entire segment and new business, particularly in our industrial product lines, more than offset weak market conditions. Year-to-date net sales increased due to selling price increases and new business in all product lines.

•

Paints Segment Net Sales – Adjusting for the positive impact of 29.1% from acquisitions and 2.4% from foreign currency, sales for the third quarter of 2011 increased 5.1%. Adjusting for the positive impact of 33.4% from acquisitions and 1.1% from foreign currency, year-to-date sales increased 4.5%. The increase in sales for both 2011 periods was due to selling price increases across all product lines and volume growth in the Asia region, which more than offset the loss of business at a U.S. retail customer and soft demand in U.S. consumer paint markets.

•

All Other Net Sales – The All Other category includes resins, colorants, gelcoats and furniture protection plan product lines. Adjusting for the positive impact of 2.4% from foreign currency, sales for the third quarter of 2011 increased 0.2%. Adjusting for the positive impact of 0.9% from foreign currency, year-to-date sales increased 6.0%. Higher sales in both 2011 periods were due to selling price increases, which offset weak demand.

Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Consolidated Gross Profit	$324,337	$290,804	$898,760	$781,148
As a percent of Net Sales	30.3%	33.3%	30.9%	33.2%

•

Gross Profit – Third quarter gross profit as a percentage of net sales declined due to higher raw material costs and restructuring charges, partially offset by increased selling prices. Year-to-date gross profit as a percentage of net sales declined due to higher raw material costs, restructuring charges and acquisition-related charges, partially offset by increased selling prices. Restructuring charges of $12,224 or 1.1% of net sales and $14,149 or 0.5% of net sales were included in the third quarter and year-to-date periods of 2011, respectively. Restructuring charges of $6,368 or 0.7% of net sales and $10,630 or 0.5% of net sales were included in the third quarter and year-to-date periods of 2010, respectively. There were no acquisition-related charges included in gross profit in the third quarter of 2011. Acquisition-related charges of $11,416 or 0.4% of net sales were included in the year-to-date period of 2011.

Operating Expenses *	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Consolidated Operating Expenses	$213,645	$170,679	$625,164	$496,831
As a percent of Net Sales	20.0%	19.5%	21.5%	21.1%
* Includes research and development and selling, general and administrative costs. For breakout see Condensed Consolidated Statements of Income.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Consolidated Operating Expenses (dollars) – Third quarter consolidated operating expenses increased $42,966 or 25.2% in 2011. Year-to-date consolidated operating expenses increased $128,333 or 25.8% in 2011. The increase in both 2011 periods was driven primarily by the addition of Wattyl operating expenses in 2011 and a net gain on sale of certain assets of $12,314 recognized in the third quarter of 2010. Restructuring charges of $1,960 or 0.2% of net sales and $2,893 or 0.1% of net sales were included in operating expenses in the third quarter and year-to-date periods of 2011, respectively. Restructuring charges included a credit of $563 in the three and nine-month periods of 2010. There were no acquisition-related charges included in operating expenses in the third quarter of 2011. Acquisition-related charges of $1,859 or 0.1% of year-to-date net sales were included in operating expenses in the year-to-date period of 2011.

•

Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales increased 0.5 and 0.4 percentage points for the third quarter and year-to-date periods, respectively.

EBIT *	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Coatings	$67,806	$80,496	$178,544	$185,868
As a percent of Net Sales	12.1%	16.6%	11.7%	14.1%

Paints	$42,079	$38,577	$100,556	$118,570
As a percent of Net Sales	9.5%	11.9%	8.4%	13.8%

All Other	$255	$1,950	$(6,603)	$(17,764)
As a percent of Net Sales	0.4%	2.9%	(3.6)%	(10.4)%

Consolidated EBIT	$110,140	$121,023	$272,497	$286,674
As a percent of Net Sales	10.3%	13.8%	9.4%	12.2%
* We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the third quarter and year-to-date periods of 2011 decreased $10,883 or 9.0% and $14,177 or 4.9%, respectively. Restructuring charges of $14,184 or 1.3% of net sales and $17,042 or 0.6% of net sales were included in the third quarter and year-to-date periods of 2011, respectively. The restructuring charges for the third quarter and year-to-date periods of 2010 were $5,805 or 0.7% of net sales and $10,067 or 0.4% of net sales, respectively. There were no acquisition-related charges included in EBIT in the third quarter of 2011. Acquisition-related charges of $13,275 or 0.5% of net sales were included in the year-to-date period of 2011. EBIT included a gain on sale of certain assets of $12,314 or 1.4% of net sales and 0.5% of net sales in the third quarter and year-to-date periods of 2010, respectively. Foreign currency exchange fluctuation had an immaterial effect on EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales for both periods decreased primarily due to higher raw material costs, restructuring charges and a net gain on sale of certain assets of $12,314 recognized in the third quarter of 2010, partially offset by selling price increases. EBIT included restructuring charges of $8,246 or 1.5% of net sales and $10,704 or 0.7% of net sales in the third quarter and year-to-date periods of 2011, respectively. The restructuring charges for the third quarter and year-to-date periods of 2010 were $5,801 or 1.2% of net sales and $8,434 or 0.6% of net sales, respectively. EBIT included acquisition-related charges of $1,859 or 0.1% of net sales in the year-to-date period of 2011, respectively.

•

Paints Segment EBIT – EBIT as a percent of net sales for the third quarter period declined primarily due to higher raw material costs, unfavorable product mix and restructuring charges, partially offset by selling price increases. Year-to-date EBIT as a percentage of net sales declined primarily due to higher raw material costs, unfavorable product mix, acquisition-related charges and restructuring charges, partially offset by selling price increases. EBIT included restructuring charges of $5,594 or 1.3% of net sales and $5,994 or 0.5% of net sales in the third quarter and year-to-date periods of 2011, respectively. The restructuring charges for the third quarter of 2010 were immaterial, and the year-to-date period included charges of $1,408 or 0.2% of net sales. EBIT included acquisition-related charges of $11,416 or 1.0% of net sales in the year-to-date period of 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

All Other EBIT – All Other EBIT includes corporate expenses. Third quarter EBIT as a percent of net sales declined primarily due to higher raw material costs and foreign currency transaction losses, partially offset by selling price increases and lower incentive compensation expense. Year-to-date EBIT as a percentage of net sales improved primarily due to selling price increases and lower incentive compensation. EBIT included restructuring charges of $344 or 0.5% and 0.2% of net sales in the third quarter and year-to-date periods of 2011, respectively. EBIT included restructuring charges of $225 or 0.1% of net sales in the 2010 year-to-date period.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Consolidated Interest Expense	$15,801	$14,322	$46,846	$43,433

•	Interest Expense – The third quarter and year-to-date increase is primarily due to higher average debt levels as a result of acquisitions.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 29, 2011	July 30, 2010	July 29, 2011	July 30, 2010
Effective Tax Rate	28.6%	29.6%	30.4%	29.8%

•

Effective Tax Rate – The higher year-to-date 2011 effective tax rate is due to the settlement of certain income tax audits in the 2010 period, partially offset by a benefit in 2011 from the retroactive extension of the research and development tax credit. We expect the effective tax rate for the full year to be 31% to 32%.

Net Income	Three Months Ended			Nine Months Ended
	July 29, 2011	July 30, 2010	% Change	July 29, 2011	July 30, 2010	% Change
Consolidated Net Income	$67,387	$75,143	(10.3)%	$157,122	$170,753	(8.0)%

Financial Condition: Net cash provided by operations was $105,558 for the first nine months of 2011, compared to net cash provided by operations of $176,869 in the first nine months of 2010. The cash provided by operations in the 2011 period was primarily generated by net income, partially offset by an increase in accounts and notes receivable, an increase in inventories and other assets and a decrease in trade accounts payable and other accrued liabilities. The $60,619 increase in accounts and notes receivable was due to higher sales levels and timing of customer payments. The $48,041 increase in inventories and other assets was primarily due to higher raw material costs and pre-buying of certain raw materials to mitigate supply disruptions, along with normal seasonality. The $17,802 decrease in trade accounts payable and other accrued liabilities was primarily due to the timing of disbursements.

During the 2011 period, we used $196,188 in net proceeds from bank borrowings and cash provided by operations to fund $218,643 in share repurchases, $42,378 in capital expenditures, working capital needs, acquisitions and purchase of equity award shares. We used cash on hand and $31,567 in proceeds from the sale of treasury stock to fund $51,360 in dividend payments.

Capital expenditures for property, plant and equipment were $42,378 in 2011, compared with $35,248 in 2010. We anticipate capital spending in 2011 to be approximately $75,000.

See Note 9 in Notes to the Condensed Consolidated Financial Statements for further discussion on our restricted cash primarily associated with cash collateralization of our liability insurance programs.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The ratio of total debt-to-capital was 42.0% at July 29, 2011, compared to 36.8% at October 29, 2010 and 36.2% at July 30, 2010. Our short-term debt was $476,589 at July 29, 2011, compared to $8,088 and $7,464 at October 29, 2010 and July 30, 2010, respectively. The increase was primarily attributable to commercial paper borrowings and the reclassification of long-term debt to short-term debt due to scheduled maturities. We ended our 2011 third quarter with $475,599 of liquidity that includes $323,090 of available committed credit facilities and $152,509 of cash and cash equivalents. We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing needs.

We have credit facilities with covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 29, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We are also subject to interest rate risk. At July 29, 2011, approximately 31.3% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

ITEM 4: CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 29, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 29, 2010.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 29, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	We made the following repurchases of equity securities during the quarter ended July 29, 2011:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [1]
4/30/11 – 5/27/11
Repurchase program	—	$—	—	9,000,000
Other transactions [2]	—	—	—	—
5/28/11 – 6/24/11
Repurchase program	—	—	—	9,000,000
Other transactions [2]	—	—	—	—
6/25/11 – 7/29/11
Repurchase program	—	—	—	9,000,000
Other transactions [2]	155	36.29	—	—

[1]	On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of July 29, 2011, we have repurchased 6,000,000 shares under this authorization.

[2]

Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

ITEM 6: EXHIBITS

Exhibits

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 7, 2011	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: September 7, 2011	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and Chief Financial Officer