Form 10-K
period 2011-10-28
VALSPAR CORP
filed 2011-12-21
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 1-3011

THE VALSPAR CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State of incorporation)	(I.R.S. Employer Identification No.)

901 3rd Avenue South
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 851-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.50 Par Value	New York Stock Exchange

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant as of April 29, 2011 was $2.7 billion based on the closing sales price of $39.31 per share as reported on the New York Stock Exchange. As of December 12, 2011, 93,334,818 shares of Common Stock, $0.50 par value per share (net of 25,107,806 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of The Valspar Corporation’s definitive Proxy Statement dated January 13, 2012 (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 28, 2011, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I

ITEM 1	BUSINESS

BUSINESS & PRODUCT OVERVIEW
The Valspar Corporation is a leading global coatings and paints manufacturer and distributor, based on revenues and trade publication rankings. We manufacture and distribute a broad portfolio of coatings, paints and related products. We operate our business in two reportable segments: Coatings and Paints. Our net sales in 2011 from our Coatings and Paints segments were $2,092.5 million and $1,612.2 million, respectively. Our total net sales in 2011 were $3,953.0 million.

Much of our growth has occurred during the last decade. During this time, we have expanded our business into international markets. A significant portion of our business growth has been accomplished through acquisitions.

The Valspar Corporation is a Delaware corporation and was founded in 1806. Our principal executive offices are located at 901 3rd Avenue South, Minneapolis, Minnesota 55402, and our telephone number at that address is (612) 851-7000. Our corporate website address is www.valsparcorporate.com. The information on our website is not part of this filing.

Coatings Segment
Our Coatings segment includes our packaging product line and industrial product lines. We offer a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to original equipment manufacturing (OEM) customers in Asia, Australia, Europe, North America and South America. Products within our Coatings segment include primers, top coats, varnishes, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including agricultural and construction equipment, appliances, building products, furniture, metal fabrication, metal packaging and transportation.

We utilize a wide variety of technologies to provide differentiated coatings that meet our customers’ requirements and enable value creation within the markets in which they are used. These technologies include electrodeposition, powder, solvent-based, water-borne, UV curing and laser sintering. Our capability to design and manufacture resins allows us to customize products and provide leading solutions for a range of market applications.

Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally food containers and beverage cans, for global customers. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. Consolidation and globalization of our customers has occurred, and we have responded to these trends by offering a wide variety of packaging coatings products throughout the world.

Our industrial product lines include coil, general industrial and wood. Our coil product line produces coatings that are applied to metal coils used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. Our general industrial product line provides customers a single source for powder, liquid and electrodeposition coatings technologies in a wide variety of industries, including lawn and garden, pipe coatings, transportation, and agricultural and construction equipment. Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We have color design manufacturing and technical service capabilities for our customers. We supply our industrial products throughout Asia, Australia, Europe, India, North America and South America.

Paints Segment
Our Paints segment includes a wide variety of products such as paints, primers, topcoats and aerosol spray paints sold primarily through retailers, distribution networks and company-owned stores. This segment includes our consumer paints and automotive refinish product lines.

Our consumer paints product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. The primary distribution channels for these products in the U.S. and Canada are home centers, hardware wholesalers, distributors and independent dealers. We offer our own branded products and private label brands for customers. In China, we sell our Huarun and Valspar brands of consumer paints through distributors and retail outlets. In Australia and New Zealand, we sell our Wattyl brands of consumer paints through independent dealers, hardware chains, home centers and company-owned stores. At certain customers, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer paint questions in stores.

We develop highly customized merchandising and marketing support programs for our consumer paint customers, enabling them to differentiate their paint departments from their competitors’ through product and color selection assistance, point-of-purchase materials and labeling. Our primary brands include Valspar and Cabot in the U.S., Huarun and Valspar in China, and Wattyl and Solagard in Australia and New Zealand. We continue to invest in and support these brands through advertising and marketing programs.

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

COMPETITION
All aspects of the coatings and paints business are highly competitive. Some of our competitors are larger and have greater financial resources than us.

Competition in our Coatings segment is based on formulating products for specific customer applications, meeting customer delivery requirements and providing technical assistance to the customer in product application, new technology offerings and product prices. The markets for these coatings are global with current growth in Asia and South America. We can provide global coatings solutions to customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing new technologies.

Competition in our Paints segment is based on factors such as consumer brand recognition, product quality, distribution and price. In this segment, we support our brand awareness through advertising and highly customized merchandising and marketing support programs provided to our customers.

RAW MATERIALS
We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Our most significant raw materials are titanium dioxide, solvents and epoxy and other resins. Historically, all of these materials have been generally available on the open market, with pricing and availability subject to fluctuation. Most of the raw materials used in production are purchased from outside sources. We have made, and plan to continue to make, supply arrangements to meet our current and future supply requirements.  We manage sourcing of critical raw materials by establishing contracts, buying from multiple sources and identifying alternative or lower cost materials or technology, when possible.  We have active initiatives to find lower cost materials, to reformulate products with lower cost and more environmentally friendly raw materials and to qualify multiple and local sources of supply, including suppliers from Asia and other lower cost regions of the world.

The chemical industry’s economic cycle has been volatile. In 2011, we continued to experience a significant increase in raw material costs along with shortages of certain raw materials. Since our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

PATENTS
Our policy is to seek patent protection for our products and manufacturing processes when appropriate. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents. Although we believe our patent rights are valuable, our knowledge and trade secret information regarding our manufacturing processes and materials have also been important in maintaining our competitive position. We require employees to sign confidentiality agreements relating to proprietary information.

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or inappropriately gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

SEASONALITY AND WORKING CAPITAL ITEMS
Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in the Coatings and Paints segments. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds, short-term debt and long-term credit lines discussed in Note 5 of Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS
In 2011, our sales to Lowe’s Companies, Inc. exceeded 10% of consolidated net sales, and our ten largest customers accounted for approximately 30% of consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 45% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT
Our product and application technology is supported by underlying chemistry that has been developed over many years. Ongoing research and development efforts focus on improving our internally developed and acquired technology and making formulation changes to improve the performance, profitability and cost competitiveness of our products. Our primary emphasis has been on developing and refining emerging technologies in our Coatings segment.

Research and development costs for fiscal 2011 were $115.4 million or 2.9% of net sales, compared to $100.2 million or 3.1% of net sales for fiscal 2010 and $91.3 million or 3.2% of net sales for fiscal 2009.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2011, and capital expenditures for fiscal 2012 to comply with existing laws and regulations are also not expected to be material.

EMPLOYEES
We employ approximately 10,000 persons, approximately 400 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our union employees is good.

FOREIGN OPERATIONS AND EXPORT SALES
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 48% of our total revenues in fiscal 2011. Sales from foreign operations as a percent of consolidated sales increased in 2011 compared to 2010.

We have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, India, Ireland, Malaysia, Mexico, The Netherlands, New Zealand, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in Japan, South Africa, Switzerland and Vietnam and sales offices in other countries.

During fiscal 2011, export sales from the United States represented 3.5% of our business.

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

Volatility in financial markets and the deterioration of national and global economic conditions could impact our operations as follows:

•	the value of our investments in debt and equity securities may decline, including our assets held in pension plans;

•	the financial stability of our customers and suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers; and

•	it may become more costly or difficult to obtain financing to fund operations or investment opportunities, or to refinance our debt in the future.

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

We purchase the raw materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are petroleum-based derivatives and minerals and metals. Under normal market conditions, these materials are generally available from one or more suppliers on the open market. From time to time, however, the availability and costs of raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. Our raw material costs have been volatile, and we have experienced disruptions in supplies of certain raw materials at various times. These disruptions could affect our ability to manufacture products ordered by our customers, which could negatively impact sales.

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

Many of our customers are in businesses or industries that are cyclical and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon economic cycles affecting their businesses or industries and general economic conditions. The continued weakness in the U.S. housing market has adversely affected product lines that serve this end market. Downward economic cycles affecting the industries of our customers, and the deterioration of general economic conditions, may reduce our sales and profitability.

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

Our total debt, including notes payable, was $1,057.1 million at October 28, 2011. Our level of indebtedness may have important consequences. For example, it:

•	may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions or other general corporate purposes;

•	could make us less attractive to prospective or existing customers or less able to fund potential acquisitions; and

•	may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to a competitor that may have less indebtedness.

Acquisitions are an important part of our growth strategy, and future acquisitions may not be successful.

Acquisitions have historically contributed significantly to the growth of our company. As part of our growth strategy, we intend to continue to pursue acquisitions of complementary businesses and products. If we are not able to identify and complete future acquisitions, our growth may be negatively affected. Even if we are successful in completing future acquisitions, we may experience:

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

We conduct a substantial portion of our business outside of the United States. We currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, India, Ireland, Malaysia, Mexico, The Netherlands, New Zealand, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. In 2011, revenues from products sold outside the United States accounted for approximately 48% of our net sales.

We expect sales from international markets to continue to represent a growing portion of our net sales. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce, and receivables may be difficult to collect or have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign operations may experience difficulties in attracting and retaining key employees and labor disputes;

•	transportation and other shipping costs may increase;

•	foreign governments may nationalize private enterprises;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	intellectual property rights may be more difficult to enforce;

•	fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

•	our business and profitability in a particular country could be affected by political or economic changes or terrorist activities and responses to such activities;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur; and

•	compliance with a variety of foreign laws and regulations may be burdensome.

We have certain key customers.

Our relationships with certain key customers are important to us. From 2009 through 2011, sales to our largest customer exceeded 10% of our consolidated net sales. In 2011, our ten largest customers accounted for approximately 30% of our consolidated net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of our sales to our largest customers could have a material adverse impact on us.

If the reputation of our company or one or more of its key brands is damaged, it could harm our business.

Our reputation is one of the foundations of our relationships with key customers and other stakeholders. If we are unable to effectively manage real or perceived issues that negatively affect our reputation, our ability to conduct our business could be impaired, and our financial results could suffer. As we continue to invest in advertising and promotion for our key brands, our financial success is becoming more dependent on the success of our brands. The success of these brands could suffer if our marketing plans or product initiatives do not have the desired effect on a brand’s image, reputation or ability to attract customers. Further, our growth and results could be harmed if the reputation of our company or a key brand is damaged due to real or perceived quality issues, product recalls, regulatory enforcement or actions or customer claims and litigation.

Technology changes, and our ability to protect our technology, could affect our business.

Our product and application technology is supported by underlying chemistry that has been developed over many years. Ongoing research and development efforts focus on improving our internally developed and acquired technology and making formulation changes to improve the performance, profitability and cost competitiveness of our products. If our competitors develop new technology, or if our customers’ technology requirements change, and we are not able to develop competitive technology, our business and financial results could suffer. Further, although we seek to protect our proprietary technology and information through confidentiality and trade secret protection programs and practices, patents, cybersecurity measures and other means, if we were unable to protect material proprietary technology or information, our business and financial results could suffer.

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

We lease our principal offices located in Minneapolis, Minnesota. North America manufacturing operations are conducted at 27 locations (25 owned; 2 leased), primarily in the United States, Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,096,000, which includes approximately 130,000 square feet at our principal offices. Asia Pacific manufacturing operations are conducted at 15 locations (12 owned; 3 leased) in Australia, China, Malaysia, New Zealand, Singapore, Thailand and Vietnam with a total combined square footage of approximately 1,995,000. European manufacturing operations are conducted at nine locations (8 owned; 1 leased) in France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom with a total combined square footage of approximately 929,000. In South America, we own two manufacturing facilities in Brazil with square footage of approximately 468,000. In India, we own one manufacturing facility with square footage of approximately 83,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000.

Shown below is a breakdown of the approximate square footage of principal facilities by region as of October 28, 2011:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total
North America	3,573,000	523,000	4,096,000
Asia Pacific	1,887,000	108,000	1,995,000
Europe	834,000	95,000	929,000
Other	605,000	—	605,000
Total	6,899,000	726,000	7,625,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage
Coatings	3,746,000
Paints	3,002,000
All Other	877,000
Total	7,625,000

We believe our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. Restructuring initiatives in 2011 included plant closures, which are reflected above. See Note 15 in Notes to Consolidated Financial Statements for more information. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

ITEM 3	LEGAL PROCEEDINGS

Environmental Matters
We are involved in various claims relating to environmental matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (“PRP”) under federal and state environmental laws for site remediation. We analyze each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, we estimate the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

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

Other Legal Matters
We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
Gary E. Hendrickson	55	Chief Executive Officer since June 2011, President since February 2008 and Director since August 2009

Lori A. Walker	54	Senior Vice President and Chief Financial Officer since February 2008

Rolf Engh	58	Executive Vice President since July 2005, General Counsel and Secretary since April 1993

Anthony L. Blaine	44	Senior Vice President – Human Resources since January 2007

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to June 2011, Mr. Hendrickson was Chief Operating Officer since February 2008 and Senior Vice President from July 2005 to February 2008.

Prior to February 2008, Ms. Walker was Vice President, Treasurer and Controller since October 2004.

Prior to January 2007, Mr. Blaine was Vice President – Human Resources at MeadWestvaco Corporation since June 2001.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2011 and 2010 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2011	2010
First Quarter	$37.60–31.13	$28.79–25.16
Second Quarter	$40.60–36.33	$32.80–25.11
Third Quarter	$39.50–32.45	$33.13–28.93
Fourth Quarter	$36.58–27.44	$32.66–29.07

The quarterly dividend declared December 7, 2011, to be paid on January 13, 2012 to common stockholders of record January 3, 2012, was increased to $0.20 per share. The table below sets forth the quarterly dividends paid for fiscal years 2011 and 2010.

	Per Share Dividends
For the Fiscal Year	2011	2010
First Quarter	$0.18	$0.16
Second Quarter	$0.18	$0.16
Third Quarter	$0.18	$0.16
Fourth Quarter	$0.18	$0.16
	$0.72	$0.64

The number of record holders of our Common Stock at December 12, 2011 was 1,430.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [1]
7/30/11 – 8/26/11
Repurchase program	250,000	$ 30.17	250,000	8,750,000
Other transactions [2]	100	29.87	—	—
8/27/11 – 9/23/11
Repurchase program	475,000	31.28	475,000	8,275,000
Other transactions [2]	—	—	—	—
9/24/11 – 10/28/11
Repurchase program	25,000	30.49	25,000	8,250,000
Other transactions [2]	15,758	34.32	—	—

[1]	On October 13, 2010, we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of October 28, 2011, we have repurchased 6,750,000 shares under this authorization.

[2]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

Stock Performance Graphs
The following graphs compare our cumulative total shareholder return for the last five fiscal years and the last ten fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graphs assume the investment of $100 in our Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2006 and fiscal 2001, respectively, and the reinvestment of all dividends.

The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc. and The Sherwin-Williams Company.

We included the ten-year graph because we believe the ten-year graph provides information regarding performance of our Common Stock over an extended period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
(Fiscal Year-End)	2006	2007	2008	2009	2010	2011
Valspar	$100	$94	$80	$103	$133	$151
Peer Group	$100	$114	$71	$86	$103	$109
S&P 500	$100	$114	$73	$80	$94	$104

Assumes $100 invested on October 27, 2006 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
(Fiscal Year-End)	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Valspar	$100	$123	$144	$143	$136	$168	$158	$135	$173	$223	$254
Peer Group	$100	$98	$111	$132	$132	$162	$185	$114	$140	$167	$176
S&P 500	$100	$83	$98	$108	$116	$136	$155	$100	$109	$128	$141

Assumes $100 invested on October 26, 2001 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years
(Dollars in thousands, except per share amounts)		2011	2010	2009	2008	2007
Operating Results	Net Sales	$3,952,954	$3,226,687	$2,879,042	$3,482,378	$3,249,287
	Cost and Expenses
	Cost of Sales	2,721,146	2,155,009	1,900,114	2,504,947	2,277,490
	Operating Expense	862,160	695,601	687,960	684,056	662,224
	Impairment of Goodwill and Intangible Assets	409,714	—	—	—	—
	Income (Loss) from Operations	(40,066)	376,077	290,968	293,375	309,573
	Interest Expense	61,511	58,267	50,394	57,745	61,662
	Other (Income) Expense – Net	1,577	(1,387)	2,246	6,933	(11,860)
	Income (Loss) Before Income Taxes	(103,154)	319,197	238,328	228,697	259,771
	Net Income (Loss)	(138,601)	222,056	160,153	150,766	172,115
	Net Income as a Percent of Sales	N/A	6.9%	5.6%	4.3%	5.3%
	Return on Average Equity	N/A	14.2%	10.8%	10.6%	13.1%
	Per Common Share:
	Net Income (Loss) – Basic	$(1.47)	$2.25	$1.50	$1.39	$1.52
	Net Income (Loss) – Diluted	(1.47)*	2.20 *	1.49 *	1.38 *	1.50 *
	Dividends Paid	0.72	0.64	0.60	0.56	0.52
	Stockholders’ Equity	12.96	16.63	15.12	14.53	13.72
Financial Position	Total Assets	$3,500,151	$3,867,936	$3,511,024	$3,520,042	$3,452,281
	Working Capital**	538,025	530,435	406,638	435,897	458,141
	Property, Plant and Equipment, Net	548,253	567,630	471,088	489,716	514,396
	Long-Term Debt, Excluding Current Portion	679,805	943,216	873,095	763,129	648,988
	Stockholders’ Equity	1,212,550	1,630,365	1,504,507	1,452,868	1,380,797
Other Statistics	Property, Plant and Equipment Expenditures	$66,469	$67,732	$57,897	$43,045	$76,940
	Depreciation and Amortization Expense	97,747	81,312	82,862	80,831	71,811
	Research and Development Expense	115,416	100,236	91,303	96,552	90,322
	Total Cash Dividends	$68,164	$63,279	$60,116	$55,854	$52,670
	Average Diluted Common Shares Outstanding (000’s)	94,310	100,866	100,921	100,326	102,617
	Number of Stockholders at Year-End	1,405	1,432	1,449	1,467	1,474
	Number of Employees at Year-End	10,020	10,180	8,788	9,341	9,946
	Market Price Range – Common Stock:
	High	$40.60	$33.13	$28.60	$26.20	$29.58
	Low	27.44	25.11	14.47	16.02	24.00

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

*	Net income (loss) per common share diluted for 2011 includes an impairment charge on goodwill and intangible assets of $3.75. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 and Note 8 in Notes to Consolidated Financial Statements for more information. In 2011, 2010, 2009 and 2008, net income (loss) per common share diluted includes $0.24, $0.08, $0.18 and $0.16 per share in restructuring charges, respectively. See Note 15 in Notes to Consolidated Financial Statements for more information. In 2011 and 2010, net income (loss) per share diluted includes $0.09 and $0.03 in acquisition-related charges, respectively, related to the step-up of inventory to fair value and acquisition fees, respectively. Net income (loss) per common share diluted in 2010, 2008 and 2007 includes gains on sale of certain assets of $0.08, $0.09 and $0.10, respectively. Huarun Redeemable Stock accrual reduced diluted net income (loss) per common share by $0.10 in 2009, $0.12 in 2008 and $0.18 in 2007. The accrual was related to the minority interest shares of Huarun Paints Holding Company Limited as further described in Note 2 in Notes to Consolidated Financial Statements. Adjusted net income per common share diluted, excluding the items mentioned above, was $2.65 for 2011, which includes a dilutive share impact of $0.04, $2.23 for 2010, $1.77 for 2009, $1.57 for 2008 and $1.58 for 2007. See related reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Earnings per Share” for more information.

**	Working Capital is defined as accounts and notes receivable plus inventory less trade accounts payable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

OVERVIEW
The Valspar Corporation is a global leader in the paint and coatings industry. With fiscal year 2011 sales of $3,952,954 and more than 10,000 employees in over 25 countries, we believe we are the sixth largest paint and coatings company in the world. Our strong consumer brands and leading technologies, together with our technical expertise and customer service, differentiate us from our competition and allow us to grow and create value with customers in a wide variety of geographic and end-use markets.

Our fundamental business objective is to create long-term value for our shareholders. We accomplish this by:

•	focusing on helping our customers succeed;

•	investing in brands and technologies;

•	expanding our global presence;

•	maintaining operational discipline, productivity improvement and prudent cost control;

•	generating strong cash flow; and

•	optimizing our allocation of capital to maintain and grow the business, increase dividends, fund internal growth initiatives and strategic acquisitions, and repurchase shares.

In addition to delivering sound financial results and creating value for our shareholders, we are committed to:

•	adhering to our values, ethical business conduct and doing business with integrity;

•	improving our safety and environmental performance; and

•	building our reputation by supporting the communities where we work and live through volunteer efforts and philanthropy.

The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors
General economic conditions remain challenging. The recovery in the paint and coatings industry has been slow and U.S. volumes are still below 2007 levels. The U.S. housing markets have not recovered to historic levels and are not expected to do so in the foreseeable future. However, certain markets where Valspar has a strong presence, including Asia and Latin America, continued to grow.

In fiscal year 2011, we experienced a significant increase in raw material costs, along with shortages of certain raw materials, reflecting ongoing volatility in the chemical industry. We expect some raw material inflation in fiscal year 2012, but not at the significant levels we experienced in fiscal year 2011.

Despite challenging economic conditions and higher raw material costs, we made solid progress on our long-term growth initiatives by:

•	Continuing to invest in our brands and technologies, which enabled us to obtain new business and achieve consistent gains in consumer awareness of the Valspar brand in the U.S. and the Huarun brand in China.

•	Continuing to invest in strategic acquisitions that further expand our presence in fast-growing coatings markets and improve the geographic diversity of our portfolio. In February, we acquired Isocoat Tintas e Vernizes Ltda. (Isocoat), a Brazilian-based manufacturer of powder coatings serving appliance, building products, transportation and other general industrial markets. Isocoat provides an immediate platform for growth and further strengthens our presence in Latin America.

•	Initiating restructuring actions in our Coatings segment, primarily our Wood coatings product line. These actions reduced our Wood coatings production footprint, lowered our overall cost structure and positioned the product line to be profitable in the current economic environment.

•	Progressing with the integration of Wattyl (an Australian paints acquisition completed in September 2010) and our plan to bring Wattyl’s profitability in-line with the corporate average. These actions include facility consolidation in manufacturing and distribution to lower Wattyl’s supply chain cost structure, closure of underperforming stores and reinvestment in new stores in better locations.

•	Returning cash to shareholders by increasing our annual dividend 12.5% to $0.72 per share in fiscal year 2011, our 33rd consecutive year with a dividend increase, and by repurchasing 6,750,000 shares for $241,831, which more than offset the exercise of stock options.

Business Performance
Net sales in 2011 increased 22.5% to $3,952,954 from $3,226,687 in 2010, primarily due to acquisitions, pricing, new business predominantly in our Coatings segment and favorable foreign currency exchange. Our global presence grew significantly and international sales accounted for approximately 48% of consolidated net sales.

We were successful in implementing pricing, improving productivity and gaining new business despite a challenging economic environment and significant raw material cost increases. Gross profit as a percent of net sales decreased due to the lag between higher raw material costs and the impact of our pricing actions. Our ability to return to historical gross margins will depend on the continued implementation of selling price increases.

We continually evaluate our cost structure in the normal course of our business. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which will reduce our manufacturing capacity and overall global headcount. The end-markets served by this product line, which are heavily influenced by the U.S. housing market, have been weak for several years and we do not anticipate any significant changes to these market conditions in the near or medium term. In addition, we initiated restructuring actions related to improving the profitability of our Australian acquisition in the Paints segment, Wattyl. Specific actions include facility consolidations in manufacturing and distribution, store rationalization and other related costs. We expect the above restructuring activities to continue through 2012 and the total costs to be $0.30 to $0.35 per share after tax. Restructuring activities during 2011 resulted in pre-tax charges of $34,439 or $0.24 per share after tax. See Note 15 in Notes to Consolidated Financial Statements for further information on restructuring.

During the year, we generated $156,541 in free cash flow (net cash provided by operating activities of $291,174 less capital expenditures and dividends), an increase of $21,671from the prior year due to improved operating results. Our total debt of $1,057,124, including notes payable, increased by $105,820 due to share repurchases and the acquisition of Isocoat (see Note 2 in Notes to Consolidated Financial Statements for more information), partially offset by operating cash flow and option exercise proceeds. Our liquidity position is strong, with $178,167 in cash and cash equivalents and $423,635 in unused committed bank credit facilities providing total committed liquidity of $601,802 at year-end, compared to $688,642 at the end of 2010.

Impairment Charge

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and indefinite-lived intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. The impairment charge resulted from changes in the structure of our reporting units used to conduct our impairment testing, as well as changes in our forecasts for the respective reporting units in light of economic conditions prevailing in the markets for these product lines.

In performing the impairment analysis, we reconsidered the appropriate reporting units as a result of: (i) the long-term financial outlook determined as part of our strategic planning process which occurs in the fourth quarter; (ii) the current volatility in the markets in which we compete; and (iii) a change in our Chief Operating Decision Maker (CODM). The expected trends for the U.S. housing market are a key input for our internal forecast, which serves as the basis for our strategic plan process. While in previous years we had expected the U.S. housing market to return to more normal levels during our planning horizon, in fiscal year 2011 we concluded that this will not occur. As a result, the long-term financial outlook for the wood and gelcoat product lines diverged from that of our other product lines and no longer met the criteria for aggregation within our historical reporting units. The resulting impairment charge also reflects our view of anticipated risks based on our expectations of market and general economic conditions.

As a result of our conclusions, the impairment charges in the fourth quarter of 2011 were as follows:

	Goodwill	Intangible Assets	Total
Wood reporting unit [1]	$292,942	$75,120	$368,062
Gelcoat reporting unit [2]	21,633	20,019	41,652
Total Impairment	$314,575	$95,139	$409,714

[1]	Wood intangible asset write-downs were as follows: (i) technology of $31,005; (ii) customer lists of $23,260 and (iii) trademarks of $20,855.

[2]	Gelcoat intangible asset write-downs were as follows: (i) customer lists of $10,496; (ii) technology of $5,579 and (iii) trademarks of $3,944.

No impairment to the carrying values of the other reporting units was identified. See Note 1 and Note 8 in Notes to Consolidated Financial Statements for further information on our 2011 impairment testing.

Earnings Per Share
Net income (loss) per common share – diluted was ($1.47) for 2011 and $2.20 for 2010. The table below presents adjusted net income per common share – diluted, which excludes in the respective periods (i) the non-cash impairment charge on goodwill and intangible assets, (ii) restructuring charges, (iii) acquisition-related charges and (iv) a net gain on the sale of certain assets included in net income.

	2011	2010
Net income (loss) per common share – diluted	$(1.47)	$2.20
Impact of dilutive shares [1]	0.04	—
Non-cash impairment charge on goodwill and intangible assets	3.75	—
Restructuring charges	0.24	0.08
Acquisition-related charges	0.09	0.03
Net gain on sale of certain assets	—	(0.08)
Adjusted net income per common share – diluted	$2.65	$2.23

[1]	In the non-GAAP reconciliation of adjusted net income per common share, we used 97,054,164 diluted shares for the 2011 period to reflect positive net income on an adjusted basis and the related share dilution.

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. We disclose this measure because we believe the measure may assist investors in comparing our results of operations in the respective periods without regard to the impact of the non-cash impairment charge on goodwill and intangible assets, restructuring charges, acquisition-related charges and a net gain on sale of certain assets. The acquisition-related charges are primarily related to the step-up of inventory to fair value. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance and prospects for the future. Specifically, we believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses, gains and losses on purchases or sales of assets and non-cash charges, which may not be indicative of our core operating results and business outlook. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 8 and Note 15 in Notes to Consolidated Financial Statements for further information on goodwill and intangible assets and restructuring, respectively.

OPERATIONS 2011 VS. 2010

Net Sales	2011	2010	% Change
Coatings	$2,092,490	$1,814,804	15.3%
Paints	1,612,219	1,176,831	37.0%
All Other	248,245	235,052	5.6%
Consolidated Net Sales	$3,952,954	$3,226,687	22.5%

•	Consolidated Net Sales – Adjusting for the positive impact of 12.4% from acquisitions and 2.5% from foreign currency, sales for 2011 increased 7.6%. The increase in sales was primarily due to selling price increases and new business predominantly in our Coatings segment.

•	Coatings Segment Net Sales – Adjusting for the positive impact of 3.3% from foreign currency and 1.4% from acquisitions, sales for 2011 increased 10.6%. The increase in sales was primarily due to selling price increases and new business in all of our product lines.

•	Paints Segment Net Sales – Adjusting for the positive impact of 31.9% from acquisitions and 1.4% from foreign currency, sales for 2011 increased 3.7%. The increase in sales was primarily due to selling price increases and growth in our China consumer business, partially offset by the loss of a large U.S. retailer.

•	All Other Net Sales – The All Other category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Adjusting for the positive impact of 1.1% from foreign currency, sales for the 2011 period increased 4.5%. The higher sales were primarily due to increased selling prices, partially offset by lower volume.

Gross Profit	2011	2010
Consolidated Gross Profit	$1,231,808	$1,071,678
As a percent of Net Sales	31.2%	33.2%

•	Gross Profit – Gross profit as a percent of net sales decreased due to the lag between higher raw material costs and selling price increases, as well as higher restructuring charges and acquisition-related charges. Restructuring charges of $25,563 or 0.6% of net sales and $12,520 or 0.4% of net sales were included in the 2011 and 2010 periods, respectively. Acquisition-related charges of $11,416 or 0.3% of net sales related to the step-up of inventory to fair value were included in the 2011 period. There were no acquisition-related charges included in gross profit in the 2010 period.

Operating Expenses*	2011	2010
Consolidated Operating Expenses	$862,160	$695,601
As a percent of Net Sales	21.8%	21.6%

     * Includes research and development and selling, general and administrative costs. For breakout see Consolidated Statements of Operations.

•	Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 23.9% or $166,559 compared to the prior year. The increase was driven primarily by the addition of Wattyl and Isocoat operating expenses, an unfavorable effect of foreign currency exchange, a net gain on the sale of certain assets of $11,497 recognized in 2010, higher restructuring charges, and acquisition-related charges of $1,859, which more than offset lower incentive compensation. Restructuring charges of $8,876 or 0.2% of net sales were included in 2011.

•	Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales increased 0.2 percentage points compared to last year. The increase in expense dollars was largely offset by leverage on improved sales.

EBIT*	2011	2010
Coatings	$(112,209)	$256,466
As a percent of Net Sales	-5.4%	14.1%
Paints	134,886	151,432
As a percent of Net Sales	8.4%	12.9%
All Other	(64,320)	(30,434)
As a percent of Net Sales	-25.9%	-12.9%
Consolidated EBIT	$(41,643)	$377,464
As a percent of Net Sales	-1.1%	11.7%

     *We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•	Consolidated EBIT – EBIT for 2011 decreased $419,107 from the prior year. Fiscal year 2011 includes the impairment charge on goodwill and intangible assets of $409,714 or 10.4% of net sales, restructuring charges of $34,439 or 0.9% of net sales and acquisition-related charges of $13,275 or 0.3% net sales. Fiscal year 2010 includes restructuring charges of $12,383 or 0.4% of net sales, acquisition-related charges of $3,173 or 0.1% of net sales and a net gain on sale of certain assets of $11,497 or 0.4% of net sales. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•	Coatings Segment EBIT – EBIT as a percent of net sales decreased primarily due to the impairment charge on goodwill and intangible assets of $368,062 or 17.6% of net sales, the lag between higher raw material costs and selling price increases, restructuring charges, a net gain on the sale of certain assets recognized in 2010 of $11,497 or 0.5% of net sales and acquisition-related charges of $1,859 or 0.1% of net sales in 2011. The decline was partially offset by new business and operating leverage on higher net sales. The restructuring charges for 2011 and 2010 periods were $20,940 or 1.0% of net sales and $10,563 or 0.6% of net sales, respectively.

•	Paints Segment EBIT – EBIT as a percent of net sales decreased primarily due to the lag between higher raw material costs and selling price increases, as well as restructuring charges and acquisition-related charges. The restructuring charges for 2011 and 2010 periods were $13,013 or 0.8% of net sales and $1,595 or 0.1% of net sales, respectively. EBIT included acquisition-related charges of $11,416 or 0.7% of net sales and $3,173 or 0.3% of net sales in the 2011 and 2010 periods, respectively.

•	All Other EBIT – All Other EBIT includes corporate expenses. EBIT as a percent of net sales declined compared to the prior year due to the impairment charge on goodwill and intangibles assets of $41,652 or 16.8% of net sales, partially offset by lower incentive compensation expense. EBIT included restructuring charges of $486 or 0.2% of net sales in 2011 and $225 in 2010.

Interest Expense	2011	2010
Consolidated Interest Expense	$61,511	$58,267

•	Interest Expense – The 2011 increase is primarily due to higher average debt levels offset by lower average interest rates.

Effective Tax Rate	2011	2010
Effective Tax Rate	34.4%	30.4%

•	Effective Tax Rate – The tax rate for fiscal 2011 reflects the impact of goodwill and intangible asset impairment charges, the majority of which are nondeductible for tax purposes. Excluding the impact of the impairment charges, our fiscal 2011 effective tax rate was 26.7%. The lower tax rate includes a discrete benefit from favorable tax rulings and statute lapses.

Net Income (Loss)	2011	2010	% Change
Consolidated Net Income (Loss)	$(138,601)	$222,056	-162.4%

OPERATIONS 2010 VS. 2009

Net Sales	2010	2009	% Change
Coatings	$1,814,804	$1,582,786	14.7%
Paints	1,176,831	1,072,372	9.7%
All Other	235,052	223,884	5.0%
Consolidated Net Sales	$3,226,687	$2,879,042	12.1%

•	Consolidated Net Sales – Excluding a 1.9% positive effect from foreign currency and 0.3% from acquisitions, sales for 2010 increased 9.9%. The increase in sales was primarily due to new business, improved market conditions, particularly outside the U.S., and customer price increases.

•	Coatings Segment Net Sales – Excluding a 3.0% positive effect from foreign currency, sales for 2010 increased 11.7%. The increase in sales was primarily due to new business in all of our product lines, improved market conditions in most regions and customer price increases. Both international and U.S. net sales increased.

•	Paints Segment Net Sales – Excluding a 0.4% positive effect from foreign currency and 0.9% from acquisitions, sales for 2010 increased 8.4%. The increase in sales was primarily due to growth in our global consumer paints and automotive refinish product lines. Our global consumer paints product line benefited from improved market conditions, particularly in Asia, new business and customer price increases, primarily in the U.S. Our global automotive refinish product line benefited from improved volumes, including new business. Continued investment in our global brands has contributed to the 2010 sales improvement.

•	All Other Net Sales – The All Other category includes resins, colorants, gelcoats and furniture protection plan product lines. Excluding a 1.0% positive effect from foreign currency, sales for the 2010 period increased 4.0%. The higher sales were primarily due to increased customer pricing and new business in all of our product lines.

Gross Profit	2010	2009
Consolidated Gross Profit	$1,071,678	$978,928
As a percent of Net Sales	33.2%	34.0%

•	Consolidated Gross Profit – Gross profit as a percent of net sales decreased due to higher raw material cost comparisons partially offset by increased customer pricing, manufacturing efficiencies resulting from increased volumes and previously completed restructuring actions and lower 2010 restructuring charges. Restructuring charges of $12,520 or 0.4% of net sales and $22,280 or 0.8% of net sales were included in the 2010 and 2009 periods, respectively.

Operating Expenses*	2010	2009
Consolidated Operating Expenses	$695,601	$687,960
As a percent of Net Sales	21.6%	23.9%

   *Includes research and development and selling and administrative costs. For breakout see Consolidated Statements of Operations.

•	Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 1.1% or $7,641 compared to the prior year. The increase was driven primarily by higher incentive compensation, the unfavorable effect of foreign currency exchange, Wattyl operating expenses and Wattyl acquisition fees of $3,173, partially offset by a net gain on the sale of certain assets of $11,497, lower 2010 restructuring charges and lower bad debt expense. Restructuring charges included a credit of $137 in 2010. Restructuring charges of $6,277 or 0.2% of net sales were included in 2009.

•	Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales declined 2.3 percentage points compared to last year. The improvement was primarily due to leverage from higher sales.

EBIT*	2010	2009
Coatings	$256,466	$185,528
As a percent of Net Sales	14.1%	11.7%
Paints	151,432	135,561
As a percent of Net Sales	12.9%	12.6%
All Other	(30,434)	(32,367)
As a percent of Net Sales	-12.9%	-14.5%
Consolidated EBIT	$377,464	$288,722
As a percent of Net Sales	11.7%	10.0%

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

FINANCIAL CONDITION

The Company’s financial condition, cash flow and liquidity remained strong in 2011. Cash flow from operations was $291,174 in 2011, compared to $265,881 in 2010 and $337,695 in 2009. The improvement in cash flow in 2011 was primarily driven by higher earnings excluding the impact of the non-cash goodwill and intangible asset impairment charges along with efficient working capital management. A key metric we use to measure the effectiveness of our working capital management is working capital as a percentage of annual net sales:

	October 28, 2011	% of Net Sales	October 29, 2010	% of Net Sales
Accounts receivable	$664,855	16.8%	$628,589	19.5%
Inventory	336,750	8.5%	349,149	10.8%
Accounts payable	(463,580)	-11.7%	(447,303)	-13.9%
Net Working Capital	$538,025	13.6%	$530,435	16.4%

Our net working capital as a percentage of net sales decreased to 13.6% from 16.4%. This improvement was driven by our effective working capital management and a full year of Wattyl sales (our Australian paints acquisition - see Note 2 in Notes to Consolidated Financial Statements for further information).

During the 2011 period, we used the strong cash flow from operations and $100,547 in net proceeds from bank borrowings to fund $241,831 in share repurchases, $66,469 in capital expenditures, and $30,579 in acquisitions. We used cash on hand and $41,087 in proceeds from the sale of treasury stock to fund $68,164 in dividend payments.

See Note 5 in Notes to Consolidated Financial Statements for further discussion on our restricted cash primarily associated with cash collateralization of our liability insurance programs.

The ratio of total debt to capital was 46.6% at October 28, 2011, compared to 36.8% at October 29, 2010. Average debt outstanding during 2011 was $1,146,699 at a weighted average interest rate of 5.36% versus $911,067 at 6.40% last year. Interest expense for 2011 was $61,511 compared to $58,267 in 2010.

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

The following table summarizes our fixed cash obligations as of October 28, 2011 for the fiscal years ending in October:

	2012	2013	2014	2015	2016	2017 and thereafter	Total
Notes & Interest to Banks	$182,232	$71,299	$78	$138	$—	$—	$253,747
Senior Notes & Interest	244,100	38,475	38,475	186,563	30,825	511,631	1,050,069
Industrial Development Bonds & Interest	35	35	35	12,524	—	—	12,629
Medical Retiree/SERP/Pension	11,211	1,783	1,827	1,876	1,663	17,867	36,227
Operating Leases	33,546	23,957	17,356	11,004	8,955	33,686	128,504
Capital Expenditures	4,521	—	—	—	—	—	4,521
Commodity Purchase Commitments	424	—	—	—	—	—	424
Telecommunication Commitments	3,163	1,921	813	407	—	—	6,304
Total Contractual Cash Obligations	$479,232	$137,470	$58,584	$212,512	$41,443	$563,184	$1,492,425

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $12,948 as of October 28, 2011, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 10 in Notes to Consolidated Financial Statements.

We maintain an unsecured committed revolving credit facility with a syndicate of banks. During the first quarter of 2011, the bank syndicate facility was expanded by $75,000 to a total facility size of $550,000 and the maturity date was extended from June 30, 2012 to December 31, 2014. As of October 28, 2011 and October 29, 2010, our bank credit facilities consist of the following:

	October 28, 2011
	Total Outstanding	Facility Size
December 2014 bank syndicate facility [1]	$153,955	$550,000
June 2012 bilateral facility	7,803	14,631
September 2013 bilateral facility	67,024	87,786
Total unsecured committed revolving credit	$228,782	$652,417
Uncommitted bank lines of credit	$15,840	$165,568
Total Bank Credit Facilities	$244,622	$817,985

	October 29, 2010
	Total Outstanding	Facility Size
December 2014 bank syndicate facility [1]	$50,000	$475,000
June 2012 bilateral facility	7,751	14,534
September 2013 bilateral facility	72,963	87,201
Total unsecured committed revolving credit	$130,714	$576,735
Uncommitted bank lines of credit	$8,088	$125,486
Total Bank Credit Facilities	$138,802	$702,221

[1]	Our bank syndicate facility includes $153,955 and $0 of commercial paper as of October 28, 2011 and October 29, 2010, respectively. We have a $350,000 commercial paper program backstopped by our $550,000 credit facility.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 28, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

At October 28, 2011, we had unused lines of committed and uncommitted credit available from banks of $573,363.

We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of October 28, 2011.

We paid common stock dividends of $68,164 or $0.72 per share in 2011, an increase of 12.5% per share over 2010 common stock dividends of $63,279 or $0.64 per share.

We have continuing authorization to purchase shares of our common stock at management’s discretion for general corporate purposes. We repurchased 6,750,000 shares totaling $241,831in 2011 compared to 4,000,000 shares totaling $118,671 in 2010 and 2,000,000 shares totaling $54,387 in 2009. At October 28, 2011 we had 8,250,000 shares remaining under our current authorization.

We are involved in various claims relating to environmental and waste disposal matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. We analyze each individual site, considering the number of parties involved, the level of potential liability or contribution by us relative to the other parties, the nature and magnitude of the wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on the above analysis, we estimate the remediation or other clean-up costs and related claims for each site. The estimates are based in part on discussions with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, we believe there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

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

Goodwill for our reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

We review indefinite-lived intangible assets at least annually for impairment by calculating the fair value of the assets and comparing those fair values to the carrying value. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and indefinite-lived intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. No impairment to the carrying values of the other reporting units was identified.

In performing the impairment analysis, we reconsidered the appropriate reporting units as a result of: (i) the long-term financial outlook determined as part of our strategic planning process which occurs in the fourth quarter; (ii) the current volatility in the markets in which we compete; and (iii) a change in our Chief Operating Decision Maker (CODM). The expected trends for the U.S. housing market are a key input for our internal forecast, which serves as the basis for our strategic plan process. While in previous years we had expected the U.S. housing market to return to more normal levels during our planning horizon, in fiscal year 2011 we concluded that this will not occur. As a result, the long-term financial outlook for the wood and gelcoat product lines diverged from that of our other product lines and no longer met the criteria for aggregation within our historical reporting units. The resulting impairment charge also reflects our view of anticipated risks based on our expectations of market and general economic conditions.

During the fourth quarter of 2010, we completed our annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as long-term sales growth rates, forecasted operating margins, market multiples and our cost of capital or discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Additionally, in assessing goodwill impairment we considered the implied control premium and concluded it was reasonable based on other recent market transactions. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

The discount rate, long-term growth rate, forecasted operating margins and market multiple assumptions are the four material assumptions utilized in our calculations of the present value cash flows and the business enterprise fair value used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. We utilize a cash flow approach (Level 3 valuation technique) in estimating the fair value of the reporting units for the income approach, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate, sales growth and forecasted operating margin assumptions used. For the market approach, average revenue and earnings before interest, tax, depreciation and amortization multiples for our peer group are weighted to determine the reporting unit’s business enterprise fair value. The resulting values from the two approaches are weighted to derive the final fair value of the reporting units that will be compared with the reporting units carrying value when assessing impairment in step 1.

For reporting units that do not fail step 1, we perform a sensitivity analysis on the discount rate, long-term growth rate and forecasted operating margin assumptions. The discount rate could increase by more than 10% of the discount rate utilized, the long-term growth rate assumption could decline to a zero growth environment, or costs could remain at the current spending level with no cost savings realized in future periods and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value. Other than the wood and gelcoat reporting units mentioned above, we have no other reporting units that are at risk of failing step 1 of our goodwill or indefinite-lived intangible asset impairment tests. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

The assumptions used in our impairment testing could be adversely affected by certain of the risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill, see Note 1 and 8 in Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. We account for our defined benefit pension plans and post-retirement medical plans in accordance with GAAP, which requires the amount recognized in financial statements to be determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,802 in 2011. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 13 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

Income Taxes
At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The IRS has notified us that our fiscal 2010 U.S. federal tax return will be audited. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

FORWARD-LOOKING STATEMENTS
Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.

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

We undertake no obligation to subsequently revise any forward-looking statement to reflect new information, events or circumstances after the date of such statement, except as required by law.

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

We are also subject to interest rate risk. At October 28, 2011, approximately 24.3% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 28, 2011 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 28, 2011. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 28, 2011. That report is included herein.

Gary E. Hendrickson
President and Chief Executive Officer

Lori A. Walker
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Valspar Corporation

We have audited The Valspar Corporation and subsidiaries’ (the Corporation) internal control over financial reporting as of October 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Valspar Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 28, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of October 28, 2011, and October 29, 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 28, 2011, of The Valspar Corporation and subsidiaries, and our report dated December 21, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 28, 2011, and October 29, 2010, and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended October 28, 2011. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 28, 2011, and October 29, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 28, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 28, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 21, 2011, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 21, 2011

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	October 28, 2011	October 29, 2010
Assets
Current Assets
Cash and cash equivalents	$178,167	$167,621
Restricted Cash	20,378	12,574
Accounts and notes receivable less allowance (2011 - $14,977; 2010 - $17,459)	664,855	628,589
Inventories	336,750	349,149
Deferred income taxes	50,685	49,069
Prepaid expenses and other	74,302	77,920
Total Current Assets	1,325,137	1,284,922
Goodwill	1,058,006	1,355,818
Intangibles, net	553,286	637,390
Other Assets	13,560	17,398
Long-Term Deferred Income Taxes	1,909	4,778
Property, Plant and Equipment
Land	72,838	72,504
Buildings	390,389	383,014
Machinery and equipment	889,055	870,552
Gross property, plant and equipment	1,352,282	1,326,070
Less accumulated depreciation	(804,029)	(758,440)
Net Property, Plant and Equipment	548,253	567,630
Total Assets	$3,500,151	$3,867,936
Liabilities and Stockholders’ Equity
Current Liabilities
Short-term debt	$169,516	$8,088
Current portion of long-term debt	207,803	—
Trade accounts payable	463,580	447,303
Income taxes	17,684	33,331
Other accrued liabilities	401,350	396,129
Total Current Liabilities	1,259,933	884,851
Long-Term Debt	679,805	943,216
Deferred Income Taxes	214,920	256,525
Other Long-Term Liabilities	132,943	152,979
Total Liabilities	2,287,601	2,237,571
Stockholders’ Equity
Common stock (par value $0.50; authorized – 250,000,000 shares; shares issued, including shares in treasury – 2011: 118,442,624; 2010: 118,442,624)	59,220	59,220
Additional paid-in capital	397,793	383,167
Retained Earnings	1,221,750	1,428,515
Accumulated other comprehensive income (loss)	62,779	88,087
Less cost of common stock in treasury (2011 – 24,888,494; 2010 – 20,415,334)	(528,992)	(328,624)
Total Stockholders’ Equity	1,212,550	1,630,365
Total Liabilities and Stockholders’ Equity	$3,500,151	$3,867,936

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

For the Year Ended	October 28, 2011 (52 weeks)	October 29, 2010 (52 weeks)	October 30, 2009 (52 weeks)
Net Sales	$3,952,954	$3,226,687	$2,879,042
Cost of Sales	2,721,146	2,155,009	1,900,114
Gross Profit	1,231,808	1,071,678	978,928
Research and Development	115,416	100,236	91,303
Selling, General and Administrative	746,744	595,365	596,657
Operating Expenses	862,160	695,601	687,960
Impairment of Goodwill and Intangible Assets[1]	409,714	—	—
Income (Loss) from Operations	(40,066)	376,077	290,968
Interest Expense	61,511	58,267	50,394
Other (Income)/Expense – net	1,577	(1,387)	2,246
Income (Loss) before Income Taxes	(103,154)	319,197	238,328
Income Taxes	35,447	97,141	78,175
Net Income (Loss)	$(138,601)	$222,056	$160,153
Huarun Redeemable Stock Accrual[2]	—	—	9,954
Net Income (Loss) Available to Common Stockholders	$(138,601)	$222,056	$150,199
Net Income (Loss) Per Common Share – Basic	$(1.47)	$2.25	$1.50
Net Income (Loss) Per Common Share – Diluted	$(1.47)	$2.20	$1.49

[1]	For more information on the Impairment of Goodwill and Intangible Assets see Note 1 and Note 8 in Notes to Consolidated Financial Statements.

[2]	For more information on the Huarun Redeemable Stock Accrual see Note 2 in Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 31, 2008	$59,220	$331,083	$1,180,011	$(207,482)	$90,036	$1,452,868
Net Income	—	—	160,153	—	—	160,153
Foreign Currency Translation	—	—	—	—	8,186	8,186
Change in Unfunded Benefit Obligations, net of tax of $20,915	—	—	—	—	(35,323)	(35,323)
Net Gain (Loss) on Financial Instruments, net of tax of $3,191	—	—	—	—	5,098	5,098
Comprehensive Income						$138,114
Restricted Stock Granted for 112,990 Shares	—	837	—	1,272	—	2,109
Common Stock Options Exercised of 1,426,341 Shares	—	11,781	—	15,063	—	26,844
Purchase of Shares of Common Stock for Treasury of 2,000,000 Shares	—	—	—	(54,387)	—	(54,387)
Cash Dividends on Common Stock – $0.60 per Share	—	—	(60,116)	—	—	(60,116)
Stock Option Expense	—	9,385	—	—	—	9,385
Huarun Redeemable Stock Accrual	—	—	(9,954)	—	—	(9,954)
Pension Plans Measurement Date Change (see Note 13 in Notes to Consolidated Financial Statements)	—	—	(356)	—	—	(356)
Balance, October 30, 2009	$59,220	$353,086	$1,269,738	$(245,534)	$67,997	$1,504,507
Net Income	—	—	222,056	—	—	222,056
Foreign Currency Translation	—	—	—	—	21,921	21,921
Change in Unfunded Benefit Obligations, net of tax of ($420)	—	—	—	—	(1,421)	(1,421)
Net Gain (Loss) on Financial Instruments, net of tax of $258	—	—	—	—	(410)	(410)
Comprehensive Income						$242,146
Restricted Stock Granted for 325,949 Shares, net of forfeitures	—	2,327	—	4,340	—	6,667
Director Stock Granted for 21,842 Shares	—	—	—	351	—	351
Common Stock Options Exercised of 2,232,383 Shares	—	18,743	—	30,890	—	49,633
Purchase of Shares of Common Stock for Treasury of 4,000,000 Shares	—	—	—	(118,671)	—	(118,671)
Cash Dividends on Common Stock – $0.64 per Share	—	—	(63,279)	—	—	(63,279)
Stock Option Expense	—	9,011	—	—	—	9,011
Balance, October 29, 2010	$59,220	$383,167	$1,428,515	$(328,624)	$88,087	$1,630,365
Net Income (Loss)	—	—	(138,601)	—	—	(138,601)
Foreign Currency Translation	—	—	—	—	(7,175)	(7,175)
Change in Unfunded Benefit Obligations, net of tax of $4,208	—	—	—	—	(5,332)	(5,332)
Net Gain (Loss) on Financial Instruments, net of tax of $8,014	—	—	—	—	(12,801)	(12,801)
Comprehensive Income						$(163,909)
Restricted Stock Granted for 225,691 Shares, net of forfeitures	—	4,223	—	4,054	—	8,277
Director Stock Granted for 21,258 Shares	—	—	—	452	—	452
Common Stock Options Exercised of 2,122,962 Shares	—	13,487	—	36,957	—	50,444
Purchase of Shares of Common Stock for Treasury of 6,750,000 Shares	—	—	—	(241,831)	—	(241,831)
Cash Dividends on Common Stock – $0.72 per Share	—	—	(68,164)	—	—	(68,164)
Stock Option Expense	—	8,370	—	—	—	8,370
Purchase of equity award shares	—	(11,454)	—	—	—	(11,454)
Balance, October 28, 2011	$59,220	$397,793	$1,221,750	$(528,992)	$62,779	$1,212,550

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

For the Year Ended	October 28, 2011 (52 weeks)	October 29, 2010 (52 weeks)	October 30, 2009 (52 weeks)
Operating Activities:
Net income (loss)	$(138,601)	$222,056	$160,153
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	90,109	74,039	75,287
Amortization	7,638	7,273	7,575
Stock-based compensation	9,783	9,011	9,385
Deferred income taxes	(35,906)	3,240	18,397
Impairment of Goodwill and Intangible Assets	409,714	—	—
(Gain)/loss on asset divestitures	(420)	(12,419)	940
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(32,038)	(58,892)	40,530
(Increase)/decrease in inventories and other assets	30,667	(40,251)	37,751
Increase/(decrease) in trade accounts payable and other accrued liabilities	2,641	67,514	15,045
Increase/(decrease) in income taxes payable	(23,979)	21,900	(17,554)
Increase/(decrease) in other deferred liabilities	(31,925)	(20,102)	(29,371)
Settlement of Treasury Lock Contracts	—	—	11,600
Other	3,491	(7,488)	7,957
Net Cash (Used In)/Provided By Operating Activities	291,174	265,881	337,695

Investing Activities:
Purchases of property, plant and equipment	(66,469)	(67,732)	(57,897)
Acquisition of businesses, net of cash acquired	(30,579)	(143,365)	—
Cash proceeds on disposal of assets	3,649	27,808	581
(Increase)/decrease in restricted cash	(3,589)	(12,574)	—
Purchase of Huarun redeemable stock	—	—	(45,047)
Net Cash (Used In)/Provided By Investing Activities	(96,988)	(195,863)	(102,363)

Financing Activities:
Proceeds from issuance of debt	—	40,984	296,772
Net change in other borrowings	(53,408)	(132)	(346,623)
Net proceeds from issuance of commercial paper	153,955	—	—
Proceeds from sale of treasury stock	41,087	41,917	23,956
Treasury stock purchases	(241,831)	(118,671)	(54,387)
Excess tax benefit from stock-based compensation	7,239	4,791	1,343
Payments on deferred liability – excess cash - Huarun	—	—	(4,818)
Dividends paid	(68,164)	(63,279)	(60,116)
Purchase of equity award shares	(11,454)	—	—
Net Cash (Used In)/Provided By Financing Activities	(172,576)	(94,390)	(143,873)

Increase/(Decrease) in Cash and Cash Equivalents	21,610	(24,372)	91,459
Effect of exchange rate changes on Cash and Cash Equivalents	(11,064)	4,274	6,187

Cash and Cash Equivalents at Beginning of Period	167,621	187,719	90,073
Cash and Cash Equivalents at End of Period	$178,167	$167,621	$187,719

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2011, 2010 and 2009
(Dollars and foreign currencies in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2011, 2010 and 2009 all include 52 weeks.

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

Allowance for Doubtful Accounts: We estimate the allowance for doubtful accounts by analyzing accounts receivable by age, specific collection risk and evaluating the historical write-off percentage over the past five-year period. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

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

We also review other intangible assets with finite lives for impairment at least annually to determine if any adverse conditions exist that would indicate impairment. If the carrying value of the finite-lived intangible assets exceeds the undiscounted cash flows resulting from the use and disposition of the asset, the carrying value is written down to fair value in the period identified. See Note 8 for impairment testing results.

We amortize intangibles with finite lives, which includes our patents and customer lists.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist of purchased technology, trademarks and trade names.

Goodwill for our reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

We review indefinite-lived intangible assets at least annually for impairment by calculating the fair value of the assets and comparing those fair values to the carrying value. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and indefinite-lived intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. No impairment to the carrying values of the other reporting units was identified.

In performing the impairment analysis, we reconsidered the appropriate reporting units as a result of: (i) the long-term financial outlook determined as part of our strategic planning process which occurs in the fourth quarter; (ii) the current volatility in the markets in which we compete; and (iii) a change in our Chief Operating Decision Maker (CODM). The expected trends for the U.S. housing market are a key input for our internal forecast, which serves as the basis for our strategic plan process. While in previous years we had expected the U.S. housing market to return to more normal levels during our planning horizon, in fiscal year 2011 we concluded that this will not occur. As a result, the long-term financial outlook for the wood and gelcoat product lines diverged from that of our other product lines and no longer met the criteria for aggregation within our historical reporting units. The resulting impairment charge also reflects our view of anticipated risks based on our expectations of market and general economic conditions.

See Note 8 for impairment testing results.

Stock-Based Compensation: Our stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock and cash-settled restricted stock units. Options generally have a contractual term of 10 years, vest ratably over three or five years for employees and immediately upon grant for non-employee directors. Restricted shares and cash-settled restricted stock units vest after three or five years. We account for our stock based compensation using a fair value method. Share awards are issued from common stock in treasury. See Note 9 for additional information.

Contingent Liabilities: We are involved in various claims relating to environmental and waste disposal matters at a number of current and former plant sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (PRP) under federal and state environmental laws for the remediation of hazardous waste. We analyze each individual site, considering the number of parties involved, the level of potential liability or contribution by us relative to the other parties, the nature and magnitude of the wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site, and the time period over which any costs would likely be incurred. Based on the above analysis, we estimate the remediation or other cleanup costs and related claims for each site. The estimates are based in part on discussions with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, we believe there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Advertising Costs: Advertising costs are expensed as incurred and totaled $90,769 (2.3% of net sales), $84,807 (2.6% of net sales) and $82,096 (2.9% of net sales) in 2011, 2010 and 2009, respectively.

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

Net Income (Loss) Per Share: The following table reflects the components of common shares outstanding for the three most recent fiscal years:

	2011	2010	2009
Weighted-average common shares outstanding – basic	94,309,679	98,521,088	100,036,809
Dilutive effect of stock options and unvested restricted stock	—	2,345,119	884,642
Equivalent average common shares outstanding – diluted	94,309,679	100,866,207	100,921,451

Basic earnings per share are based on the weighted average number of common shares outstanding during each year. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each year and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 3,057,297, 1,065,425 and 5,248,594 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2011, 2010 and 2009, respectively, as inclusion of these shares would have been antidilutive.

Financial Instruments: All financial instruments are held for purposes other than trading. See Note 6 for additional information.

Accumulated Other Comprehensive Income (Loss): Period end balances for accumulated other comprehensive income (loss) are comprised of the following:

	Year ended October 28, 2011	Year ended October 29, 2010	Year ended October 30, 2009
Foreign currency translation	$152,791	$159,966	$138,045
Pension and postretirement benefits, net	(84,432)	(79,100)	(77,679)
Unrealized gain (loss) on financial instruments	(5,580)	7,221	7,631
Accumulated other comprehensive income (loss)	$62,779	$88,087	$67,997

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

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2011 presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

In February 2011, we acquired Isocoat Tintas e Vernizes Ltda. (Isocoat), a Brazilian powder coatings business serving customers in Brazil, Argentina and Colombia. The acquisition strengthens our manufacturing, marketing and distribution in a growing region. Isocoat had 2010 sales of approximately $35,000. The acquisition was recorded at fair value in the second quarter of fiscal year 2011. The purchase price allocation has been completed. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and assumed Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl had fiscal year 2010 net sales of approximately AUD 386,500. Wattyl distributes leading paint brands through independent dealers, hardware chains, home centers and approximately 135 company-owned stores. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010. The purchase price allocation was completed in the first quarter of fiscal year 2011. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

In June 2010, we sold certain non-strategic metal decorating inks assets, including inventory and intellectual property, to DIC Corporation of Japan. The sale was recorded at fair value in the third quarter of 2010 and resulted in a net gain, which was recorded as a reduction to selling, general and administrative expenses.

In June 2010, we purchased the shares of DIC Coatings India Limited and certain metal packaging coatings inventory and intellectual property in other countries from DIC Corporation, including a manufacturing site in India. The acquisition was recorded at fair value in the third quarter of fiscal year 2010. Accordingly, the net assets and operating results have been included in our financial statements from the date of acquisition.

The net sales for both the June 2010 divesture and acquisition are immaterial to our consolidated results.

Pro forma results of operations for the acquisitions and divestitures noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

In July 2006, we acquired approximately 80% of the share capital of Huarun Paints Holdings Company Limited (Huarun) from Champion Regal and certain other stockholders. Certain of the shares not purchased by us in July 2006 were subject to various put and call rights. The put and call rights were classified outside of stockholders’ equity in Huarun Redeemable Stock. During the fourth quarter of 2008, certain minority stockholders exercised their right to sell shares to us. During the fourth quarter of 2009, we acquired the remaining Huarun Redeemable Stock, reducing the balance to zero. Acquisition accounting was applied upon the acquisition of the shares in 2009.

The Huarun Redeemable Stock was accrued to redemption value and the amount of accretion is shown as an adjustment below net income (loss) to arrive at the net income (loss) available to common stockholders. We accrued $9,954 during 2009, which reduced basic and diluted net income (loss) per common share by $0.10.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2011	2010
Manufactured products	$189,754	$215,045
Raw materials, supplies and work-in-progress	146,996	134,104
Total Inventories	$336,750	$349,149

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregate $124,112 at October 28, 2011 and $129,161 at October 29, 2010, approximately $91,379 and $67,672 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $42,502 and $33,944 of issued checks, which had not cleared our bank accounts as of October 28, 2011 and October 29, 2010, respectively.

Other accrued liabilities include the following:

	2011	2010
Employee compensation	$116,161	$133,769
Uninsured loss reserves and deferred revenue	67,954	74,745
Customer volume rebates and incentives	59,902	60,141
Taxes, insurance, professional fees and services	33,853	29,518
Contribution to employees’ retirement trusts	28,063	24,916
Interest	20,346	20,639
Derivative liability	20,005	751
Advertising and promotions	17,813	24,233
Restructuring	8,361	5,955
Deferred tax liability	1,915	2,128
Other	26,977	19,334
Total Other Accrued Liabilities	$401,350	$396,129

NOTE 5 – DEBT AND MONEY MARKET SECURITIES

Our debt consists of the following:

	2011	2010
Notes to banks
(weighted average interest rate of 6.59% at October 28, 2011)	$15,561	$8,088
Commercial Paper
(0.38% – 0.40% at October 28, 2011)	153,955	—
Total Short-term Debt	$169,516	$8,088
Notes to banks (7.43% at October 28, 2011)	$7,803	$—
Senior notes
Due 2012 at 5.625%	200,000	—
Total Current Portion of Long-term Debt	$207,803	$—
Notes to banks (4.49% – 6.77% at October 28, 2011)	$67,303	$130,714
Senior notes
Due 2012 at 5.625%	—	200,000
Due 2015 at 5.10%	150,000	150,000
Due 2017 at 6.05%	150,000	150,000
Due 2019 at 7.25%	300,000	300,000
Industrial development bonds (0.28% at October 28, 2011 payable in 2015)	12,502	12,502
Total Long-term Debt	$679,805	$943,216
Total Debt	$1,057,124	$951,304

We maintain an unsecured revolving credit facility with a syndicate of banks. During the first quarter of 2011, the facility was expanded from $475,000 to $550,000 and the maturity date was extended from June 30, 2012 to December 31, 2014. We also maintain two unsecured committed revolving bi-lateral credit facilities to the December 2014 bank syndicate facility. One is a U.S. dollar equivalent $14,631 facility that expires June 30, 2012. The second is a U.S. dollar equivalent $87,786 facility expiring September 17, 2013.

Our bank credit facilities consist of the following:

	October 28, 2011
	Total Outstanding	Facility Size
December 2014 bank syndicate facility [1]	$153,955	$550,000
June 2012 bilateral facility	7,803	14,631
September 2013 bilateral facility	67,024	87,786
Total unsecured committed revolving credit	$228,782	$652,417
Uncommitted bank lines of credit	$15,840	$165,568
Total Bank Credit Facilities	$244,622	$817,985

	October 29, 2010
	Total Outstanding	Facility Size
December 2014 bank syndicate facility [1]	$50,000	$475,000
June 2012 bilateral facility	7,751	14,534
September 2013 bilateral facility	72,963	87,201
Total unsecured committed revolving credit	$130,714	$576,735
Uncommitted bank lines of credit	$8,088	$125,486
Total Bank Credit Facilities	$138,802	$702,221

[1]	Our bank syndicate facility includes $153,955 and $0 of commercial paper as of October 28, 2011 and October 29, 2010, respectively. We have a $350,000 commercial paper program backstopped by our $550,000 credit facility.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 28, 2011. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 6.59% in 2011, 6.57% in 2010 and 5.70% in 2009.

The future maturities of long-term debt are as follows:

Maturities
2012	$207,803
2013	67,112
2014	66
2015	162,627
2016	—
Thereafter	450,000

Interest paid during 2011, 2010 and 2009 was $62,095, $58,067 and $42,648, respectively.

The table below summarizes the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities.

	October 28, 2011
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$888,251
Non-publicly traded debt	257,124	255,807
Total Debt	$1,057,124	$1,144,058

	October 29, 2010
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$917,728
Non-publicly traded debt	151,304	149,853
Total Debt	$951,304	$1,067,581

We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

Our non-publicly traded debt consists of the following:

	2011	2010
Commercial paper	$153,955	$—
Credit facility borrowings	74,827	130,714
Industrial development bonds	12,502	12,502
Uncommitted borrowings	15,840	8,088
Total Non-publicly Traded Debt	$257,124	$151,304

We invest in short-term securities including money market funds with high-credit quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our short-term securities are $38,005 and $41,839 as of October 28, 2011 and October 29, 2010, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets are classified as Level 1 inputs under the fair value hierarchy. See Note 1 for more information on fair value measurements.

Restricted cash represents cash that is restricted from withdrawal. As of October 28, 2011 and October 29, 2010, we had restricted cash of $20,378 and $12,574, respectively. Such restricted cash primarily serves as collateral for our liability insurance programs.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of October 28, 2011.

At October 28, 2011, we had $9,766 notional amount of foreign currency contracts that mature during fiscal year 2012. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income. Realized gains and losses were recognized in other expense (income) when they occurred. At October 29, 2010, we had approximately $8,629 notional amount of foreign currency contracts maturing in fiscal year 2011. There was no ineffectiveness for these hedges during 2011 or 2010.

At October 28, 2011, we had $200,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt to be issued. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. The accumulated other comprehensive income amount in our Consolidated Balance Sheets represents the unrealized losses, net of tax, from our current contracts and the unamortized gain, net of tax, from our settled contracts. The unamortized gain from our settled contracts is reclassified ratably to our Consolidated Statements of Operations as a decrease to interest expense over the term of the related bond issuance. At October 29, 2010 we had no treasury lock contracts in place.

At October 28, 2011, we had no interest rate derivative contracts. We had $50,000 notional amount of interest rate derivative contracts in place as of October 29, 2010. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. Prior to maturity, the interest rate derivative contracts were reflected at fair value in the Consolidated Balance Sheets. Unrealized gains and losses were recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts were recognized as interest expense over the life of the contracts. There was no ineffectiveness for these derivatives during the 2011 and 2010 periods.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at October 28, 2011	Fair Value at October 29, 2010
	Level 2 [1]	Level 2 [1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$3	$—
Total Assets	$3	$—

Liabilities
Accrued liabilities other:
Foreign currency contracts	$—	$366
Treasury lock contracts	20,005	—
Interest rate derivative contracts	—	385
Total Liabilities	$20,005	$751

[1]	See Note 1 for more information on fair value measurements.

Derivative gains (losses) recognized in AOCI 2 and on the Consolidated Statements of Operations for fiscal year ended October 28, 2011 and October 29, 2010, respectively, are as follows:

October 28, 2011	Amount of Gain (Loss) Recognized in AOCI [2]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings [2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$369	Other income / (expense), net	$(647)
Treasury lock contracts	(21,569)	Interest expense	1,564
Interest rate derivative contracts	385	Interest expense	(388)
Total derivatives designated as cash flow hedges	$(20,815)	Total	$529

October 29, 2010	Amount of Gain (Loss) Recognized in AOCI [2]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings [2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(195)	Other income / (expense), net	$177
Treasury lock contracts	(1,564)	Interest expense	1,564
Interest rate derivative contracts	1,091	Interest expense	(1,354)
Total derivatives designated as cash flow hedges	$(668)	Total	$387

[2]	Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the full year derivative activity.

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

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

Balance, October 31, 2008	$77,993
Additional net deferred revenue/accrual made during the period	(699)
Payments made during the period	(6,791)
Balance, October 30, 2009	$70,503
Amount acquired through acquisitions	1,913
Additional net deferred revenue/accrual made during the period	11,680
Payments made during the period	(9,189)
Balance, October 29, 2010	$74,907
Additional net deferred revenue/accrual made during the period	12,381
Payments made during the period	(13,609)
Balance, October 28, 2011	$73,679

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 28, 2011 and October 29, 2010 are as follows:

	Coatings	Paints	Other	Total
Balance, October 30, 2009	$1,079,462	$234,804	$23,731	$1,337,997
Goodwill acquired (disposed/adjusted)	4,123	5,191	—	9,314
Currency translation gain (loss)	7,942	322	243	8,507
Balance, October 29, 2010	$1,091,527	$240,317	$23,974	$1,355,818
Goodwill acquired (disposed/adjusted)	15,348	(317)	—	15,031
Allocation of goodwill due to change in reporting units	(21,633)	—	21,633	—
Impairment of goodwill	(292,942)	—	(21,633)	(314,575)
Currency translation gain (loss)	(2,994)	4,438	288	1,732
Balance, October 28, 2011	$789,306	$244,438	$24,262	$1,058,006

The decrease in goodwill during fiscal year 2011 is primarily due to an impairment of goodwill as a result of our annual impairment testing, partially offset by the acquisition of Isocoat and foreign currency translation.

The increase in goodwill during fiscal year 2010 is due to foreign currency translation, the acquisition of Wattyl Limited and the purchase of certain assets and the shares of DIC Coatings India Limited from DIC Corporation of Japan.

Information regarding our other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Balance, October 29, 2010
Customer lists	40 years	$285,650	$(49,411)	$236,239
Technology	Indefinite	204,469	—	204,469
Trademarks	Indefinite	196,295	—	196,295
Other	10 years	11,571	(11,184)	387
Total		$697,985	$(60,595)	$637,390
Balance, October 28, 2011
Customer lists	20 to 40 years	$256,551	$(47,885)	$208,666
Technology	Indefinite	169,112	—	169,112
Trademarks	Indefinite	175,192	—	175,192
Other	10 years	11,587	(11,271)	316
Total		$612,442	$(59,156)	$553,286

The balance as of October 28, 2011 reflects the net impairment charge on intangible assets of $95,139 as a result of our annual impairment analysis, partially offset by the allocation related to the acquisition of Isocoat ($10,957 was allocated to customer lists and $1,055 was allocated to trademarks). The balance as of October 29, 2010 reflects the allocation related to the acquisition of Wattyl Limited ($8,110 was allocated to trademarks) and the acquisition of certain assets from DIC Corporation ($3,420 was allocated to customer lists).

Goodwill for our reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and indefinite-lived intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. The impairment charge on goodwill and intangible assets was recorded as follows:

	Goodwill	Intangible Assets	Total
Wood reporting unit [1]	$292,942	$75,120	$368,062
Gelcoat reporting unit [2]	21,633	20,019	41,652
Total Impairment	$314,575	$95,139	$409,714

[1]	Wood intangible asset write-downs were as follows: (i) technology of $31,005; (ii) customer lists of $23,260 and (iii) trademarks of $20,855.
[2]	Gelcoat intangible asset write-downs were as follows: (i) customer lists of $10,496; (ii) technology of $5,579 and (iii) trademarks of $3,944.

No impairment to the carrying values of the other reporting units was identified.

During the fourth quarter of 2010, we completed our annual goodwill and intangible asset impairment reviews with no impairments to the carrying values identified.

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the customer lists and other categories were 32 years and 3 years, respectively.

Total intangible asset amortization expense was $7,638, $7,273 and $7,575 in 2011, 2010 and 2009, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of October 28, 2011 is approximately $7,000 annually.

NOTE 9 – STOCK-BASED COMPENSATION

Until February 2009, we had stock-based compensation plans comprised of stock options, restricted stock and stock awards, which could be granted to officers, employees, non-employee directors and consultants. In February 2009, stockholders approved a new equity compensation plan, the 2009 Omnibus Equity Plan (Omnibus Plan). The new plan resulted in one pool of reserved shares that will be used for equity grants, totaling 5,229,684 shares as of April 2009 and included the authorization to grant cash-settled restricted stock units. These reserved shares are equal to the total reserved shares that were remaining under the previous equity compensation plans at the time the Omnibus Plan was approved. In February 2010, stockholders approved a 3,000,000 increase in the reserve. Under the Omnibus Plan, equity compensation awarded through restricted stock or stock awards reduces the pool of reserved shares at a multiple of 2.53 times the actual number of shares awarded. Stock option awards reduce the reserved shares pool at a rate equal to the number of options granted. Options generally have a contractual term of 10 years, vest ratably over three years or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years. Stock awards are issued and outstanding upon date awarded. The table below summarizes the stock option and restricted stock activity for the three years ended October 28, 2011. The table below presents the shares reserved in one pool for options and awards, which includes predecessor plans and the Omnibus Plan.

	Shares Reserved	Shares Outstanding
Balance, October 31, 2008	5,006,414	12,259,457
Granted – restricted stock	(131,792)	112,990
Granted – stock options	(1,776,650)	1,776,650
Vested – restricted stock	—	(101,559)
Exercised – stock options	—	(1,426,341)
Canceled – stock options	384,590	(384,590)
Balance, October 30, 2009	3,482,562	12,236,607
Reserve increase [1]	3,000,000	—
Granted – restricted stock	(851,421)	336,530
Granted – stock options	(705,500)	705,500
Issued – stock awards	(55,260)	—
Vested – restricted stock	—	(50,224)
Exercised – stock options	—	(2,232,383)
Forfeited – restricted stock	26,770	(10,581)
Canceled – stock options	94,789	(94,789)
Balance, October 29, 2010	4,991,940	10,890,660
Granted – restricted stock	(609,159)	240,774
Granted – stock options	(752,500)	752,500
Issued – stock awards	(53,783)	—
Vested – restricted stock	—	(149,379)
Exercised – stock options	—	(2,122,962)
Forfeited – restricted stock	32,087	(15,083)
Canceled – stock options	76,507	(76,507)
Balance, October 28, 2011	3,685,092	9,520,003

[1]	On June 9, 2010, we filed an S-8 registration statement to add 3,000,000 shares to the shares reserved for issuance under the Omnibus Plan.

Stock Options: Total stock-based compensation expense included in our Consolidated Statements of Operations in fiscal 2011, 2010 and 2009 was $8,370, $9,011 and $9,385, respectively. Awards to retirement-eligible employees are expensed at the grant date.

As of October 28, 2011, there was $5,600 of total unrecognized pre-tax compensation cost related to non-vested awards that are expected to be recognized over a weighted-average period of 1.9 years.

Stock option activity for the three years ended October 28, 2011 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, October 31, 2008	12,011,718	$21.06	5.9 years	$17,036
Granted	1,776,650	26.34
Exercised	(1,426,341)	17.55		10,140
Canceled	(384,590)	20.75
Balance, October 30, 2009	11,977,437	$22.27	6.1 years	$41,073
Granted	705,500	31.48
Exercised	(2,232,383)	19.26		24,073
Canceled	(94,789)	24.99
Balance, October 29, 2010	10,355,765	$23.52	6.0 years	$88,858
Granted	752,500	32.42
Exercised	(2,122,962)	20.94		30,676
Canceled	(76,507)	24.15
Balance, October 28, 2011	8,908,796	$24.88	6.0 years	$97,560
Exercisable	7,132,818	23.62	5.3 years	87,064

Options exercisable of 7,784,429 at October 29, 2010 and 8,576,291 at October 30, 2009 had weighted average exercise prices of $22.68 and $21.69, respectively.

The total intrinsic value at October 28, 2011 is based on our closing stock price on the last trading day of the year for in-the-money options. The exercise prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted average fair values and assumptions on which the fair values are determined:

	2011	2010	2009
Expected dividend yield	2.2%	2.0%	2.3%
Expected stock price volatility	28.9%	28.0%	30.0%
Risk-free interest rate	1.7%	2.0%	2.9%
Expected life of options	7.4 years	7.4 years	6 years
Weighted average fair value on the date of grant	$8.06	$8.02	$6.89

Restricted Stock and Cash-Settled Restricted Stock Units: We grant restricted stock to certain employees through our Omnibus Plan. Previously, we granted restricted stock to certain employees through share reserves under our Key Employee Bonus Plan and our 2001 Stock Incentive Plan. In February 2009, the share reserves under the Omnibus Plan replaced those reserves.

In fiscal year 2011, we granted cash-settled restricted stock units to certain employees through our Omnibus Plan. Since the compensation expense is payable in cash, these restricted stock units are classified as liabilities within other long-term liabilities and are marked-to-market each period. Stock based compensation expense included in our Consolidated Statements of Operations for these restricted stock units was $1,413 in fiscal year 2011.

The following table sets forth a reconciliation of restricted shares (equity classified) and cash-settled restricted stock units (liability classified) for the three years ended October 28, 2011:

	Equity Classified			Liability Classified
	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 31, 2008	247,739	$24.44	$5,066	—	$—	$—
Granted	112,990	18.66	2,109	—	—	—
Vested	(101,559)	24.35	1,902	—	—	—
Balance, October 30, 2009	259,170	$21.95	$6,575	—	$—	$—
Granted	336,530	27.54	9,268	—	—	—
Vested	(50,224)	25.60	1,522	—	—	—
Forfeited	(10,581)	27.66	(293)	—	—	—
Balance, October 29, 2010	534,895	$25.01	$17,170	—	$—	$—
Granted	240,774	34.34	8,268	221,066	36.21	8,005
Vested	(149,379)	24.30	5,420	(1,459)	34.27	56
Forfeited	(15,083)	27.32	(412)	(8,141)	34.27	(279)
Balance, October 28, 2011	611,207	$28.80	$21,900	211,466	$36.30	$7,577

NOTE 10 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2011	2010	2009
Domestic	$(109,281)	$170,505	$163,737
Foreign	6,127	148,692	74,591
Total Income (Loss) Before Income Taxes	$(103,154)	$319,197	$238,328

Significant components of the provision for income taxes are as follows:

	2011	2010	2009
Current
Federal	$39,274	$50,698	$34,038
State	6,803	(934)	3,682
Foreign	25,276	44,137	22,058
Total Current	71,353	93,901	59,778
Deferred
Federal	(19,681)	1,646	12,618
State	(3,822)	561	2,576
Foreign	(12,403)	1,033	3,203
Total Deferred	(35,906)	3,240	18,397
Total Income Taxes	$35,447	$97,141	$78,175

Significant components of our deferred tax assets and liabilities are as follows:

	2011	2010	2009
Deferred tax assets:
Insurance	$8,781	$7,271	$9,492
Compensation	36,082	31,891	24,836
Deferred revenue	10,400	9,772	11,226
Pension	15,001	17,734	24,909
Accrued expenses	28,960	26,629	8,867
Tax credits and carryforwards	18,308	15,242	21,261
Other	9,821	11,957	19,756
Total Deferred Tax Assets	127,353	120,496	120,347
Deferred tax liabilities:
Tax in excess of book depreciation	(55,157)	(50,582)	(42,872)
Amortization	(223,091)	(261,584)	(259,319)
Other	(13,348)	(13,136)	(16,449)
Total Deferred Tax Liabilities	(291,596)	(325,302)	(318,640)
Net Deferred Tax Liabilities	$(164,243)	$(204,806)	$(198,293)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2011	2010	2009
Tax (benefit) at U.S. statutory rate	(35.0%)	35.0%	35.0%
State income taxes, net of federal benefit	5.7%	(1.0%)	1.7%
Non-U.S. taxes	(18.0%)	(2.1%)	(1.2%)
Non-deductible impairment charges	94.2%	—	—
Other	(12.5%)	(1.5%)	(2.7%)
Total Effective Income Tax Rate	34.4%	30.4%	32.8%

The tax rate for fiscal 2011 reflects the impact of goodwill and intangible asset impairment charges, the majority of which are nondeductible for income tax purposes. Excluding the impact of the impairment charges, our fiscal 2011 effective tax rate was 26.7%.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $330,658 at October 28, 2011. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2011, 2010 and 2009 were $83,051, $74,882 and $78,946, respectively.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) for fiscal year 2009 through 2011 is as follows:

Gross unrecognized tax benefits at October 31, 2008	$44,797
Increases in tax positions for prior years	170
Decreases in tax positions for prior years	(7,176)
Increases in tax positions for current year	2,649
Settlements	(388)
Lapse in statute of limitations	(6,655)
Gross unrecognized tax benefits at October 30, 2009	$33,397
Increases in tax positions for prior years	211
Increases in tax positions for current year	2,857
Settlements	(11,424)
Lapse in statute of limitations	(7,224)
Gross unrecognized tax benefits at October 29, 2010	$17,817
Increases in tax positions for prior years	323
Decreases in tax positions for prior years	(505)
Increases in tax positions for current year	2,164
Settlements	(171)
Lapse in statute of limitations	(6,680)
Gross unrecognized tax benefits at October 28, 2011	$12,948

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had recognized accrued interest and penalties relating to unrecognized tax benefits of $4,620 and $5,907 as of October 28, 2011 and October 29, 2010, respectively. The gross amount of interest and penalties included in tax expense for the year ended October 28, 2011, October 29, 2010 and October 30, 2009 was $(1,287), $(7,289) and $799, respectively.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $12,203 and $15,646 as of October 28, 2011 and October 29, 2010, respectively.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The IRS has notified us that our fiscal 2010 U.S. federal tax return will be audited. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 11 – LEASING ARRANGEMENTS

We have operating lease commitments outstanding at October 28, 2011, for plant and warehouse equipment, office and warehouse space, automobiles and retail stores. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments
2012	$33,546
2013	23,957
2014	17,356
2015	11,004
2016	8,955
2017 and beyond	33,686
Total Minimum Future Lease Rental Payments	$128,504

Rent expense for operating leases was $45,154 in 2011, $24,364 in 2010 and $23,765 in 2009.

NOTE 12 – LEGAL PROCEEDINGS

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum match of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. U.S. employees who are not eligible for the Savings and Retirement Plan have the option to participate in a separate 401(k) Employee Stock Ownership Plan. We match employee contributions (up to a maximum match of 3% of employees’ compensation), and based on our financial performance there is a discretionary match that can range from 0-3%. Contributions to the Plans totaled $31,060, $33,273, and $28,517, for 2011, 2010 and 2009, respectively.

Executive Retirement Plans: We have Supplemental Executive Retirement Plans (SERPs) to provide retirement, death and disability benefits to a limited number of former employees. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.

Pension and Post-Retirement Medical Plans: We also sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2011, we made contributions of approximately $30,961 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 26, 2012, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $3,700.

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

The cost of pension and post-retirement medical benefits is as follows:

	Pension
Net Periodic Benefit Cost	2011	2010	2009
Service cost	$4,496	$3,272	$2,748
Interest cost	14,691	12,863	13,356
Expected return on plan assets	(17,625)	(16,250)	(15,487)
Amortization of prior service cost	397	472	617
Recognized actuarial loss	6,055	4,932	2,043
Settlement loss	(16)	—	2,102
Curtailment	—	(172)	(740)
Net Periodic Benefit Cost	$7,998	$5,117	$4,639

	Post-Retirement Medical
Net Periodic Benefit Cost	2011	2010	2009
Service cost	$188	$211	$283
Interest cost	510	476	599
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(128)	(2,871)	(3,786)
Recognized actuarial loss	304	2,629	3,215
Net Periodic Benefit Cost	$874	$445	$311

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

	Pension		Post-Retirement Medical

Change in Benefit Obligation	2011	2010	2011	2010
Benefit obligation beginning of year	$268,266	$238,060	$9,780	$10,575
Service cost	4,496	3,272	188	211
Interest cost	14,691	12,863	510	476
Plan participants’ contributions	737	498	—	—
Plan amendments	676	758	—	—
Actuarial loss (gain)	4,074	11,906	1,641	854
Benefits paid	(14,376)	(12,108)	(2,652)	(2,336)
Expenses paid from assets	(211)	—	—	—
Currency impact	(201)	(1,573)	—	—
Curtailment	—	(202)	—	—
Initial adoption on acquisition – Wattyl	—	14,792	—	—
Benefit Obligation at End of Year	$278,152	$268,266	$9,467	$9,780

	Pension		Post-Retirement Medical

Change in Plan Assets	2011	2010	2011	2010
Fair value of plan assets at beginning of year	$212,822	$167,213	$—	$—
Actual return on plan assets	7,970	23,594	—	—
Employer contributions	30,961	19,321	2,652	2,336
Plan participants’ contributions	737	498	—	—
Benefit payments	(14,376)	(12,108)	(2,652)	(2,336)
Expenses paid from assets	(211)	—	—	—
Currency impact	(245)	(697)	—	—
Initial adoption on acquisition – Wattyl	—	15,001	—	—
Fair Value of Assets at End of Year	$237,658	$212,822	$—	$—

	Pension		Post-Retirement Medical

Funded Status	2011	2010	2011	2010
Projected benefit obligation	$(278,152)	$(268,266)	$(9,467)	$(9,780)
Plan assets at fair value	237,658	212,822	—	—
Net Funded Status – Over (Under)	$(40,494)	$(55,444)	$(9,467)	$(9,780)

Funded status – overfunded plans	$352	$209	$—	$—
Funded status – underfunded plans	(40,846)	(55,653)	(9,467)	(9,780)

	Pension		Post-Retirement Medical

Amounts Recognized in Balance Sheet:	2011	2010	2011	2010
Noncurrent assets	$352	$209	$—	$—
Current liabilities	(477)	(438)	(994)	(977)
Noncurrent liabilities	(40,369)	(55,215)	(8,473)	(8,803)

	Pension		Post-Retirement Medical

Amounts in Accumulated Other Comprehensive Income:	2011	2010	2011	2010
Net (gain) / loss	$125,245	$117,446	$5,027	$3,690
Net prior service cost (credit)	5,005	4,729	(695)	(823)
Other Comprehensive (Income) / Loss – Total	130,250	122,175	4,332	2,867

	Pension		Post-Retirement Medical

Amortization Expense Expected to Be Recognized During Next Fiscal Year:	2011	2010	2011	2010
Prior service cost (credits)	$436	$397	$(128)	$(128)
Net loss	6,863	6,035	472	304

Our pension and post-retirement medical plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical

	2011	2010	2011	2010
Projected / accumulated post-retirement benefit obligation	$226,158	$253,475	$9,467	$9,780
Accumulated benefit obligation	219,328	244,428	N/A	N/A
Fair value of plan assets	186,329	197,821	N/A	N/A

Our pension and post-retirement medical plans with projected benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical

	2011	2010	2011	2010
Projected / accumulated post-retirement benefit obligation	$265,134	$253,475	N/A	N/A
Accumulated benefit obligation	255,298	244,428	N/A	N/A
Fair value of plan assets	224,288	197,821	N/A	N/A

Our pension plans with projected benefit obligations less than plan assets were as follows:

	Pension		Post-Retirement Medical

	2011	2010	2011	2010
Projected benefit obligation	$13,018	$14,791	N/A	N/A
Accumulated benefit obligation	12,222	14,329	N/A	N/A
Fair value of plan assets	13,370	15,001	N/A	N/A

Actuarial Assumptions: We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country with requirements that may have an impact on the cost of providing retirement benefits. We employ a total return investment approach for the domestic and foreign pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. In determining the expected long-term rate of return, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies.

	Pension		Post-Retirement Medical

Assumption ranges used in net periodic benefit cost	2011	2010	2011	2010
Discount rate	4.75% – 5.75%	5.50% – 6.75%	5.50%	4.75%
Expected long-term return on plan assets	4.75% – 8.00%	6.50% – 8.50%	N/A	N/A
Average increase in compensation	2.25% – 4.00%	2.25% – 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	9.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	8 Years	2 Years

	Pension		Post-Retirement Medical

Assumption ranges used to determine benefit obligation:	2011	2010	2011	2010
Discount rate	4.25% – 5.50%	4.75% – 5.75%	5.00%	5.50%
Rate of compensation increase	2.25% – 4.00%	2.25% – 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	8.50%	9.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	7 Years	8 Years

Investment Strategy: We have a master trust that holds the assets for all the U.S. pension plans. For investment purposes, the plans are managed in an identical way, as their objectives are similar. The Benefit Funds Investment Committee, along with assistance from external consultants, sets investment guidelines and makes asset allocation decisions. These are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Committee also oversees the selection of investment managers and monitors asset performance. As pension liabilities are long-term in nature, the Committee employs a long-term rate of return on plan assets approach for a prudent level of risk. Historical returns are considered as well as advice from investment experts. Annually, the Committee and the consultants review the risk versus the return of the investment portfolio to assess the long-term rate of return assumption.

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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans

Asset Allocation	2011	2010	Target Allocation
Equity securities	56%	56%	50 – 60%
Debt securities	39%	39%	40 – 50%
Other	5%	5%	0%
Total	100%	100%	100%

The following tables provide information on the fair value of pension plan assets. See Note 1 for more information on fair value measurements.

	Fair Value at October 28, 2011	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Corporate Stocks	$24,041	$24,041	$—	$—
Commingled Trust	53,273	—	53,273	—
Mutual Funds	3,437	—	3,437	—
International Equity Securities
Mutual Funds	48,385	—	48,385	—
Total Equity Securities	129,136	24,041	105,095	—
Domestic Fixed Income
Debt Securities	1,466	—	1,466	—
Mutual Funds	73,243	—	73,243	—
International Fixed Income
Debt Securities	2,532	—	2,532	—
Mutual Funds	20,809	—	20,809	—
Total Fixed Income	98,050	—	98,050	—
Other Investments
Insurance Contracts	7,216	—	—	7,216
Cash	1,969	1,969	—	—
Real Estate	1,287	—	787	500
Total Other Investments	10,472	1,969	787	7,716
Total	$237,658	$26,010	$203,932	$7,716

	Fair Value at October 29, 2010	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Corporate Stocks	$18,393	$18,393	$—	$—
Commingled Trust	50,534	—	50,534	—
Mutual Funds	4,200	—	4,200	—
International Equity Securities
Mutual Funds	45,330	—	45,330	—
Total Equity Securities	118,457	18,393	100,064	—
Domestic Fixed Income
Debt Securities	2,100	—	2,100	—
Mutual Funds	59,994	—	59,994	—
International Fixed Income
Debt Securities	2,250	—	2,250	—
Mutual Funds	19,129	—	19,129	—
Fixed Income – Mutual Funds	83,473	—	83,473	—
Other Investments
Insurance Contracts	6,527	—	—	6,527
Cash	2,970	2,970	—	—
Real Estate	1,395	—	900	495
Total Other Investments	10,892	2,970	900	7,022
Total	$212,822	$21,363	$184,437	$7,022

Pension plan investments in corporate stocks are classified as Level 1 investments within the fair value hierarchy, as determined by quoted market prices.

Pension plan investments in mutual funds and common/collective trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy. These investments are valued at net asset value based on the underlying securities, as determined by the sponsor. Level 3 investments are primarily related to insurance contracts required in certain foreign-based plans.

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

The following table provides a reconciliation of the beginning and ending balances of pension assets measured at fair value that used significant unobservable inputs (Level 3):

	Total	U.S.	Non-U.S.
Balance, October 30, 2009	$4,236	$495	$3,741
Actual return on plan assets
Relating to assets still held at reporting date	2,118	—	2,118
Relating to assets sold during period	—	—	—
Purchases, sales, settlements	898	—	898
Transfers in and/or out of Level 3	—	—	—
Currency impact	(230)	—	(230)
Balance, October 29, 2010	$7,022	$495	$6,527
Actual return on plan assets
Relating to assets still held at reporting date	(328)	5	(333)
Purchases	1,168	—	1,168
Settlements	(66)	—	(66)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(80)	—	(80)
Balance, October 28, 2011	$7,716	$500	$7,216

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical
2012	$14,401	$1,018
2013	14,395	1,144
2014	14,822	1,189
2015	15,254	1,107
2016	15,483	982
2017 – 2021	84,907	2,897
Total	$159,262	$8,337

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

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets in North America and China. In September 2010, we acquired Wattyl Limited and we now sell consumer paints in Australia and New Zealand primarily through independent dealers, hardware chains, home centers and company-owned stores (see Note 2).

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1. Comparative segment data for fiscal years 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Net Sales:
Coatings	$2,092,490	$1,814,804	$1,582,786
Paints	1,612,219	1,176,831	1,072,372
All Other	360,059	335,354	316,251
Less Intersegment sales	(111,814)	(100,302)	(92,367)
Total Net Sales	$3,952,954	$3,226,687	$2,879,042

	2011	2010	2009
EBIT:
Coatings	$(112,209)	$256,466	$185,528
Paints	134,886	151,432	135,561
All Other	(64,320)	(30,434)	(32,367)
Total EBIT	$(41,643)	$377,464	$288,722
Interest Expense	$61,511	$58,267	$50,394
Income (Loss) before Income Taxes	$(103,154)	$319,197	$238,328

	2011	2010	2009
Depreciation and Amortization:
Coatings	$47,205	$45,006	$45,439
Paints	34,202	18,686	18,566
All Other	16,340	17,620	18,857
Total Depreciation and Amortization	$97,747	$81,312	$82,862

	2011	2010	2009
Identifiable Assets:
Coatings	$2,118,589	$2,368,262	$2,293,130
Paints	1,030,712	1,117,485	818,732
All Other [1]	350,850	382,189	399,162
Total Identifiable Assets	$3,500,151	$3,867,936	$3,511,024
[1] Includes our consolidated cash and cash equivalent balances and restricted cash.

	2011	2010	2009
Capital Expenditures:
Coatings	$32,284	$30,355	$25,761
Paints	18,650	16,644	8,047
All Other	15,535	20,733	24,089
Total Capital Expenditures	$66,469	$67,732	$57,897

Geographic net sales are based on the country from which the customer was billed for the products sold. The United States is the largest country for customer sales. China and Australia are the only countries outside of the United States that represent more than 10% of consolidated sales. Long-lived assets include property, plant and equipment, intangibles and goodwill attributable to each country’s operations. Net sales and long-lived assets by geographic region are as follows:

	2011	2010	2009
Net Sales – External:
United States	$2,055,494	$1,922,781	$1,790,084
China	488,272	418,017	328,634
Australia	481,578	103,042	71,026
Other Countries	927,610	782,847	689,298
Total Net Sales - External	$3,952,954	$3,226,687	$2,879,042

	2011	2010	2009
Long-lived Assets:
United States	$1,186,267	$1,498,192	$1,513,885
China	366,417	465,505	459,004
Australia	144,316	153,571	35,622
Other Countries	462,545	443,570	430,497
Total Long-lived Assets	$2,159,545	$2,560,838	$2,439,008

We have one significant customer in the Paints segment whose net sales ranged from 16.4% to 20.1% of total sales over the last three years.

NOTE 15 – RESTRUCTURING

During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which will further rationalize our manufacturing capacity and reduce our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. These restructuring activities resulted in pre-tax charges of $33,093 or $0.24 per share after tax in 2011. These activities will span fiscal years 2011 and 2012, and we expect the total cost to be $0.30 to $0.35 per share after tax.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities which are now complete. These restructuring initiatives included plant closures, reductions to research and development and selling, general and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $1,346 or $0.01 per share after tax, $12,383 or $0.08 per share after tax and $28,557 or $0.18 per share after tax in fiscal years 2011, 2010 and 2009, respectively.

Our total restructuring activities for 2011 resulted in pre-tax charges of $34,439 or $0.24 per share after tax, compared to $12,383 or $0.08 per share after tax in 2010 and $28,557 or $0.18 per share after tax in 2009.

The total resulting expenses included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities within the next nine months.

The following restructuring and asset impairment charges by segment were recorded in 2011, 2010 and 2009:

Year Ended October 28, 2011

	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 10/28/2011
Coatings
Severance and employee benefits	$1,139	$10,044	$(7,299)	$3,884
Asset impairments	—	5,644	(5,644)	—
Exit costs (consulting/site clean-up)	2,034	5,252	(4,484)	2,802
Total Coatings	3,173	20,940	(17,427)	6,686
Paints
Severance and employee benefits	19	7,945	(5,049)	2,915
Asset impairments	—	4,169	(4,169)	—
Exit costs (consulting/site clean-up)	2,763	899	(3,254)	408
Total Paints	2,782	13,013	(12,472)	3,323
All Other
Severance and employee benefits	—	486	(49)	437
Total All Other	—	486	(49)	437
Total	$5,955	$34,439	$(29,948)	$10,446

Year Ended October 29, 2010

	Liability Beginning Balance 10/30/2009	Net Expense	Activity	Liability Ending Balance 10/29/2010
Coatings
Severance and employee benefits	$1,694	$2,353	$(2,908)	$1,139
Asset impairments	—	5,596	(5,596)	—
Exit costs (consulting/site clean-up)	1,012	1,822	(800)	2,034
Contract term costs (leases)	—	792	(792)	—
Total Coatings	2,706	10,563	(10,096)	3,173
Paints
Severance and employee benefits	827	313	(1,121)	19
Asset impairments	—	(237)	237	—
Exit costs (consulting/site clean-up)	2,556	1,519	(1,312)	2,763
Total Paints	3,383	1,595	(2,196)	2,782
All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$12,383	$(12,572)	$5,955

Year Ended October 30, 2009

	Liability Beginning Balance 10/31/2008	Expense	Activity	Liability Ending Balance 10/30/2009
Coatings
Severance and employee benefits	$7,842	$12,339	$(18,487)	$1,694
Asset impairments	—	3,417	(3,417)	—
Exit costs (consulting/site clean-up)	423	2,010	(1,421)	1,012
Contract term costs (leases)	—	471	(471)	—
Total Coatings	8,265	18,237	(23,796)	2,706
Paints
Severance and employee benefits	—	1,374	(547)	827
Asset impairments	—	1,935	(1,935)	—
Exit costs (consulting/site clean-up)	2,252	1,120	(816)	2,556
Total Paints	2,252	4,429	(3,298)	3,383
All Other
Severance and employee benefits	806	615	(1,366)	55
Asset impairments	—	3,647	(3,647)	—
Exit costs (consulting/site clean-up)	64	1,568	(1,632)	—
Contract term costs (leases)	—	61	(61)	—
Total All Other	870	5,891	(6,706)	55
Total	$11,387	$28,557	$(33,800)	$6,144

The ending liability balance at October 28, 2011 and at October 29, 2010 is included in other accrued liabilities on our Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statements of Operations. For 2011, $25,563 was charged to cost of sales and $8,876 was charged to selling, general and administrative (SG&A) expenses. For 2010, $12,520 was charged to cost of sales and $137 was credited to SG&A expenses. For 2009, $22,280 was charged to cost of sales and $6,277 was charged to SG&A expenses.

In 2010, we also recorded $6,147 of restructuring charges consisting primarily of severance related to the divestiture of certain assets to DIC Corporation, which was netted against the gain included in SG&A expenses in our Coatings segment.

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 28, 2011 and October 29, 2010:

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) per Share - Basic	Net Income (Loss) per Share - Diluted
2011 Quarter Ended:
January 28	$842,404	$258,913	$33,427	$0.35	$0.34
April 29	992,729	315,510	56,308	0.60	0.58
July 29	1,070,482	324,337	67,387	0.72	0.70
October 28	1,047,339	333,048	(295,723)	(3.18)	(3.18)
	$3,952,954	$1,231,808	$(138,601)	$(1.47)	$(1.47)
2010 Quarter Ended:
January 29	$672,363	$216,991	$33,937	$0.34	$0.34
April 30	803,570	273,353	61,673	0.63	0.61
July 30	873,915	290,804	75,143	0.76	0.74
October 29	876,839	290,530	51,303	0.52	0.51
	$3,226,687	$1,071,678	$222,056	$2.25	$2.20

In the fourth quarter of fiscal year 2011, income (loss) from continuing operations included an impairment of goodwill and intangible assets of $3.82 per share ($3.75 per share for the full fiscal year 2011). See Note 1 and Note 8 for more information on goodwill and intangible assets. The second, third and fourth quarters of fiscal year 2011 included restructuring costs of $0.01 $0.10 and $0.13 per share, respectively. The first, third and fourth quarters of fiscal year 2010 included restructuring costs of $0.02, $0.04 and $0.02 per share, respectively. See Note 15 for more information on restructuring activities. In the first and second quarter of 2011, income (loss) from continuing operations included acquisition-related charges of $0.05 and $0.05 per share, respectively. In the fourth quarter of 2010, income from continuing operations included acquisition-related charges of $0.03 per share. In the third quarter of 2010, income from continuing operations included an after-tax benefit of $0.08 per share for a net gain on the sale of certain assets. The quarters will not sum to the fiscal year amount due to the effect of weighting and the exclusion of antidilutive shares in 2011.

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In September 2011, the Financial Accounting Standards Board (FASB) amended the guidance on goodwill impairment testing to allow companies the option of first assessing qualitative factors to determine whether the two-step impairment test is required. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. The change is effective for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, but early adoption is permitted. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

The report of Management on Internal Control over Financial Reporting is set forth on page 24.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 25.

There were no changes in our internal control over financial reporting during the quarter ended October 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	8,908,796	$24.88	3,685,092
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	8,908,796	$24.88	3,685,092

(1)	The number of securities remaining available for future issuance under equity compensation plans consists of shares issuable under outstanding stock options under The Valspar Corporation 1991 Stock Option Plan and The Valspar Corporation Stock Option Plan for Non-Employee Directors. In December 2008, the Board of Directors approved the 2009 Omnibus Equity Plan, which was approved by the stockholders in February 2009. The 2009 Omnibus Equity Plan replaced other equity compensation plans for future grants.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements
		Page

	Report of Management on Internal Control Over Financial Reporting	24
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	25
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	26
	Consolidated Balance Sheets – October 28, 2011 and October 29, 2010	27
	Consolidated Statements of Operations – Years ended October 28, 2011, October 29, 2010 and October 30, 2009	28
	Consolidated Statement of Changes in Equity – Years ended October 28, 2011, October 29, 2010 and October 30, 2009	29
	Consolidated Statements of Cash Flows – Years ended October 28, 2011, October 29, 2010 and October 30, 2009	30
	Notes to Consolidated Financial Statements	31–53
	Selected Quarterly Financial Data (Unaudited)	53

(2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 59.

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(3)	Exhibits

Exhibit Number	Description

2.1	Scheme Implementation Deed between the Registrant and Wattyl Limited dated June 28, 2010 (incorporated by reference to Form 8-K filed on July 1, 2010)

3.1	Certificate of Incorporation – as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992, February 26, 1997 and May 22, 2003 and to Article Eleven dated February 25, 1987 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003)

3.2	By-Laws – as amended and restated, effective August 19, 2009 (incorporated by reference to Form 10-Q for the quarter ended July 31, 2009)

Exhibit Number	Description

4.1	Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (The Bank of New York Trust Company, N.A. is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)

4.2	Second Supplemental Indenture, dated as of April 17, 2007, to indenture dated as of April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 5.625% Notes due 2012 and 6.050% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 18, 2007)

4.3	Indenture dated July 15, 2005 between the Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 5.100% Notes due 2015, including form of Registrant’s 5.100% Notes due 2015 (incorporated by reference to Form 8-K filed on July 18, 2005)

4.4	Third Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Trustee, dated June 19, 2009, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 7.250% Notes due 2019 (incorporated by reference to Form 8-K filed on June 23, 2009)

10.1	The Valspar Corporation Key Employees’ Supplementary Retirement Plan, restated effective October 15, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.2	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.3	The Valspar Corporation Key Employee Annual Bonus Plan for Officers – as amended and restated on June 8, 2010 (incorporated by reference to Form 8-K filed on June 14, 2010)*

10.4	The Valspar Corporation Stock Option Plan for Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.5	The Valspar Corporation 2001 Stock Incentive Plan (incorporated by reference to Form 10-K for the period ended October 25, 2002)*

10.6	Form of Change in Control Employment Agreement between the Registrant and the Registrant’s Named Executives – as amended through December 10, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.7	The Valspar Corporation Supplemental Executive Retirement Plan for William L. Mansfield, restated effective December 31, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.8	Form of Nonstatutory Stock Option Agreement for Officers under the Corporation’s 1991 Stock Option Plan – as amended August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.9	Confidentiality and Noncompetition Agreement between Registrant and William L. Mansfield (incorporated by reference to Form 10-Q for the quarter ended January 28, 2005)

10.10	Three-Year Credit Agreement dated June 30, 2009 with Wells Fargo Bank, National Association, as administrative agent and an issuing bank, Wachovia Bank, National Association, as an issuing bank, and certain other lenders, together with First Amendment to Three-Year Credit Agreement dated August 17, 2009 (incorporated by reference to Form 10-Q for the quarter ended January 29, 2010)

10.11	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.12	Form of Restricted Stock Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)*

10.13	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)*

Exhibit Number	Description

10.14	The Valspar Corporation 2009 Omnibus Equity Plan – as amended and restated on June 8, 2010 (incorporated by reference to Form 10-Q for the quarter ended April 30, 2010)*

10.15	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)*

10.16	Term Sheet for Compensation Program for Non-Employee Directors (incorporated by reference to Form 8-K filed on October 23, 2009)*

10.17	Second Amendment to Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and an issuing bank, and certain other lenders, dated as of November 15, 2010 (incorporated by reference to Form 8-K filed on November 19, 2010)

10.18	Letter Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.19	Confidentiality and Noncompetition Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)

10.20	Restricted Stock Unit Agreement between Registrant and Gary E. Hendrickson dated effective as of June 1, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.21	Transition Agreement and Release with William L. Mansfield dated as of April 13, 2011 (incorporated by reference to Form 8-K filed on April 18, 2011)

14.1 †	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1**	Section 302 Certification of the Chief Executive Officer

31.2**	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

* Compensatory Plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

**Filed electronically herewith.

†Available at the Registrant’s website at http://www.valsparcorporate.com.

Portions of the 2012 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

		/s/ Rolf Engh	12/21/11

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary E. Hendrickson	12/21/11	/s/ John S. Bode	12/21/11

Gary E. Hendrickson, Director		John S. Bode, Director
President and Chief Executive Officer
(principal executive officer)		/s/ William M. Cook	12/21/11

/s/ Lori A. Walker	12/21/11	William M. Cook, Director

Lori A. Walker, Senior Vice President		/s/ Jeffrey H. Curler	12/21/11
and Chief Financial Officer
(principal financial officer)		Jeffrey H. Curler, Director

/s/ Tracy C. Jokinen	12/21/11	/s/ Ian R. Friendly	12/21/11

Tracy C. Jokinen, Vice President and		Ian R. Friendly, Director
Controller (principal accounting officer)
		/s/ Janel S. Haugarth	12/21/11

Janel S. Haugarth, Director

		/s/ Mae C. Jemison	12/21/11

Mae C. Jemison, Director

		/s/ William L. Mansfield	12/21/11

William L. Mansfield, Director Chairman

		/s/ Gregory R. Palen	12/21/11

Gregory R. Palen, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Changes in the allowance for doubtful accounts were as follows:

(dollars in thousands)	2011	2010	2009
Beginning balance	$17,459	$21,768	$16,389
Amount acquired through acquisitions	309	1,434	—
Bad debt expense	2,992	(668)	11,186
Uncollectable accounts written off, net of recoveries	(5,783)	(5,075)	(5,807)
Ending balance	$14,977	$17,459	$21,768

