Form 10-Q
period 2012-01-27
VALSPAR CORP
filed 2012-03-07
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes    ☒ No

As of February 28, 2012, The Valspar Corporation had 93,105,035 shares of common stock outstanding, excluding 25,337,589 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended January 27, 2012

Table of Contents - 2 -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS	January 27, 2012	October 28, 2011	January 28, 2011
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$305,712	$178,167	$168,293
Restricted cash	20,108	20,378	12,679
Accounts and notes receivable less allowance (1/27/12 - $16,529; 10/28/11 - $14,977; 1/28/11 - $16,158)	596,752	664,855	549,858
Inventories	380,944	336,750	404,777
Deferred income taxes	48,942	50,685	50,448
Prepaid expenses and other	74,759	74,302	78,154
TOTAL CURRENT ASSETS	1,427,217	1,325,137	1,264,209

GOODWILL	1,056,008	1,058,006	1,361,408
INTANGIBLES, NET	552,792	553,286	638,452
OTHER ASSETS	20,597	13,560	15,645
LONG-TERM DEFERRED INCOME TAXES	1,964	1,909	4,703

Gross property, plant and equipment	1,371,322	1,352,282	1,340,215
Less accumulated depreciation	(826,129)	(804,029)	(772,840)
NET PROPERTY, PLANT AND EQUIPMENT	545,193	548,253	567,375

TOTAL ASSETS	$3,603,771	$3,500,151	$3,851,792

NOTE: The Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

Table of Contents - 3 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 27, 2012	October 28, 2011	January 28, 2011
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$8,760	$169,516	$166,544
Current portion of long-term debt	200,000	207,803	—
Trade accounts payable	447,437	463,580	425,757
Income taxes	9,006	17,684	27,639
Other accrued liabilities	309,450	401,350	300,725
TOTAL CURRENT LIABILITIES	974,653	1,259,933	920,665

LONG-TERM DEBT, NET OF CURRENT PORTION	1,066,763	679,805	949,795
DEFERRED INCOME TAXES	208,531	214,920	257,322
OTHER LONG-TERM LIABILITIES	140,295	132,943	154,268
TOTAL LIABILITIES	2,390,242	2,287,601	2,282,050

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	400,682	397,793	379,973
Retained earnings	1,258,887	1,221,750	1,444,453
Accumulated other comprehensive income (loss)	60,200	62,779	103,480
Less cost of common stock in treasury (1/27/12 - 25,514,371 shares; 10/28/11 - 24,888,494 shares; 1/28/11 - 22,498,417 shares)	(565,460)	(528,992)	(417,384)
TOTAL STOCKHOLDERS’ EQUITY	1,213,529	1,212,550	1,569,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,603,771	$3,500,151	$3,851,792

NOTE: The Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

Table of Contents - 4 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	January 27, 2012	January 28, 2011
Net sales	$885,647	$842,404
Cost of sales	592,331	583,491
Gross profit	293,316	258,913
Research and development	26,893	27,824
Selling, general and administrative	175,708	167,701
Operating expenses	202,601	195,525
Income from operations	90,715	63,388
Interest expense	15,789	15,559
Other (income)/expense – net	(522)	564
Income before income taxes	75,448	47,265
Income taxes	19,666	13,838
Net income	$55,782	$33,427

Net income per common share – basic	$0.60	$0.35
Net income per common share – diluted	$0.58	$0.34

Average number of common shares outstanding
- basic	92,861,129	96,859,667
- diluted	95,485,354	99,600,414

Dividends paid per common share	$0.20	$0.18

See Notes to Condensed Consolidated Financial Statements

Table of Contents - 5 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	THREE MONTHS ENDED
	January 27, 2012	January 28, 2011
OPERATING ACTIVITIES:
Net income	$55,782	$33,427
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	21,404	20,195
Amortization	1,661	1,843
Stock-based compensation	2,462	1,988
(Gain)/loss on asset divestitures	(336)	104
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	66,315	82,031
(Increase)/decrease in inventories and other assets	(47,549)	(50,770)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(87,593)	(118,948)
Increase/(decrease) in income taxes payable	(12,649)	(8,390)
Increase/(decrease) in other deferred liabilities	5,700	1,160
Settlement of treasury lock contracts	(27,875)	—
Other	(1,806)	(2,910)
Net Cash (Used In)/Provided By Operating Activities	(24,484)	(40,270)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(14,487)	(12,083)
Cash proceeds on disposal of assets	2,911	802
(Increase)/decrease in restricted cash	270	(105)
Net Cash (Used In)/Provided By Investing Activities	(11,306)	(11,386)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	396,816	—
Net change in other borrowings	(29,508)	1,299
Net proceeds (repayments) of commercial paper	(153,955)	159,961
Proceeds from sale of treasury stock	11,608	13,258
Treasury stock purchases	(49,012)	(103,453)
Excess tax benefit from stock-based compensation	3,400	2,369
Dividends paid	(18,645)	(17,489)
Purchase of equity award shares	—	(11,454)
Net Cash (Used In)/Provided By Financing Activities	160,704	44,491

Increase/(Decrease) in Cash and Cash Equivalents	124,914	(7,165)
Effect of exchange rate changes on Cash and Cash Equivalents	2,631	7,837

Cash and Cash Equivalents at Beginning of Period	178,167	167,621
Cash and Cash Equivalents at End of Period	$305,712	$168,293

See Notes to Condensed Consolidated Financial Statements

Table of Contents - 6 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 27, 2012 are not necessarily indicative of the results that may be expected for the year ending October 26, 2012.

Certain amounts in the 2011 financial statements have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

The Condensed Consolidated Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 28, 2011.

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $25,336 at January 27, 2012, $42,502 at October 28, 2011 and $24,077 at January 28, 2011, of issued checks that had not cleared our bank accounts.

NOTE 3: ACQUISITIONS AND DIVESTITURES

In February 2011, we acquired Isocoat Tintas e Vernizes Ltda. (Isocoat), a Brazilian powder coatings business serving customers in Brazil, Argentina and Colombia. The acquisition strengthened our manufacturing, marketing and distribution in a growing region. Isocoat had 2010 sales of approximately $35,000. The acquisition was recorded at fair value in the second quarter of fiscal year 2011. The purchase price allocation was completed in the third quarter of fiscal year 2011. Accordingly, the net assets and operating results are included in our financial statements from the date of acquisition.

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and assumed Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl’s fiscal year 2010 net sales were approximately AUD 386,500. Wattyl distributes leading paint brands through independent dealers, hardware chains, home centers and approximately 135 company-owned stores. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010. The purchase price allocation was completed in the first quarter of fiscal year 2011. Accordingly, the net assets and operating results are included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	January 27, 2012	October 28, 2011	January 28, 2011
Manufactured products	$231,330	$189,754	$261,375
Raw materials, supplies and work-in-progress	149,614	146,996	143,402
Total Inventories	$380,944	$336,750	$404,777

Table of Contents - 7 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three months ended January 27, 2012 and January 28, 2011, comprehensive income (loss), a component of Stockholders’ Equity, was as follows:

	Three Months Ended
	January 27, 2012	January 28, 2011
Net Income	$55,782	$33,427
Other Comprehensive Income (Loss), net of tax:
Foreign currency translation gain (loss)	2,205	15,311
Net gain (loss) on financial instruments	(4,784)	82
Total Comprehensive Income (Loss)	$53,203	$48,820

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	January 27, 2012	October 28, 2011	January 28, 2011
Foreign currency translation	$154,996	$152,791	$175,277
Pension and postretirement benefits, net	(84,432)	(84,432)	(79,100)
Unrealized gain (loss) on financial instruments	(10,364)	(5,580)	7,303
Accumulated Other Comprehensive Income (Loss)	$60,200	$62,779	$103,480

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of January 27, 2012 decreased from the end of fiscal year 2011 by $1,998 to $1,056,008. The decrease is due to foreign currency translation.

Total intangible asset amortization expense for the three months ended January 27, 2012 was $1,661, compared to $1,843 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 27, 2012 is expected to be approximately $7,000 annually.

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

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes for the do-it-yourself and professional markets primarily in Australia, China and North America. Automotive paint products include refinish paints and aerosol spray paints sold through automotive refinish distributors, body shops and automotive supply distributors and retailers.

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

Table of Contents - 8 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative first quarter results on this basis are as follows:

	Three Months Ended
	January 27, 2012	January 28, 2011
Net Sales
Coatings	$494,649	$456,389
Paints	339,557	335,951
All Other	81,855	74,870
Less Intersegment Sales	(30,414)	(24,806)
Total Net Sales	$885,647	$842,404

EBIT
Coatings	$73,872	$50,825
Paints	23,365	19,513
All Other	(6,000)	(7,514)
Total EBIT	$91,237	$62,824
Interest Expense	$15,789	$15,559
Income before Income Taxes	$75,448	$47,265

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of January 27, 2012.

At January 27, 2012, we had $10,010 notional amount of foreign currency contracts that mature during fiscal year 2012. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Realized gains and losses were recognized in other expense (income) when they occurred. At January 28, 2011, we had $9,256 notional amount of foreign currency contracts maturing in fiscal year 2011. There was no ineffectiveness for these hedges during the quarters ended January 27, 2012 or January 28, 2011.

During the first quarter of 2012, we settled $200,000 notional amount of treasury locks as a result of issuing $400,000 of Senior Notes on January 13, 2012, yielding a pretax loss of $27,875. This loss is reflected, net of tax, in accumulated other comprehensive income (loss) in our Condensed Consolidated Balance Sheets as of January 27, 2012. The unamortized loss will be reclassified ratably to our Condensed Consolidated Statements of Operations as an increase to interest expense over the term of the related debt. The unamortized loss will be partially offset by previously settled contracts with unamortized net gains. There was no material ineffectiveness of these hedges for the quarters ended January 27, 2012 and January 28, 2011.

At January 27, 2012, we had no interest rate derivative contracts. We had $50,000 notional amount of interest rate derivative contracts in place as of January 28, 2011. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. Prior to maturity, the interest rate derivative contracts were reflected at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses were recorded in accumulated other comprehensive income (loss). Amounts to be received or paid under the contracts were recognized as interest expense over the life of the contracts. There was no ineffectiveness for these derivatives during the quarter January 28, 2011.

Table of Contents - 9 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at January 27, 2012	Fair Value at October 28, 2011	Fair Value at January 28, 2011
	Level 2[1]	Level 2[1]	Level 2[1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$157	$3	$—
Total Assets	$157	$3	$—
Liabilities
Accrued liabilities other:
Foreign currency contracts	$—	$—	$251
Treasury lock contracts	—	20,005	—
Interest rate derivative contracts	—	—	47
Total Liabilities	$—	$20,005	$298

[1]	See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements.

Derivative gains (losses) recognized in AOCI 2 and on the Condensed Consolidated Statements of Operations for the quarter ended January 27, 2012 and January 28, 2011, respectively, are as follows:

Quarter Ended January 27, 2012	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$154	Other income / (expense), net	$182
Treasury lock contracts	(8,028)	Interest expense	157
Total derivatives designated as cash flow hedges	$(7,874)		$339

Quarter Ended January 28, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$115	Other income / (expense), net	$(74)
Treasury lock contracts	(391)	Interest expense	391
Interest rate derivative contracts	338	Interest expense	(341)
Total derivatives designated as cash flow hedges	$62		$(24)

[2]	Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

NOTE 9: DEBT AND MONEY MARKET SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities, and the carrying values approximate the fair values as the maturities are less than three months for any commercial paper outstanding.

	January 27, 2012
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$1,200,000	$1,328,165
Non-publicly traded debt	75,523	74,579
Total Debt	$1,275,523	$1,402,744

Table of Contents - 10 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	October 28, 2011
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$888,251
Non-publicly traded debt	257,124	255,807
Total Debt	$1,057,124	$1,144,058

	January 28, 2011
	Balance Sheet (carrying value)	Fair Market Value
Publicly traded debt	$800,000	$897,968
Non-publicly traded debt	316,339	314,715
Total Debt	$1,116,339	$1,212,683

We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

Our non-publicly traded debt consists of the following:

	January 27, 2012	October 28, 2011	January 28, 2011
Commercial paper	$—	$153,955	$159,961
Credit facility borrowings	54,008	74,827	137,293
Industrial development bonds	12,502	12,502	12,502
Uncommitted borrowings	9,013	15,840	6,583
Total Non-publicly Traded Debt	$75,523	$257,124	$316,339

On January 13, 2012, we issued $400,000 of unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The net proceeds were $396,816. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used a portion of the net proceeds to pay down our commercial paper borrowings in the first quarter of 2012 and intend to use the remaining funds to retire our $200,000 of 5.625% Senior Notes that mature on May 1, 2012.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 27, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

We invest in short-term securities, including money market funds, with high-credit quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our short-term securities are $145,441, $38,005 and $13,959 as of January 27, 2012, October 28, 2011 and January 28, 2011, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets are classified as Level 1 inputs under the fair value hierarchy. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements.

Restricted cash represents cash that is restricted from withdrawal. As of January 27, 2012, October 28, 2011 and January 28, 2011, we had restricted cash of $20,108, $20,378 and $12,679, respectively. The restricted cash primarily serves as collateral for our liability insurance programs.

NOTE 10: GUARANTEES AND CONTRACTUAL OBLIGATIONS

We are required to disclose information about certain guarantees and contractual obligations in our periodic financial statements.

Table of Contents - 11 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

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

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

	Three Months Ended
	January 27, 2012	January 28, 2011
Beginning balance, October	$73,679	$74,907
Additional net deferred revenue/accrual made during the period	7,839	3,981
Payments made during the period	(2,104)	(2,220)
Ending Balance	$79,414	$76,668

NOTE 11: STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $2,462 ($1,615 after tax) for the three-month period ended January 27, 2012, compared to $1,988 ($1,283 after tax) for the three-month period ended January 28, 2011.

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended
	January 27, 2012	January 28, 2011
Service cost	$1,052	$1,106
Interest cost	3,525	3,648
Expected return on plan assets	(4,843)	(4,384)
Amortization of prior service cost	109	99
Recognized actuarial (gain)/loss	1,716	1,510
Net Periodic Benefit Cost	$1,559	$1,979

Table of Contents - 12 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended
	January 27, 2012	January 28, 2011
Service cost	$31	$47
Interest cost	112	128
Amortization of prior service cost	(32)	(32)
Recognized actuarial loss	118	76
Net Periodic Benefit Cost	$229	$219

NOTE 13: INCOME TAXES

At October 28, 2011, we had a $12,948 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $12,203 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 28, 2011, we had accrued approximately $4,620 of interest and penalties relating to unrecognized tax benefits.

During the first quarter of fiscal year 2012, we recorded a $3,600 benefit to income tax expense related to an increase in the tax basis of assets for a foreign subsidiary. In the same period of fiscal year 2011, we recorded a $1,250 benefit to income tax expense for the retroactive extension of the U.S. federal research and development tax credit.

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

NOTE 14: RESTRUCTURING

During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. These restructuring activities resulted in pre-tax charges of $5,097 or $0.04 per share after tax in the first quarter of fiscal year 2012. There were no restructuring charges for these actions in the first quarter of fiscal year 2011.We expect the total cost of these activities, which began in fiscal year 2011 and are anticipated to be completed in 2012, to be $0.30 to $0.35 per share after tax. The restructuring charges for the full year 2011 were $0.24 per share after tax.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities which were completed in fiscal year 2011. These restructuring initiatives included plant closures, reductions to research and development and selling, general and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $0 and $1,396 in the three months ended January 27, 2012 and January 28, 2011, respectively.

Our total restructuring activities for the three months ended January 27, 2012 resulted in pre-tax charges of $5,097 or $0.04 per share after tax, compared to $1,396 for the three months ended January 28, 2011.

The total resulting expenses included severance and employee benefits, asset impairments, professional services and site clean-up.

Table of Contents - 13 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following restructuring charges by segment were recorded in the first quarter of 2012 and 2011:

Three-Month Period Ending January 27, 2012	Liability Beginning Balance 10/28/2011	Expense	Activity	Liability Ending Balance 1/27/2012
Coatings
Severance and employee benefits	$3,884	$136	$(1,455)	$2,565
Asset impairments	—	89	(89)	—
Exit costs (consulting/site clean-up)	2,802	164	(393)	2,573
Total Coatings	6,686	389	(1,937)	5,138
Paints
Severance and employee benefits	2,915	2,082	(1,478)	3,519
Asset impairments	—	1,265	(1,265)	—
Exit costs (consulting/site clean-up)	408	679	(809)	278
Total Paints	3,323	4,026	(3,552)	3,797
All Other
Severance and employee benefits	437	682	(331)	788
Total All Other	437	682	(331)	788
Total	$10,446	$5,097	$(5,820)	$9,723

Three-Month Period Ending January 28, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 1/28/2011
Coatings
Severance and employee benefits	$1,139	$2	$(502)	$639
Exit costs (consulting/site clean-up)	2,034	427	(821)	1,640
Contract term costs (leases)	—	567	(567)	—
Total Coatings	3,173	996	(1,890)	2,279
Paints
Severance and employee benefits	19	—	—	19
Exit costs (consulting/site clean-up)	2,763	400	(508)	2,655
Total Paints	2,782	400	(508)	2,674
Total	$5,955	$1,396	$(2,398)	$4,953

The ending liability balance at January 27, 2012 and at January 28, 2011 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations. For the three-month period ended January 27, 2012, $2,954 was charged to cost of sales and $2,143 was charged to selling, general and administrative expenses. For the three-month period ended January 28, 2011, $1,396 was charged to cost of sales.

Table of Contents - 14 -

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 15: NET INCOME PER COMMON SHARE

The following table presents the net income per common share calculations for the three months ended January 27, 2012 and January 28, 2011:

	Three Months Ended
	January 27, 2012	January 28, 2011
Basic
Net income	$55,782	$33,427
Weighted-average common shares outstanding - basic	92,861,129	96,859,667
Net income per common share - basic	$0.60	$0.35

Diluted
Net income	$55,782	$33,427

Weighted-average common shares outstanding - basic	92,861,129	96,859,667
Dilutive effect of stock options and unvested restricted stock	2,624,225	2,740,747
Equivalent average common shares outstanding - diluted	95,485,354	99,600,414
Net income per common share - diluted	$0.58	$0.34

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 326,044 and 365,563 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended January 27, 2012 and January 28, 2011, respectively, as inclusion of these shares would have been antidilutive.

NOTE 16: RECENTLY ISSUED ACCOUNTING STANDARDS

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

Table of Contents - 15 -

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: Net sales growth for the first quarter of 2012 was primarily driven by our selling price increases across all product lines and our Isocoat acquisition. During the quarter, we continued to experience weak demand in our core markets, which was partially offset by new business gains in our Coatings segment. Gross profit as a percent of net sales increased due to pricing, benefits from previously completed restructuring actions and productivity improvements, which more than offset higher raw material costs. Operating expenses as a percent of net sales decreased slightly. Net income increased by 67% due to better operating performance and a lower tax rate.

In the first quarter of 2012, we continued to experience raw material cost increases compared to the same period in the prior year. While sequential raw material cost increases stabilized temporarily in the first quarter, for the remainder of fiscal year 2012, we expect raw material costs to increase both sequentially and compared to the prior year. The ability to maintain our current gross margins will depend on the continued implementation of selling price increases. Historically, there has been a lag between rising raw material costs and the implementation and financial impact of our pricing actions.

We continually evaluate our cost structure in the normal course of our business. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. We anticipate these activities to be completed in 2012 and expect the total cost to be $0.30 to $0.35 per share after tax. The restructuring activities in the first quarter resulted in pre-tax charges of $5,097 or $0.04 per share after tax.

In January 2012, we strengthened our balance sheet by issuing $400,000 of Senior Notes due January 15, 2022 with a coupon rate of 4.20%. We used a portion of the proceeds to pay down commercial paper. The remaining funds will be used to retire our $200,000 of 5.625% Senior Notes that mature on May 1, 2012.

Earnings Per Share: Net income per common share - diluted was $0.58 and $0.34 for the three-month periods ended January 27, 2012 and January 28, 2011, respectively. The table below presents adjusted net income per common share – diluted, which excludes in the respective periods: (i) restructuring charges and (ii) acquisition-related charges.

	Three Months Ended
	January 27, 2012	January 28, 2011
Net income per common share - diluted	$0.58	$0.34
Restructuring charges	0.04	—
Acquisition-related charges	—	0.05
Adjusted net income per common share - diluted	$0.62	$0.39

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. We disclose this measure because we believe it may assist investors in comparing our results of operations without regard to restructuring and/or acquisition-related charges. The acquisition-related charges are primarily related to the step-up of Wattyl inventory to fair value. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance. We believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses and non-cash charges, which may not be indicative of our core operating results. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Critical Accounting Policies: In the first quarter of fiscal year 2012, there were no material changes in our critical accounting policies.

Table of Contents - 16 -

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operations:

Net Sales	Three Months Ended
	January 27, 2012	January 28, 2011	% Change
Coatings	$494,649	$456,389	8.4%
Paints	339,557	335,951	1.1%
All Other	51,441	50,064	2.8%
Consolidated Net Sales	$885,647	$842,404	5.1%

•	Consolidated Net Sales – Adjusting for the positive impact of 1.3% from acquisitions and 0.2% from foreign currency, sales for the first quarter of 2012 increased 3.6%. The increase in sales was primarily due to selling price increases in all product lines and new business in our Coatings segment, which more than offset core market volume declines.
•	Coatings Segment Net Sales – Adjusting for the positive impact of 2.4% from acquisitions, and a negative impact of 0.6% from foreign currency, sales for the first quarter of 2012 increased 6.6%. The increase in sales was primarily due to selling price increases in all product lines and new business in our general industrial and coil product lines, which more than offset core market volume declines.
•	Paints Segment Net Sales – Adjusting for the positive impact of 1.3% from foreign currency, sales for the first quarter of 2012 decreased 0.2%. The slight decrease in sales reflects weak market conditions in the U.S. and Australia, slowing growth in China and loss of a major retail customer in Australia, which offset the impact of our selling price increases.
•	All Other Net Sales – The All Other category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Sales for the first quarter of 2012 period increased 2.8% with an immaterial unfavorable foreign currency impact. The higher sales were primarily due to selling price increases.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
	January 27, 2012	January 28, 2011
Consolidated Gross Profit	$293,316	$258,913
As a percent of Net Sales	33.1%	30.7%

•	Gross Profit – Gross profit as a percent of net sales increased compared to the prior year due to selling price increases, the benefit from previously completed restructuring actions, acquisition-related charges of $6,507 recognized in 2011 and improved productivity. These improvements were partially offset by higher raw material costs and higher restructuring charges incurred in 2012. Restructuring charges of $2,954 or 0.3% of net sales and $1,396 or 0.2% of net sales were included in the first quarter of 2012 and 2011, respectively. There were no acquisition-related charges included in gross profit in the first quarter of 2012.

Operating Expenses [1]	Three Months Ended
	January 27, 2012	January 28, 2011
Consolidated Operating Expenses	$202,601	$195,525
As a percent of Net Sales	22.9%	23.2%

1 Includes research and development and selling, general and administrative costs. For breakout see Condensed Consolidated Statements of Operations.

•	Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 3.6% or $7,076 compared to the first quarter of last year. Restructuring charges of $2,143 or 0.2% of net sales were included in the first quarter of 2012. There were no restructuring charges included in operating expenses in the first quarter of 2011.

Table of Contents - 17 -

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•	Consolidated Operating Expenses (percent of net sales) – Operating expense as a percent of consolidated net sales decreased 0.3 percentage points compared to the first quarter last year. The decrease was primarily driven by operating leverage on higher sales.

EBIT [1]	Three Months Ended
	January 27, 2012		January 28, 2011
Coatings	$73,872		$50,825
As a percent of Net Sales	14.9%		11.1%

Paints	$23,365		$19,513
As a percent of Net Sales	6.9%		5.8%

All Other	$(6,000)		$(7,514)
As a percent of Net Sales	(11.7	) %	(15.0)%

Consolidated EBIT	$91,237		$62,824
As a percent of Net Sales	10.3%		7.5%

1 We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•	Consolidated EBIT – EBIT for the first quarter of 2012 increased $28,413 or 45.2% from the prior year. Restructuring charges of $5,097 or 0.6% of net sales and $1,396 or 0.2% of net sales were included in the 2012 and 2011 periods, respectively. The 2011 period included acquisition-related charges of $6,507 or 0.8% of net sales. There were no acquisition-related charges in the first quarter of 2012. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.
•	Coatings Segment EBIT – EBIT as a percent of net sales increased primarily due to our selling price increases, the impact of our previously completed restructuring actions and productivity improvements, which offset higher raw material costs. EBIT included restructuring charges of $389 or 0.1% of net sales and $996 or 0.2% of net sales in the 2012 and 2011 periods, respectively.
•	Paints Segment EBIT – EBIT as a percent of net sales increased primarily due to selling price increases and acquisition-related charges of $6,507 or 1.9% of net sales recognized in the first quarter of 2011, partially offset by higher raw material costs and restructuring charges. EBIT included restructuring charges of $4,026 or 1.2% of net sales and $400 or 0.1% of net sales in the 2012 and 2011 periods.
•	All Other EBIT – All Other EBIT includes corporate expenses. EBIT as a percent of net sales improved primarily due to better performance in our Other product lines. EBIT included restructuring charges of $682 or 1.3% of net sales in the 2012 period. There were no restructuring charges in the 2011 period.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 27, 2012	January 28, 2011
Consolidated Interest Expense	$15,789	$15,559

•	Interest Expense – The first quarter reflects the issuance of $400,000 in Senior Notes on January 13, 2012. We used a portion of the proceeds to pay down commercial paper.

Table of Contents - 18 -

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Effective Tax Rate	Three Months Ended
	January 27, 2012	January 28, 2011
Effective Tax Rate	26.1%	29.3%

•	Effective Tax Rate – The lower first quarter 2012 effective tax rate is due to a favorable geographical mix of earnings and a one-time tax benefit. This one-time benefit was anticipated in our full-year effective tax rate guidance of 30% to 31%.

Net Income	Three Months Ended
	January 27, 2012	January 28, 2011	% Change
Consolidated Net Income	$55,782	$33,427	66.9%

Financial Condition: The Company’s financial condition, cash flow and liquidity remained strong in the first quarter of 2012. Cash used in operations was $24,484, compared to $40,270 for the first quarter of 2012 and 2011, respectively. The improvement in cash flow in 2012 was primarily driven by higher earnings and lower working capital requirements, offset by settlement of outstanding derivative contracts.

During the first quarter of 2012, we used our borrowing capacity to fund $49,012 in share repurchases, $14,487 in capital expenditures and our seasonal working capital needs. We used cash on hand and $11,608 in proceeds from the sale of treasury stock to fund $18,645 in dividend payments. We anticipate capital spending in 2012 to be approximately $90,000.

See Note 9 in Notes to the Condensed Financial Statements for further discussion on our restricted cash associated with cash collateralization of certain letters of credit.

The ratio of total debt to capital was 51.2% at January 27, 2012, compared to 46.6% at October 28, 2011 and 41.6% at January 28, 2011. In the first quarter of 2012, we issued $400,000 in unsecured Senior Notes on January 13, 2012 that mature on January 15, 2022 with a coupon rate of 4.20%. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used a portion of the proceeds to pay down commercial paper, and the remaining funds will be used to retire our $200,000 of 5.625% Senior Notes that mature on May 1, 2012. Our debt classified as current was $208,760 at January 27, 2012 compared to $377,319 and $166,544 at October 28, 2011 and January 28, 2011, respectively. The decline in current debt from October 28, 2011 was primarily due to repayment of commercial paper borrowings with proceeds from our issuance of Senior Notes. We ended our 2012 first quarter with $893,585 of reserve liquidity that includes $587,873 of available committed credit facilities and $305,712 of cash. We will use $200,000 of cash to retire the Senior Notes due May 1, 2012.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 27, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current and projected financing and liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of January 27, 2012.

Table of Contents - 19 -

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

Table of Contents - 20 -

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

We are also subject to interest rate risk. At January 27, 2012, approximately 5.9% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 27, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 28, 2011.

ITEM 1A: RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 28, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable

(c)  We made the following repurchases of equity securities during the quarter ended January 27, 2012:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs [1]
10/29/11 – 11/25/11
Repurchase program	—	$—	—	8,250,000
Other transactions [2]	63,663	35.20	—	—
11/26/11 – 12/23/11
Repurchase program	410,000	36.23	410,000	7,840,000
Other transactions [2]	94	36.24	—	—
12/24/11 – 1/27/12
Repurchase program	840,000	40.62	840,000	7,000,000
Other transactions [2]	7,460	40.28	—	—

[1]	On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of January 27, 2012, we repurchased 8,000,000 shares under this authorization.

[2]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

Table of Contents - 21 -

ITEM 6: EXHIBITS

Exhibits
4.1	Fourth Supplemental Indenture, dated as of January 13, 2012, to indenture dated as of April 24, 2002, between the Registrant and U.S. Bank, National Association, relating to the Registrant’s 4.200% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 17, 2012)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 7, 2012	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: March 7, 2012	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and Chief Financial Officer