Form 10-Q
period 2012-04-27
VALSPAR CORP
filed 2012-06-06
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2012

or

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

As of May 29, 2012, The Valspar Corporation had 91,214,980 shares of common stock outstanding, excluding 27,227,644 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

ASSETS	April 27, 2012	October 28, 2011	April 29, 2011
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$208,491	$178,167	$120,051
Restricted cash	21,309	20,378	16,977
Accounts and notes receivable less allowance (4/27/12 - $17,807; 10/28/11 - $14,977; 4/29/11 - $13,839)	738,706	664,855	708,495
Inventories	391,562	336,750	431,237
Deferred income taxes	49,303	50,685	49,850
Prepaid expenses and other	86,812	74,302	79,391
TOTAL CURRENT ASSETS	1,496,183	1,325,137	1,406,001

GOODWILL	1,064,189	1,058,006	1,385,406
INTANGIBLES, NET	555,654	553,286	654,774
OTHER ASSETS	20,382	13,560	14,967
LONG-TERM DEFERRED INCOME TAXES	1,936	1,909	4,902

Gross property, plant and equipment	1,391,052	1,352,282	1,374,828
Less accumulated depreciation	(850,126)	(804,029)	(800,976)
NET PROPERTY, PLANT AND EQUIPMENT	540,926	548,253	573,852

TOTAL ASSETS	$3,679,270	$3,500,151	$4,039,902

NOTE: The Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 27, 2012	October 28, 2011	April 29, 2011
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$9,138	$169,516	$354,467
Current portion of long-term debt	200,000	207,803	—
Trade accounts payable	471,471	463,580	473,794
Income taxes	27,433	17,684	35,579
Other accrued liabilities	347,156	401,350	319,371
TOTAL CURRENT LIABILITIES	1,055,198	1,259,933	1,183,211

LONG-TERM DEBT, NET OF CURRENT PORTION	1,061,875	679,805	903,031
DEFERRED INCOME TAXES	210,352	214,920	263,503
OTHER LONG-TERM LIABILITIES	139,893	132,943	155,316
TOTAL LIABILITIES	2,467,318	2,287,601	2,505,061

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	398,664	397,793	383,675
Retained earnings	1,316,997	1,221,750	1,483,767
Accumulated other comprehensive income (loss)	84,941	62,779	128,319
Less cost of common stock in treasury (4/27/12 – 26,892,031 shares; 10/28/11 - 24,888,494 shares; 4/29/11 - 24,822,271 shares)	(647,870)	(528,992)	(520,140)
TOTAL STOCKHOLDERS’ EQUITY	1,211,952	1,212,550	1,534,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,679,270	$3,500,151	$4,039,902

NOTE: The Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Net sales	$1,032,572	$992,729	$1,918,219	$1,835,133
Cost of sales	677,132	677,219	1,269,463	1,260,710
Gross profit	355,440	315,510	648,756	574,423
Research and development	29,442	30,059	56,335	57,883
Selling, general and administrative	195,330	185,935	371,038	353,636
Operating expenses	224,772	215,994	427,373	411,519
Income from operations	130,668	99,516	221,383	162,904
Interest expense	19,288	15,486	35,077	31,045
Other (income)/expense – net	366	(17)	(156)	547
Income before income taxes	111,014	84,047	186,462	131,312
Income taxes	34,474	27,739	54,140	41,577
Net income	$76,540	$56,308	$132,322	$89,735

Net income per common share – basic	$0.83	$0.60	$1.43	$0.94
Net income per common share – diluted	$0.80	$0.58	$1.39	$0.91

Average number of common shares outstanding
- basic	92,068,366	94,432,627	92,464,748	95,646,147
- diluted	95,094,369	97,497,045	95,342,549	98,570,609

Dividends paid per common share	$0.20	$0.18	$0.40	$0.36

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	April 27, 2012	April 29, 2011
OPERATING ACTIVITIES:
Net income	$132,322	$89,735
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	42,917	41,457
Amortization	3,306	3,723
Stock-based compensation	5,710	3,789
(Gain)/loss on asset divestitures	496	(847)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(67,109)	(63,596)
(Increase)/decrease in inventories and other assets	(63,790)	(59,890)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(32,861)	(69,775)
Increase/(decrease) in income taxes payable	831	(1,956)
Increase/(decrease) in other deferred liabilities	9,815	831
Settlement of treasury lock contracts	(27,875)	—
Other	(1,875)	(2,346)
Net Cash (Used In)/Provided By Operating Activities	1,887	(58,875)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,085)	(27,405)
Cash proceeds on disposal of assets	2,987	3,379
Acquisition of businesses, net of cash acquired	—	(30,579)
(Increase)/decrease in restricted cash	(931)	(189)
Net Cash (Used In)/Provided By Investing Activities	(28,029)	(54,794)

FINANCING ACTIVITIES:
Net proceeds from issuance of debt	396,816	—
Net change in other borrowings	(36,376)	(51,140)
Net proceeds (repayments) of commercial paper	(153,955)	344,903
Proceeds from sale of treasury stock	26,180	27,722
Treasury stock purchases	(145,322)	(218,643)
Excess tax benefit from stock-based compensation	7,605	5,428
Dividends paid	(37,075)	(34,483)
Purchase of equity award shares	(7,614)	(11,454)
Net Cash (Used In)/Provided By Financing Activities	50,259	62,333

Increase/(Decrease) in Cash and Cash Equivalents	24,117	(51,336)
Effect of exchange rate changes on Cash and Cash Equivalents	6,207	3,766

Cash and Cash Equivalents at Beginning of Period	178,167	167,621
Cash and Cash Equivalents at End of Period	$208,491	$120,051

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 27, 2012 are not necessarily indicative of the results that may be expected for the year ending October 26, 2012.

Subsequent to April 27, 2012, we retired our $200,000 of 5.625% Senior Notes that matured on May 1, 2012. See Note 9 for more information. There were no other subsequent events that require recognition or disclosure.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $33,640 at April 27, 2012, $42,502 at October 28, 2011 and $34,483 at April 29, 2011, of issued checks that had not cleared our bank accounts.

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

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited (ASX:WYL) for approximately AUD 142,000 and assumed Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl’s fiscal year 2010 net sales were approximately AUD 386,500. Wattyl distributes leading paint brands through company-owned stores, independent dealers, hardware chains and home centers. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010. The purchase price allocation was completed in the first quarter of fiscal year 2011. Accordingly, the net assets and operating results are included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	April 27, 2012	October 28, 2011	April 29, 2011
Manufactured products	$232,056	$189,754	$265,892
Raw materials, supplies and work-in-progress	159,506	146,996	165,345
Total Inventories	$391,562	$336,750	$431,237

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three and six-month periods ended April 27, 2012 and April 29, 2011, comprehensive income (loss), a component of Stockholders’ Equity, was as follows:

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Net income	$76,540	$56,308	$132,322	$89,735
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	24,894	25,918	27,099	41,229
Net gain (loss) on financial instruments	(153)	(1,079)	(4,937)	(997)
Total Comprehensive Income (Loss)	$101,281	$81,147	$154,484	$129,967

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	April 27, 2012	October 28, 2011	April 29, 2011
Foreign currency translation	$179,890	$152,791	$201,195
Pension and postretirement benefits, net	(84,432)	(84,432)	(79,100)
Unrealized gain (loss) on financial instruments	(10,517)	(5,580)	6,224
Accumulated Other Comprehensive Income (Loss)	$84,941	$62,779	$128,319

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of April 27, 2012 increased from the end of fiscal year 2011 by $6,183 to $1,064,189. The increase is due to foreign currency translation.

Total intangible asset amortization expense for the six months ended April 27, 2012 was $3,306, compared to $3,723 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 27, 2012 is expected to be approximately $7,000 annually.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative second quarter and year-to-date results on this basis are as follows:

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Net Sales
Coatings	$540,825	$509,136	$1,035,474	$965,525
Paints	426,311	418,380	765,868	754,331
All Other	102,081	93,508	183,936	168,378
Less Intersegment Sales	(36,645)	(28,295)	(67,059)	(53,101)
Total Net Sales	$1,032,572	$992,729	$1,918,219	$1,835,133

EBIT
Coatings	$89,124	$59,913	$162,996	$110,738
Paints	49,322	38,964	72,687	58,477
All Other	(8,144)	656	(14,144)	(6,858)
Total EBIT	$130,302	$99,533	$221,539	$162,357
Interest Expense	$19,288	$15,486	$35,077	$31,045
Income Before Income Taxes	$111,014	$84,047	$186,462	$131,312

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of April 27, 2012.

At April 27, 2012, we had $6,583 notional amount of foreign currency contracts that mature during fiscal year 2012. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Realized gains and losses were recognized in other expense (income) when they occurred. At April 29, 2011, we had $6,454 and $3,005 notional amount of foreign currency contracts that matured in fiscal year 2011 and 2012, respectively. There was no material ineffectiveness related to these hedges during the quarter or year-to-date periods ended April 27, 2012 or April 29, 2011.

At April 27, 2012, we had no treasury lock contracts in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income in the first quarter of fiscal year 2012. The accumulated other comprehensive income amount in our Condensed Consolidated Balance Sheets as of April 27, 2012 represents the unamortized gains and losses, net of tax, from our settled contracts. Unamortized gains and losses are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. At April 29, 2011, we had $100,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt issuances. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. The accumulated other comprehensive income amount in our Condensed Consolidated Balance Sheet as of April 29, 2011 represents the unrealized gains and losses, net of tax, from our current contracts and unamortized net gains, net of tax, from our settled contracts. There was no material ineffectiveness related to these hedges for the 2012 and 2011 fiscal periods.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

At April 27, 2012, we had no interest rate derivative contracts. We had $50,000 notional amount of interest rate derivative contracts that matured in the second quarter of 2011. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. Prior to maturity, the interest rate derivative contracts were reflected at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses were recorded in accumulated other comprehensive income (loss). Amounts to be received or paid under the contracts were recognized as interest expense over the life of the contracts. There was no ineffectiveness related to these derivatives during the quarter or year-to-date periods ended April 29, 2011.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at April 27, 2012	Fair Value at October 28, 2011	Fair Value at April 29, 2011
	Level 2[1]	Level 2[1]	Level 2[1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$3	$—
Total Assets	$—	$3	$—
Liabilities
Accrued liabilities other:
Foreign currency contracts	$182	$—	$634
Treasury lock contracts	—	20,005	788
Total Liabilities	$182	$20,005	$1,422

[1]

The fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our derivative financial instruments are categorized as Level 2 assets or liabilities as they have observable inputs, other than those included in Level 1, based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets. The fair market value was estimated using market data for the components of the derivatives financial instruments. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements. There were no transfers of derivative financial instruments between Level 1 and Level 2 of the fair value hierarchy as of April 27, 2012, October 28, 2011 or April 29, 2011.

Derivative gains (losses) recognized in AOCI2 and on the Condensed Consolidated Statements of Operations for the three and six-month periods ended April 27, 2012 and April 29, 2011, respectively, are as follows:

Three Months Ended April 27, 2012	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(340)	Other income / (expense), net	$170
Treasury lock contracts	303	Interest expense	(302)
Total derivatives designated as cash flow hedges	$(37)		$(132)

Three Months Ended April 29, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(383)	Other income / (expense), net	$(160)
Treasury lock contracts	(1,179)	Interest expense	391
Interest rate derivative contracts	47	Interest expense	(47)
Total derivatives designated as cash flow hedges	$(1,515)		$184

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Six Months Ended April 27, 2012	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(186)	Other income / (expense), net	$352
Treasury lock contracts	(7,725)	Interest expense	(145)
Total derivatives designated as cash flow hedges	$(7,911)		$207

Six Months Ended April 29, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(269)	Other income / (expense), net	$(234)
Treasury lock contracts	(1,570)	Interest expense	782
Interest rate derivative contracts	385	Interest expense	(388)
Total derivatives designated as cash flow hedges	$(1,454)		$160

[2]

Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

NOTE 9: DEBT AND MONEY MARKET SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. Our publicly traded debt is classified as Level 1 securities within the fair value hierarchy as it has observable inputs based on quoted prices (unadjusted) in active markets for identical liabilities. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. The carrying values approximate the fair values for our outstanding commercial paper as the maturities are less than three months. Our non-publicly traded debt is classified as Level 2 securities within the fair value hierarchy as it has observable inputs, other than those included in Level 1, based on quoted prices for similar liabilities in active markets, or quoted prices for identical liabilities in inactive markets. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements. We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

	April 27, 2012
	Balance Sheet (Carrying value)	Fair Market Value
Publicly traded debt	$1,200,000	$1,332,850
Non-publicly traded debt	71,013	70,229
Total Debt	$1,271,013	$1,403,079

	October 28, 2011
	Balance Sheet (Carrying value)	Fair Market Value
Publicly traded debt	$800,000	$888,251
Non-publicly traded debt	257,124	255,807
Total Debt	$1,057,124	$1,144,058

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

	April 29, 2011
	Balance Sheet (Carrying value)	Fair Market Value
Publicly traded debt	$800,000	$898,503
Non-publicly traded debt	457,498	456,005
Total Debt	$1,257,498	$1,354,508

Our non-publicly traded debt consists of the following:

	April 27, 2012	October 28, 2011	April 29, 2011
Commercial paper	$—	$153,955	$344,903
Credit facility borrowings	49,145	74,827	89,851
Industrial development bonds	12,502	12,502	12,502
Uncommitted borrowings	9,366	15,840	10,242
Total Non-publicly Traded Debt	$71,013	$257,124	$457,498

In the first quarter of 2012, we issued $400,000 of unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The net proceeds were $396,816. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds for general corporate purposes, including paying down our commercial paper borrowings and subsequent to the end of our second quarter, retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 27, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

We invest in short-term securities, including money market funds, with high-credit quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our short-term securities are $109,995, $34,114 and $16,751 as of April 27, 2012, October 28, 2011 and April 29, 2011, respectively. The money market funds are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets are classified as Level 1 inputs under the fair value hierarchy as the fair value is determined using observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements. There were no transfers of money market funds between Level 1 and Level 2 of the fair value hierarchy as of April 27, 2012, October 28, 2011 or April 29, 2011.

Restricted cash represents cash that is restricted from withdrawal. As of April 27, 2012, October 28, 2011 and April 29, 2011, we had restricted cash of $21,309, $20,378 and $16,977, respectively. The restricted cash primarily serves as collateral for our liability insurance programs.

NOTE 10: GUARANTEES AND CONTRACTUAL OBLIGATIONS

We are required to disclose information about certain guarantees and contractual obligations in our periodic financial statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
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

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

	Six Months Ended
	April 27, 2012	April 29, 2011
Beginning balance	$73,679	$74,907
Additional net deferred revenue/accrual made during the period	12,728	7,863
Payments made during the period	(5,119)	(6,921)
Ending Balance	$81,288	$75,849

NOTE 11: STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $3,248 ($2,157 after tax) and $5,710 ($3,772 after tax) for the three and six-month periods ended April 27, 2012, respectively, compared to $1,801 ($1,192 after tax) and $3,789 ($2,475 after tax) for the three and six-month periods ended April 29, 2011, respectively.

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Service cost	$1,051	$1,113	$2,103	$2,219
Interest cost	3,526	3,660	7,051	7,308
Expected return on plan assets	(4,849)	(4,397)	(9,692)	(8,781)
Amortization of prior service cost	109	99	218	198
Recognized actuarial (gain)/loss	1,716	1,512	3,432	3,022
Net Periodic Benefit Cost	$1,553	$1,987	$3,112	$3,966

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Service cost	$31	$47	$62	$94
Interest cost	112	128	224	256
Amortization of prior service cost	(32)	(32)	(64)	(64)
Recognized actuarial (gain)/loss	118	76	236	152
Net Periodic Benefit Cost	$229	$219	$458	$438

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

During the first quarter of fiscal year 2012, we recorded a $3,600 benefit to income tax expense related to an increase in the tax basis of assets for a foreign subsidiary. In the same period of fiscal year 2011, we recorded a $1,250 benefit to income tax expense for the retroactive extension of the U.S. federal research and development tax credit. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second quarter of fiscal year 2012 or 2011.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. The IRS is currently auditing our fiscal 2009 and 2010 U.S. federal tax returns. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 14: RESTRUCTURING

During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. These restructuring activities resulted in pre-tax charges of $4,418 or $0.04 per share after tax and $9,515 or $0.07 per share after tax for the three and six-month periods ended April 27, 2012, respectively. Pre-tax restructuring charges for these actions in both the three and six-month periods ended April 29, 2011 were $1,364 or $0.01 per share after tax. We expect the total cost of these activities, which began in fiscal year 2011 and are anticipated to be completed in fiscal year 2012, to be approximately $0.35 per share after tax. The restructuring charges for these initiatives for the full year 2011 were $0.24 per share after tax.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities which were completed in fiscal year 2011. These restructuring initiatives included plant closures, reductions to research and development and selling, general and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $98 and $1,494 in the three and six-month periods ended April 29, 2011, respectively.

Our total restructuring activities for the three and six-month periods ended April 27, 2012 resulted in pre-tax charges of $4,418 or $0.04 per share after tax and $9,515 or $0.07 per share after tax, respectively. In comparison, total restructuring activities for the three and six-month periods ended April 29, 2011 resulted in pre-tax charges of $1,462 or $0.01 per share after tax and $2,858 or $0.02 per share after tax, respectively. The total resulting expenses recognized in fiscal years 2012 and 2011 included severance and employee benefits, asset impairments, professional services and site clean-up.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following restructuring charges by segment were recorded in the 2012 and 2011 periods:

Six Months Ended April 27, 2012	Liability Beginning Balance 10/28/2011	Expense	Activity	Liability Ending Balance 4/27/2012
Coatings
Severance and employee benefits	$3,884	$532	$(2,125)	$2,291
Asset impairments	—	312	(312)	—
Exit costs (consulting/site clean-up)	2,802	191	(1,860)	1,133
Total Coatings	6,686	1,035	(4,297)	3,424
Paints
Severance and employee benefits	2,915	3,066	(2,318)	3,663
Asset impairments	—	2,911	(2,911)	—
Exit costs (consulting/site clean-up)	408	1,821	(691)	1,538
Total Paints	3,323	7,798	(5,920)	5,201
All Other
Severance and employee benefits	437	682	(962)	157
Total All Other	437	682	(962)	157
Total	$10,446	$9,515	$(11,179)	$8,782

Six Months Ended April 29, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 4/29/2011
Coatings
Severance and employee benefits	$1,139	$1,112	$(1,499)	$752
Asset impairments	—	252	(252)	—
Exit costs (consulting/site clean-up)	2,034	1,094	(1,533)	1,595
Total Coatings	3,173	2,458	(3,284)	2,347
Paints
Severance and employee benefits	19	—	(18)	1
Exit costs (consulting/site clean-up)	2,763	400	(1,689)	1,474
Total Paints	2,782	400	(1,707)	1,475
Total	$5,955	$2,858	$(4,991)	$3,822

The ending liability balance at April 27, 2012 and at April 29, 2011 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in our Condensed Consolidated Statements of Operations. For the three-month period ended April 27, 2012, $1,706 was charged to cost of sales and $2,712 was charged to selling, general and administrative (SG&A) expenses. For the six-month period ended April 27, 2012, $4,660 was charged to cost of sales and $4,855 was charged to SG&A expenses. For the three-month period ended April 29, 2011, $529 was charged to cost of sales and $933 was charged to SG&A expenses. For the six-month period ended April 29, 2011, $1,925 was charged to cost of sales and $933 was charged to SG&A expenses.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 27, 2012
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 15: NET INCOME PER COMMON SHARE

The following table presents the net income per common share calculations for the three and six months ended April 27, 2012 and April 29, 2011:

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Basic
Net income	$76,540	$56,308	$132,322	$89,735
Weighted-average common shares outstanding - basic	92,068,366	94,432,627	92,464,748	95,646,147
Net Income per Common Share – Basic	$0.83	$0.60	$1.43	$0.94

Diluted
Net income	$76,540	$56,308	$132,322	$89,735
Weighted-average common shares outstanding – basic	92,068,366	94,432,627	92,464,748	95,646,147
Diluted effect of stock options and unvested restricted stock	3,026,003	3,064,418	2,877,801	2,924,462
Equivalent average common shares outstanding - diluted	95,094,369	97,497,045	95,342,549	98,570,609
Net Income per Common Share - Diluted	$0.80	$0.58	$1.39	$0.91

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 27,897 and 15,717 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 27, 2012, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 21,500 and 279,673 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 29, 2011, respectively.

NOTE 16: RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) amended the guidance on fair value measurement to expand certain disclosure requirements and converge United States Generally Accepted Accounting Principles (GAAP) and International Financial Reporting Standards (IFRS) measurement and reporting requirements. The change was effective for interim and annual periods beginning after December 15, 2011 and was to be applied prospectively. We adopted the new requirements in the second quarter of our 2012 fiscal year. The adoption of this accounting guidance did not have a material effect on our consolidated financial statements.

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The update requires companies to disclose total comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which means the first quarter of our fiscal year 2013, and is to be applied retrospectively. We do not expect the adoption of these updated disclosure requirements to have an effect on our consolidated results of operations, financial condition or liquidity.

In September 2011, the FASB amended the guidance on goodwill impairment testing to allow companies the option of first assessing qualitative factors to determine whether the two-step impairment test is required. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. The change is effective for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, but early adoption is permitted. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: Net sales growth for the second quarter of 2012 was primarily driven by carryover selling price increases across all product lines. During the quarter, we had growth in our China consumer paints product lines and solid new business gains in our Coatings segment, which partially offset volume declines due to the following: (i) our decision to exit a small number of relatively high volume, unprofitable products and customers as part of our restructuring actions initiated in fiscal year 2011; (ii) an inventory reduction by a customer in our North America home improvement channel; and (iii) uneven demand in our global markets. Net income increased by 35.9% due to improved operating performance primarily driven by carryover selling price increases across all product lines, benefits from our previously completed restructuring actions and a lower tax rate. These improvements were partially offset by higher raw material costs, restructuring charges and increased interest expense due to the issuance of $400,000 of Senior Notes in January 2012.

Weighted average common shares outstanding – diluted for the second quarter of 2012 were 95,094,369, down 2,402,676 from the same period in the prior year. During the quarter, we repurchased 2,000,000 shares for $96,310. Year-to-date we have repurchased 3,250,000 shares and have 5,000,000 shares remaining under our current repurchase authorization.

In the second quarter of 2012, we continued to experience raw material cost increases sequentially and compared to the same period in the prior year. We expect the trend of sequentially rising raw material costs to continue; however, the year-over-year increases are expected to ease slightly. We believe the ability to maintain our current gross margins will depend on the continued implementation of selling price increases. Historically, there has been a lag between rising raw material costs and the implementation and financial impact of our pricing actions.

We continually evaluate our cost structure in the normal course of our business. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. We anticipate these activities to be completed in fiscal year 2012 and expect the total cost to be approximately $0.35 per share after tax, which includes $0.24 per share in after tax charges incurred in fiscal year 2011. The restructuring activities in the second quarter and year-to-date periods resulted in pre-tax charges of $4,418 or $0.04 per share after tax and $9,515 or $0.07 per share after tax, respectively.

In January 2012, we strengthened our balance sheet by issuing $400,000 of Senior Notes due January 15, 2022 with a coupon rate of 4.20%. We used the net proceeds for general corporate purposes, including paying down our commercial paper and, subsequent to the end of our second quarter, retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012.

Earnings Per Share: Net income per common share - diluted was $0.80 and $1.39 for the three and six-month periods ended April 27, 2012, respectively, and $0.58 and $0.91 for the three and six-month periods ended April 29, 2011, respectively. The table below presents adjusted net income per common share – diluted, which excludes in the respective periods: (i) restructuring charges and (ii) acquisition-related charges.

	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Net income per common share - diluted	$0.80	$0.58	$1.39	$0.91
Restructuring charges	0.04	0.01	0.07	0.02
Acquisition-related charges	—	0.05	—	0.09
Adjusted net income per common share - diluted	$0.84	$0.64	$1.46	$1.02

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. We disclose this measure because we believe it may assist investors in comparing our results of operations without regard to restructuring and/or acquisition-related charges. The acquisition-related charges are primarily related to the step-up of inventory from our Australian acquisition in the Paints segment to fair value. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance. We believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses and non-cash charges, which may not be indicative of our core operating results. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Critical Accounting Policies: In the second quarter of fiscal year 2012, there were no material changes in our critical accounting policies.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operations:

Net Sales	Three Months Ended			Six Months Ended
	April 27, 2012	April 29, 2011	% Change	April 27, 2012	April 29, 2011	% Change
Coatings	$540,825	$509,136	6.2%	$1,035,474	$965,525	7.2%
Paints	426,311	418,380	1.9%	765,868	754,331	1.5%
All Other	65,436	65,213	0.3%	116,877	115,277	1.4%
Consolidated Net Sales	$1,032,572	$992,729	4.0%	$1,918,219	$1,835,133	4.5%

•

Consolidated Net Sales – Adjusting for the positive impact of 0.6% from acquisitions, sales for the second quarter of 2012 increased 3.4%. Adjusting for the positive impact of 0.9% from acquisitions and 0.1% from foreign currency, year-to-date sales increased 3.5%. The increase in sales was primarily due to carryover selling price increases in all product lines, growth in our China consumer paints product line and new business in our Coatings segment, which more than offset volume declines due to the following: (i) our decision to exit a small number of relatively high volume, unprofitable products and customers as part of our restructuring actions initiated in fiscal year 2011; (ii) an inventory reduction by a customer in our North America home improvement channel; and (iii) uneven demand in our global markets.

•

Coatings Segment Net Sales – Adjusting for the positive impact of 1.1% from acquisitions and a negative impact of 0.9% from foreign currency, sales for the second quarter of 2012 increased 6.0%. Adjusting for the positive impact of 1.7% from acquisitions and a negative impact of 0.7% from foreign currency, year-to-date sales increased 6.2%. The increase in sales for the second quarter and year-to-date periods was primarily due to carryover selling price increases in all product lines and new business in our industrial product lines, which more than offset volume declines. The volume declines are primarily due to the exit of unprofitable products and customers as part of our restructuring actions initiated in fiscal year 2011.

•

Paints Segment Net Sales – Adjusting for the positive impact of 1.2% from foreign currency, sales for the second quarter of 2012 increased 0.7%. Adjusting for the positive impact of 1.2% from foreign currency, year-to-date sales increased 0.3%. The slight increase in second quarter sales reflects growth in our China consumer paints product line, which was partially offset by volume declines in other regions. The volume declines are primarily due to an inventory reduction by a customer in our North America home improvement channel, and soft market conditions and lost business in Australia. The slight increase in year-to-date sales was primarily due to carryover selling price increases and growth in our China consumer paints product line, which was partially offset by volume declines in our other regions. The volume declines reflect weak market conditions and lost business in Australia and the impact of an inventory reduction by a customer in our North America home improvement channel.

•

All Other Net Sales – The All Other category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Adjusting for the negative impact of 0.4% from foreign currency, sales for the second quarter of 2012 increased 0.7%. Adjusting for the negative impact of 0.3% from foreign currency, year-to-date sales increased 1.7%.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Consolidated Gross Profit	$355,440	$315,510	$648,756	$574,423
As a percent of Net Sales	34.4%	31.8%	33.8%	31.3%

•

Gross Profit – Second quarter and year-to-date gross profit as a percentage of net sales increased due to carryover selling price increases, the benefit from previously completed restructuring actions and acquisition-related charges recognized in 2011. These improvements were partially offset by higher raw material costs and higher restructuring charges incurred in 2012. There were no acquisition-related charges included in gross profit in the second quarter and year-to-date periods of 2012. Acquisition-related charges were $4,909 or 0.5% of net sales and $11,416 or 0.6% of net sales in the second quarter and year-to-date periods of 2011, respectively. Restructuring charges of $1,706 and $4,660, or 0.2% of net sales in both periods, were included in the second quarter and year-to-date periods of 2012, respectively. Restructuring charges of $529 and $1,925, or 0.1% of net sales in both periods, were included in the second quarter and year-to-date periods of 2011, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operating Expenses [1]	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Consolidated Operating Expenses	$224,772	$215,994	$427,373	$411,519
As a percent of Net Sales	21.8%	21.8%	22.3%	22.4%

[1]	Includes research and development and selling, general and administrative costs. For breakout see Condensed Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Second quarter and year-to-date consolidated operating expenses increased $8,778 or 4.1% and $15,854 or 3.9% compared to the second quarter and year-to-date periods of last year, respectively, primarily due to timing of incentive compensation accruals. Restructuring charges of $2,712 and $4,855, or 0.3% of net sales in both periods, were included in operating expenses in the second quarter and year-to-date periods of 2012, respectively. Restructuring charges of $933 or 0.1% of net sales were included in operating expenses in the second quarter and year-to-date periods of 2011. There were no acquisition-related charges included in operating expenses in the second quarter and year-to-date periods of 2012. For both the second quarter and year-to-date periods of 2011, acquisition-related charges of $1,859, 0.2% of second quarter net sales and 0.1% of year-to-date net sales, were included in operating expenses.

•

Consolidated Operating Expenses (percent of net sales) – Operating expense as a percent of consolidated net sales was flat compared to the second quarter of last year. Year-to-date operating expense as a percentage of net sales decreased 0.1 percentage points compared to the same period last year.

EBIT [1]	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Coatings	$89,124	$59,913	$162,996	$110,738
As a percent of Net Sales	16.5%	11.8%	15.7%	11.5%

Paints	$49,322	$38,964	$72,687	$58,477
As a percent of Net Sales	11.6%	9.3%	9.5%	7.8%

All Other	$(8,144)	$656	$(14,144)	$(6,858)
As a percent of Net Sales	(12.4)%	1.0%	(12.1)%	(5.9)%

Consolidated EBIT	$130,302	$99,533	$221,539	$162,357
As a percent of Net Sales	12.6%	10.0%	11.5%	8.8%

[1]	We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the second quarter of 2012 increased $30,769 or 30.9% from the prior year. Year-to-date EBIT increased $59,182 or 36.5% from the prior year. Restructuring charges of $4,418 or 0.4% of net sales and $9,515 or 0.5% of net sales were included in second quarter and year-to-date periods of 2012, respectively. Restructuring charges of $1,462 or 0.1% of net sales and $2,858 or 0.2% of net sales were included in second quarter and year-to-date periods of 2011, respectively. There were no acquisition-related charges in the second quarter and year-to-date periods of 2012. The 2011 second quarter and year-to-date periods included acquisition-related charges of $6,768 or 0.7% of net sales and $13,275 or 0.7% of net sales, respectively. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales for the second quarter and year-to-date periods increased primarily due to our carryover selling price increases, benefits from our previously completed restructuring actions and acquisition-related charges recognized in the second quarter of 2011, which more than offset higher raw material costs. EBIT included restructuring charges of $646 and $1,035, or 0.1% of net sales in both periods, in the second quarter and year-to-date periods of 2012, respectively. The 2011 second quarter and year-to-date periods included restructuring charges of $1,462 or 0.3% of net sales and $2,458 or 0.3%, respectively. There were no acquisition-related charges in the second quarter and year-to-date periods of 2012. EBIT included acquisition-related charges of $1,859 or 0.4% of net sales in the second quarter and year-to-date periods of 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Paints Segment EBIT – EBIT as a percent of net sales for the second quarter increased primarily due to benefits from our previously completed restructuring actions, acquisition-related charges recognized in 2011 and productivity improvements, which more than offset higher raw material costs and higher restructuring charges incurred in 2012. EBIT as a percent of net sales year-to-date increased primarily due to carryover selling price increases, benefits from our previously completed restructuring actions, acquisition-related charges recognized in 2011 and productivity improvements, which more than offset higher raw material costs and higher restructuring charges incurred in 2012. EBIT included restructuring charges of $3,772 or 0.9% of net sales and $7,798 or 1.0% of net sales in the second quarter and year-to-date periods of 2012, respectively. There were no restructuring charges in the second quarter of 2011. EBIT included restructuring charges of $400 or 0.1% of net sales in the year-to-date period of 2011. There were no acquisition-related charges in the second quarter and year-to-date periods of 2012. Acquisition-related charges of $4,909 or 1.2% of net sales and $11,416 or 1.5% of net sales were included in EBIT in the second quarter and year-to-date periods of 2011, respectively.

•

All Other EBIT – All Other EBIT includes corporate expenses. Second quarter and year-to-date EBIT as a percent of net sales declined primarily due to timing of incentive compensation accruals. There were no restructuring charges included in EBIT in the second quarter of 2012. EBIT included restructuring charges of $682 or 0.6% of net sales in the year-to-date period of 2012. There were no restructuring charges included in EBIT in the second quarter and year-to-date periods of 2011.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Consolidated Interest Expense	$19,288	$15,486	$35,077	$31,045

•	Interest Expense – The second quarter and year-to-date increase reflects the issuance of $400,000 in Senior Notes in the first quarter of 2012.

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 27, 2012	April 29, 2011	April 27, 2012	April 29, 2011
Effective Tax Rate	31.1%	33.0%	29.0%	31.7%

•

Effective Tax Rate – The lower year-to-date 2012 effective tax rate is due to a favorable geographical mix of earnings and a one-time tax benefit. This one-time benefit was anticipated in our full-year effective tax rate guidance of 30% to 31%.

Net Income	Three Months Ended			Six Months Ended
	April 27, 2012	April 29, 2011	% Change	April 27, 2012	April 29, 2011	% Change
Consolidated Net Income	$76,540	$56,308	35.9%	$132,322	$89,735	47.5%

Financial Condition: The Company’s financial condition, cash flow and liquidity remained strong in the second quarter of 2012. Cash provided by operations was $1,887 for the first six months of 2012 compared to $58,875 used in operations for the same period last year. Cash flow improvement in the first half of fiscal year 2012 was primarily due to higher earnings and lower working capital requirements, partially offset by the settlement of outstanding derivative contracts.

During the first six months of 2012, we used our borrowing capacity and cash provided by operations to fund $145,322 in share repurchases, $30,085 in capital expenditures and our seasonal working capital needs. We used cash on hand and $26,180 in proceeds from the sale of treasury stock to fund $37,075 in dividend payments. We anticipate capital spending in 2012 to be approximately $90,000.

See Note 9 in Notes to the Condensed Consolidated Financial Statements for further discussion on our restricted cash associated with cash collateralization of certain letters of credit.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In the first quarter of 2012, we issued $400,000 in unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds for general corporate purposes, including paying down our commercial paper and, subsequent to the end of our second quarter, retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012. The ratio of total debt to capital was 51.2% at April 27, 2012, compared to 46.6% at October 28, 2011 and 45.0% at April 29, 2011.

Our debt classified as current was $209,138 at April 27, 2012 compared to $377,319 and $354,467 at October 28, 2011 and April 29, 2011, respectively. The decline in current debt from October 28, 2011 was primarily due to repayment of commercial paper borrowings with proceeds from our issuance of Senior Notes. We ended our 2012 second quarter with $602,766 of reserve liquidity that includes $594,275 of available committed credit facilities and $208,491 of cash, and excludes $200,000 related to the retirement of Senior Notes on May 1, 2012.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 27, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of April 27, 2012.

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

We are also subject to interest rate risk. At April 27, 2012, approximately 5.6% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 27, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable
(b) Not applicable
(c) We made the following repurchases of equity securities during the quarter ended April 27, 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
1/28/12 – 2/24/12
Repurchase program	100,000	$46.08	100,000	6,900,000
Other transactions[2]	3,423	43.81	—	—
2/25/12 – 3/23/12
Repurchase program	860,000	47.15	860,000	6,040,000
Other transactions[2]	—	—	—	—
3/24/12 – 4/27/12
Repurchase program	1,040,000	49.13	1,040,000	5,000,000
Other transactions[2]	4,964	48.59	—	—

[1]	On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of April 27, 2012, we repurchased 10,000,000 shares under this authorization.

[2]

Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6: EXHIBITS

Exhibits
10.1	The Valspar Corporation 2009 Omnibus Equity Plan (as amended through February 15, 2012)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 6, 2012	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: June 6, 2012	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and Chief Financial Officer