Form 10-Q
period 2012-07-27
VALSPAR CORP
filed 2012-09-05
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2012

or

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

As of August 27, 2012, The Valspar Corporation had 90,779,615 shares of common stock outstanding, excluding 27,663,009 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended July 27, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	July 27, 2012	October 28, 2011	July 29, 2011
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$181,478	$178,167	$152,509
Restricted cash	19,828	20,378	21,062
Accounts and notes receivable less allowance (7/27/12 - $17,713; 10/28/11 - $14,977; 7/29/11 - $14,678)	745,933	664,855	715,392
Inventories	377,226	336,750	429,733
Deferred income taxes	47,720	50,685	50,548
Prepaid expenses and other	91,609	74,302	78,302
TOTAL CURRENT ASSETS	1,463,794	1,325,137	1,447,546

GOODWILL	1,050,942	1,058,006	1,396,203
INTANGIBLES, NET	547,604	553,286	657,880
OTHER ASSETS	18,876	13,560	13,195
LONG-TERM DEFERRED INCOME TAXES	1,916	1,909	4,988

Gross property, plant and equipment	1,382,893	1,352,282	1,396,403
Less accumulated depreciation	(840,915)	(804,029)	(821,861)
NET PROPERTY, PLANT AND EQUIPMENT	541,978	548,253	574,542

TOTAL ASSETS	$3,625,110	$3,500,151	$4,094,354

NOTE: The Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 27, 2012	October 28, 2011	July 29, 2011
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$115,993	$169,516	$267,995
Current portion of long-term debt	—	207,803	208,594
Trade accounts payable	521,654	463,580	504,401
Income taxes	40,239	17,684	43,205
Other accrued liabilities	349,224	401,350	357,153
TOTAL CURRENT LIABILITIES	1,027,110	1,259,933	1,381,348

LONG-TERM DEBT, NET OF CURRENT PORTION	1,056,955	679,805	688,245
DEFERRED INCOME TAXES	208,299	214,920	265,300
OTHER LONG-TERM LIABILITIES	136,091	132,943	151,245
TOTAL LIABILITIES	2,428,455	2,287,601	2,486,138

STOCKHOLDERS’ EQUITY:
Common Stock (Par Value - $0.50; Authorized - 250,000,000 shares; Shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	399,240	397,793	384,855
Retained earnings	1,385,229	1,221,750	1,534,277
Accumulated other comprehensive income (loss)	48,667	62,779	146,039
Less cost of common stock in treasury (7/27/12 – 27,690,857 shares; 10/28/11 - 24,888,494 shares; 7/29/11 – 24,634,915 shares)	(695,701)	(528,992)	(516,175)
TOTAL STOCKHOLDERS’ EQUITY	1,196,655	1,212,550	1,608,216

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,625,110	$3,500,151	$4,094,354

NOTE: The Balance Sheet at October 28, 2011 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Net sales	$1,078,348	$1,070,482	$2,996,567	$2,905,615
Cost of sales	714,398	746,145	1,983,861	2,006,855
Gross profit	363,950	324,337	1,012,706	898,760
Research and development	29,703	30,049	86,038	87,932
Selling, general and administrative	191,877	183,596	562,915	537,232
Operating expenses	221,580	213,645	648,953	625,164
Income from operations	142,370	110,692	363,753	273,596
Interest expense	16,482	15,801	51,559	46,846
Other (income)/expense – net	(1,056)	552	(1,212)	1,099
Income before income taxes	126,944	94,339	313,406	225,651
Income taxes	40,538	26,952	94,678	68,529
Net income	$86,406	$67,387	$218,728	$157,122

Net income per common share – basic	$0.95	$0.72	$2.38	$1.66
Net income per common share – diluted	$0.92	$0.70	$2.31	$1.61

Average number of common shares outstanding
- basic	90,601,291	93,063,614	91,843,596	94,788,124
- diluted	93,573,205	95,851,211	94,775,436	97,670,507

Dividends paid per common share	$0.20	$0.18	$0.60	$0.54

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	July 27, 2012	July 29, 2011
OPERATING ACTIVITIES:
Net income	$218,728	$157,122
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	63,677	63,856
Amortization	4,939	5,711
Stock-based compensation	7,735	5,288
(Gain)/loss on asset divestitures	1,043	(602)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(85,276)	(60,619)
(Increase)/decrease in inventories and other assets	(60,848)	(48,041)
Increase/(decrease) in trade accounts payable and other accrued liabilities	28,703	(17,802)
Increase/(decrease) in income taxes payable	10,173	5,773
Increase/(decrease) in other deferred liabilities	7,999	3,075
Settlement of treasury lock contracts	(27,875)	—
Other	(2,833)	(8,203)
Net Cash (Used In)/Provided By Operating Activities	166,165	105,558

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(61,358)	(42,378)
Cash proceeds on disposal of assets	3,126	3,470
Acquisition of businesses, net of cash acquired	—	(30,579)
(Increase)/decrease in restricted cash	550	(4,274)
Net Cash (Used In)/Provided By Investing Activities	(57,682)	(73,761)

FINANCING ACTIVITIES:
Net proceeds from issuance of debt	396,816	—
Payment on retirement of debt	(200,000)	—
Net change in other borrowings	(42,375)	(59,719)
Net proceeds (repayments) of commercial paper	(42,975)	255,907
Proceeds from sale of treasury stock	35,246	31,567
Treasury stock purchases	(202,934)	(218,643)
Excess tax benefit from stock-based compensation	10,867	6,032
Dividends paid	(55,249)	(51,360)
Purchase of equity award shares	(7,614)	(11,454)
Net Cash (Used In)/Provided By Financing Activities	(108,218)	(47,670)

Increase/(Decrease) in Cash and Cash Equivalents	265	(15,873)
Effect of exchange rate changes on Cash and Cash Equivalents	3,046	761

Cash and Cash Equivalents at Beginning of Period	178,167	167,621
Cash and Cash Equivalents at End of Period	$181,478	$152,509

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 27, 2012 are not necessarily indicative of the results that may be expected for the year ending October 26, 2012.

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

NOTE 2: ACCOUNTS PAYABLE

Trade accounts payable includes $38,289 at July 27, 2012, $42,502 at October 28, 2011 and $35,343 at July 29, 2011, of issued checks that had not cleared our bank accounts.

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

In September 2010, we acquired all the outstanding shares of Australian paint manufacturer Wattyl Limited for approximately AUD 142,000 and assumed Wattyl’s existing debt. The acquisition was paid for primarily through the use of existing cash and cash equivalents. Wattyl’s fiscal year 2010 net sales were approximately AUD 386,500. Wattyl distributes leading paint brands through company-owned stores, independent dealers, hardware chains and home centers. The acquisition was recorded at fair value in the fourth quarter of fiscal year 2010. The purchase price allocation was completed in the first quarter of fiscal year 2011. Accordingly, the net assets and operating results are included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

NOTE 4: INVENTORIES

The major classes of inventories consist of the following:

	July 27, 2012	October 28, 2011	July 29, 2011
Manufactured products	$218,208	$189,754	$249,958
Raw materials, supplies and work-in-progress	159,018	146,996	179,775
Total Inventories	$377,226	$336,750	$429,733

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 5: COMPREHENSIVE INCOME (LOSS)

For the three and nine-month periods ended July 27, 2012 and July 29, 2011, comprehensive income (loss), a component of Stockholders’ Equity, was as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Net income	$86,406	$67,387	$218,728	$157,122
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(36,694)	22,337	(9,595)	63,566
Net gain (loss) on financial instruments	420	(4,617)	(4,517)	(5,614)
Total Comprehensive Income (Loss)	$50,132	$85,107	$204,616	$215,074

The period end balances of accumulated other comprehensive income (loss), net of tax, were comprised of the following:

	July 27, 2012	October 28, 2011	July 29, 2011
Foreign currency translation	$143,196	$152,791	$223,532
Pension and postretirement benefits, net	(84,432)	(84,432)	(79,100)
Unrealized gain (loss) on financial instruments	(10,097)	(5,580)	1,607
Accumulated Other Comprehensive Income (Loss)	$48,667	$62,779	$146,039

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 27, 2012 is $1,050,942, a decrease of $7,064 from the end of fiscal year 2011. The decrease is due to foreign currency translation.

Total intangible asset amortization expense for the nine months ended July 27, 2012 was $4,939, compared to $5,711 for the same period last year. Estimated amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 27, 2012 is expected to be approximately $7,000 annually.

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

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux varnishes primarily distributed for the do-it-yourself and professional markets in Australia, China and North America. Automotive paint products include refinish paints and aerosol spray paints sold through automotive refinish distributors, body shops and automotive supply distributors and retailers.

Our remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. In the third quarter of fiscal year 2012, we announced the exit of our gelcoat product line as part of our restructuring initiatives. Also included within All Other are our corporate administrative expenses. The administrative expenses include amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative third quarter and year-to-date results on this basis are as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Net Sales
Coatings	$569,713	$560,759	$1,605,187	$1,526,284
Paints	442,576	441,553	1,208,444	1,195,884
All Other	105,572	98,277	289,508	266,655
Less intersegment sales	(39,513)	(30,107)	(106,572)	(83,208)
Total Net Sales	$1,078,348	$1,070,482	$2,996,567	$2,905,615

EBIT
Coatings	$98,252	$67,806	$261,248	$178,544
Paints	48,819	42,079	121,506	100,556
All Other	(3,645)	255	(17,789)	(6,603)
Total EBIT	$143,426	$110,140	$364,965	$272,497
Interest expense	$16,482	$15,801	$51,559	$46,846
Income Before Income Taxes	$126,944	$94,339	$313,406	$225,651

NOTE 8: DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of July 27, 2012.

At July 27, 2012, we had $3,249 and $2,786 notional amount of foreign currency contracts that mature during fiscal year 2012 and 2013, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Realized gains and losses were recognized in other expense (income) when they occurred. At July 29, 2011, we had $3,249 and $6,432 notional amount of foreign currency contracts that matured in fiscal year 2011 and 2012, respectively. There was no material ineffectiveness related to these hedges during the quarter or year-to-date periods ended July 27, 2012 or July 29, 2011.

At July 27, 2012, we had no treasury lock contracts in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income in the first quarter of fiscal year 2012. The accumulated other comprehensive income amount in our Condensed Consolidated Balance Sheets as of July 27, 2012 represents the unamortized gains and losses, net of tax, from our settled contracts. Unamortized gains and losses are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. At July 29, 2011, we had $200,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt issuances. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. The accumulated other comprehensive income amount in our Condensed Consolidated Balance Sheet as of July 29, 2011 represents the unrealized gains and losses, net of tax, from our current contracts and unamortized net gains, net of tax, from our settled contracts. There was no material ineffectiveness related to these hedges for the 2012 and 2011 fiscal periods.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

At July 27, 2012 and July 29, 2011, we had no interest rate derivative contracts. We had $50,000 notional amount of interest rate derivative contracts that matured in the second quarter of 2011. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. Prior to maturity, the interest rate derivative contracts were reflected at fair value in the Condensed Consolidated Balance Sheets. Unrealized gains and losses were recorded in accumulated other comprehensive income (loss). Amounts to be received or paid under the contracts are recognized as interest expense over the life of the contracts.

Our derivative assets and liabilities subject to fair value measurement disclosures are the following:

	Fair Value at July 27, 2012	Fair Value at October 28, 2011	Fair Value at July 29, 2011
	Level 2[1]	Level 2[1]	Level 2[1]
Assets
Prepaid expenses and other:
Foreign currency contracts	$42	$3	$—
Total Assets	$42	$3	$—
Liabilities
Accrued liabilities other:
Foreign currency contracts	$—	$—	$275
Treasury lock contracts	—	20,005	8,489
Total Liabilities	$—	$20,005	$8,764

[1]	The fair value is calculated as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Our derivative financial instruments are categorized as Level 2 assets or liabilities as they have observable inputs based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets. The fair market value was estimated using market data for the components of the derivatives financial instruments. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements. There were no transfers of derivative financial instruments between Level 1 and Level 2 of the fair value hierarchy as of July 27, 2012, October 28, 2011 or July 29, 2011.

Derivative gains (losses) recognized in AOCI2 and on the Condensed Consolidated Statements of Operations for the three and nine-month periods ended July 27, 2012 and July 29, 2011, respectively, are as follows:

Three Months Ended July 27, 2012	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$224	Other income / (expense), net	$62
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$543		$(257)

Three Months Ended July 29, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$359	Other income / (expense), net	$(244)
Treasury lock contracts	(8,091)	Interest expense	391
Total derivatives designated as cash flow hedges	$(7,732)		$147

[2]	Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Nine Months Ended July 27, 2012	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$38	Other income / (expense), net	$414
Treasury lock contracts	(7,406)	Interest expense	(464)
Total derivatives designated as cash flow hedges	$(7,368)		$(50)

Nine Months Ended July 29, 2011	Amount of Gain (Loss) recognized in AOCI[2]	Statement of Operations Classification	Gain (Loss) in Income[2]
Derivatives designated as cash flow hedges
Foreign currency contracts	$91	Other income / (expense), net	$(478)
Treasury lock contracts	(9,662)	Interest expense	1,173
Interest rate derivative contracts	385	Interest expense	(388)
Total derivatives designated as cash flow hedges	$(9,186)		$307

[2]	Accumulated other comprehensive income (loss) (AOCI) is included on the Condensed Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

NOTE 9: DEBT AND MONEY MARKET SECURITIES

The tables below summarize the carrying value and fair market value of our outstanding debt. The fair market value of our publicly traded debt is based on observable market prices. Our publicly traded debt is classified as Level 1 within the fair value hierarchy as it has observable inputs based on quoted prices (unadjusted) in active markets for identical liabilities. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. The carrying values approximate the fair values for our outstanding commercial paper as the maturities are less than three months. Our non-publicly traded debt is classified as Level 2 within the fair value hierarchy as it has observable inputs based on quoted prices for similar liabilities in active markets, or quoted prices for identical liabilities in inactive markets. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements. We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

	July 27, 2012
	Balance Sheet (Carrying Value)	Fair Market Value
Publicly traded debt	$1,000,000	$1,130,506
Non-publicly traded debt	172,948	172,044
Total Debt	$1,172,948	$1,302,550

	October 28, 2011
	Balance Sheet (Carrying Value)	Fair Market Value
Publicly traded debt	$800,000	$888,251
Non-publicly traded debt	257,124	255,807
Total Debt	$1,057,124	$1,144,058

	July 29, 2011
	Balance Sheet (Carrying Value)	Fair Market Value
Publicly traded debt	$800,000	$900,927
Non-publicly traded debt	364,834	363,402
Total Debt	$1,164,834	$1,264,329

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our non-publicly traded debt consists of the following:

	July 27, 2012	October 28, 2011	July 29, 2011
Commercial paper	$110,980	$153,955	$255,907
Credit facility borrowings	44,364	74,827	83,793
Industrial development bonds	12,502	12,502	12,502
Uncommitted borrowings	5,102	15,840	12,632
Total Non-publicly Traded Debt	$172,948	$257,124	$364,834

In the first quarter of 2012, we issued $400,000 of unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The net proceeds were $396,816. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds for general corporate purposes, including paying down our commercial paper borrowings and retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 27, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

We invest in short-term securities, including money market funds, with high-credit quality financial institutions and diversify our holdings among such financial institutions to reduce our exposure to credit losses. The fair values of our short-term securities are $73,743, $34,114 and $18,042 as of July 27, 2012, October 28, 2011 and July 29, 2011, respectively. The short-term securities are included in our cash and cash equivalents and restricted cash balances with the carrying values approximating the fair values as the maturities are less than three months. These assets are classified as Level 1 inputs under the fair value hierarchy as the fair value is determined using observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities. See Note 1 in Notes to Consolidated Financial Statements in our Form 10-K for more information on fair value measurements. There were no transfers of short-term securities between Level 1 and Level 2 of the fair value hierarchy as of July 27, 2012, October 28, 2011 or July 29, 2011.

Restricted cash represents cash that is restricted from withdrawal. As of July 27, 2012, October 28, 2011 and July 29, 2011, we had restricted cash of $19,828, $20,378 and $21,062, respectively. The restricted cash primarily serves as collateral for our liability insurance programs.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

	Nine Months Ended
	July 27, 2012	July 29, 2011
Beginning balance, October	$73,679	$74,907
Additional net deferred revenue/accrual made during the period	14,830	11,060
Payments made during the period	(7,513)	(9,511)
Ending Balance	$80,996	$76,456

NOTE 11: STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $2,025 ($1,345 after tax) and $7,735 ($5,117 after tax) for the three and nine-month periods ended July 27, 2012, respectively, compared to $1,499 ($966 after tax) and $5,288 ($3,441 after tax) for the three and nine-month periods ended July 29, 2011, respectively.

NOTE 12: PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Service cost	$1,043	$1,143	$3,146	$3,362
Interest cost	3,514	3,699	10,565	11,007
Expected return on plan assets	(4,842)	(4,429)	(14,534)	(13,210)
Amortization of prior service cost	108	100	326	298
Recognized actuarial (gain)/loss	1,717	1,518	5,149	4,540
Net Periodic Benefit Cost	$1,540	$2,031	$4,652	$5,997

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Service cost	$31	$47	$93	$141
Interest cost	112	128	336	384
Amortization of prior service cost	(32)	(32)	(96)	(96)
Recognized actuarial (gain)/loss	118	76	354	228
Net Periodic Benefit Cost	$229	$219	$687	$657

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

During the first quarter of fiscal year 2012, we recorded a $3,600 benefit to income tax expense related to an increase in the tax basis of assets for a foreign subsidiary. In the same period of fiscal year 2011, we recorded a $1,250 benefit to income tax expense for the retroactive extension of the U.S. federal research and development tax credit. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second or third quarters of fiscal year 2012 or 2011.

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

NOTE 14: RESTRUCTURING

During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in our Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. In the third quarter of 2012, we announced the exit of our gelcoat product line, categorized in All Other, and the consolidation of a manufacturing facility in our Paints segment. These restructuring activities resulted in pre-tax charges of $6,864 or $0.05 per share after tax and $16,379 or $0.12 per share after tax for the three and nine-month periods ended July 27, 2012, respectively. Pre-tax restructuring charges were $14,333 or $0.10 per share after tax and $15,696 or $0.12 per share after tax for the three and nine-month periods ended July 29, 2011, respectively. The restructuring charges for these initiatives for the full year 2011 were $0.24 per share after tax. We expect the total cost of these activities, which began in fiscal year 2011 and are anticipated to be completed in fiscal year 2012, to be approximately $0.40 - $0.42 per share after tax.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities that were completed in fiscal year 2011. These restructuring initiatives included plant closures, reductions to research and development and selling, general and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $1,346 or $0.01 per share after tax for the nine-month period ended July 29, 2011. Our total restructuring activities for the nine-months ended July 29, 2011 was $17,042 or $0.12 per share after tax.

The total resulting expenses recognized in fiscal year 2012 and 2011 included severance and employee benefits, asset impairments, professional services and site clean-up.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following restructuring charges by segment were recorded in the 2012 and 2011 periods:

Nine Months Ended July 27, 2012	Liability Beginning Balance 10/28/2011	Expense	Activity	Liability Ending Balance 7/27/2012
Coatings
Severance and employee benefits	$3,884	$535	$(2,169)	$2,250
Asset impairments	—	167	(167)	—
Exit costs (consulting/site clean-up)	2,802	194	(2,296)	700
Total Coatings	6,686	896	(4,632)	2,950
Paints
Severance and employee benefits	2,915	3,617	(6,087)	445
Asset impairments	—	5,101	(5,101)	—
Exit costs (consulting/site clean-up)	408	2,793	(1,164)	2,037
Total Paints	3,323	11,511	(12,352)	2,482
All Other
Severance and employee benefits	437	1,068	(184)	1,321
Asset impairments	—	2,171	(2,171)	—
Exit costs (consulting/site clean-up)	—	733	(733)	—
Total All Other	437	3,972	(3,088)	1,321
Total	$10,446	$16,379	$(20,072)	$6,753

Nine Months Ended July 29, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 7/29/2011
Coatings
Severance and employee benefits	$1,139	$5,676	$(2,806)	$4,009
Asset impairments	—	2,998	(2,998)	—
Exit costs (consulting/site clean-up)	2,034	2,030	(1,253)	2,811
Total Coatings	3,173	10,704	(7,057)	6,820
Paints
Severance and employee benefits	19	3,972	(670)	3,321
Asset impairments	—	1,750	(1,750)	—
Exit costs (consulting/site clean-up)	2,763	272	(2,603)	432
Total Paints	2,782	5,994	(5,023)	3,753
All Other
Severance and employee benefits	—	233	(233)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	—	344	(344)	—
Total	$5,955	$17,042	$(12,424)	$10,573

The ending liability balance at July 27, 2012 and at July 29, 2011 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in our Condensed Consolidated Statements of Operations. For the three-month period ended July 27, 2012, $4,312 was charged to cost of sales and $2,552 was charged to selling, general and administrative (SG&A) expenses. For the nine-month period ended July 27, 2012, $8,972 was charged to cost of sales and $7,407 was charged to SG&A expenses. For the three-month period ended July 29, 2011, $12,224 was charged to cost of sales and $1,960 was charged to SG&A expenses. For the nine-month period ended July 29, 2011, $14,149 was charged to cost of sales and $2,893 was charged to SG&A expenses.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 15: NET INCOME PER COMMON SHARE

The following table presents the net income per common share calculations for the three and nine months ended July 27, 2012 and July 29, 2011:

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Basic
Net income	$86,406	$67,387	$218,728	$157,122
Weighted-average common shares outstanding - basic	90,601,291	93,063,614	91,843,596	94,788,124
Net Income per Common Share – Basic	$0.95	$0.72	$2.38	$1.66

Diluted
Net income	$86,406	$67,387	$218,728	$157,122
Weighted-average common shares outstanding – basic	90,601,291	93,063,614	91,843,596	94,788,124
Diluted effect of stock options and unvested restricted stock	2,971,914	2,787,597	2,931,840	2,882,383
Equivalent average common shares outstanding - diluted	93,573,205	95,851,211	94,775,436	97,670,507
Net Income per Common Share - Diluted	$0.92	$0.70	$2.31	$1.61

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 59,430 and 29,450 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 27, 2012, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 253,658 and 285,839 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 29, 2011, respectively.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 27, 2012

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

 In July 2012, the FASB amended the guidance on indefinite-lived intangible asset impairment testing to allow companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying value and record an impairment charge if the carrying value exceeds the fair value of the asset. The change is effective for fiscal years beginning after September 15, 2012, which is our fiscal year 2013, but early adoption is permitted. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Overview: Net sales growth for the third quarter of 2012 was driven by carryover selling price increases across all product lines and solid new business gains in our Coatings segment. The increase was partially offset by volume declines due to uneven demand in our global markets and our decision to exit a small number of relatively high volume, unprofitable products and customers as part of our restructuring actions initiated in fiscal year 2011 and negative foreign currency exchange. Net income increased by 28.2% as we continued to benefit from previous pricing actions put in place to offset raw material inflation, productivity improvements, including savings from our previously completed restructuring actions, and new business, which offset volume declines due to market softness and the impact of a higher tax rate.

In the third quarter of 2012, we continued to experience sequential raw material cost increases. We expect the trend of rising raw material costs to moderate in the fourth quarter of 2012, but the raw material market remains volatile.

Weighted average common shares outstanding – diluted for the third quarter of 2012 were 93,573,205, down 2,278,006 from the same period in the prior year. During the quarter, we repurchased 1,192,800 shares for $57,612. Year-to-date, we have repurchased 4,442,800 shares and can purchase an additional 3,807,200 shares under our current authorization.

We continually evaluate our cost structure in the normal course of our business. In the third quarter of 2012, we announced the exit of our gelcoat product line, categorized in All Other, and the consolidation of a manufacturing facility in our Paints segment. In the prior year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in the Paints segment, which include facility consolidations in manufacturing and distribution, store rationalization and other related costs. We anticipate all of these activities to be completed in fiscal year 2012 and expect the total cost to be approximately $0.40 - $0.42 per share after tax, which includes $0.24 per share in after tax charges incurred in fiscal year 2011. The restructuring activities in the third quarter and year-to-date periods resulted in pre-tax charges of $6,864 or $0.05 per share after tax and $16,379 or $0.12 per share after tax, respectively.

In January 2012, we strengthened our balance sheet by issuing $400,000 of Senior Notes due January 15, 2022 with a coupon rate of 4.20%. We used the net proceeds for general corporate purposes, including paying down our commercial paper and retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012.

Earnings Per Share: Net income per common share - diluted was $0.92 and $2.31 for the three and nine-month periods ended July 27, 2012, respectively, and $0.70 and $1.61 for the three and nine-month periods ended July 29, 2011, respectively. The table below presents adjusted net income per common share – diluted, which excludes in the respective periods: (i) restructuring charges and (ii) acquisition-related charges.

	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Net income per common share - diluted	$0.92	$0.70	$2.31	$1.61
Restructuring charges	0.05	0.10	0.12	0.12
Acquisition-related charges	—	—	—	0.09
Adjusted net income per common share - diluted	$0.97	$0.80	$2.43	$1.82

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

Critical Accounting Policies: In the third quarter of fiscal year 2012, there were no material changes in our critical accounting policies.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operations:

Net Sales	Three Months Ended			Nine Months Ended
	July 27, 2012	July 29, 2011	% Change	July 27, 2012	July 29, 2011	% Change
Coatings	$569,713	$560,759	1.6%	$1,605,187	$1,526,284	5.2%
Paints	442,576	441,553	0.2%	1,208,444	1,195,884	1.1%
All Other	66,059	68,170	(3.1)%	182,936	183,447	(0.3)%
Consolidated Net Sales	$1,078,348	$1,070,482	0.7%	$2,996,567	$2,905,615	3.1%

•	Consolidated Net Sales – Adjusting for the negative impact of 2.6% from foreign currency, sales for the third quarter of 2012 increased 3.3%. Adjusting for the negative impact of 0.9% from foreign currency, year-to-date sales increased 4.0%. The increase in sales was primarily due to carryover selling price increases in all product lines and net new business in our Coatings segment. The increase was partially offset by volume declines caused by uneven demand in our global markets.
•	Coatings Segment Net Sales – Adjusting for the negative impact of 3.6% from foreign currency, sales for the third quarter of 2012 increased 5.2%. Adjusting for the negative impact of 1.8% from foreign currency and a positive impact of 1.1% from acquisitions, year-to-date sales increased 5.9%. The increase in sales for the third quarter and year-to-date periods was primarily due to carryover selling price increases and net new business in all product lines, which includes the exit of a small number of relatively high volume, unprofitable products and customers as part of our restructuring actions initiated in fiscal year 2011. The increase was partially offset by volume declines caused by uneven market conditions.
•	Paints Segment Net Sales – Adjusting for the negative impact of 1.6% from foreign currency, sales for the third quarter of 2012 increased 1.8%. Adjusting for the positive impact of 0.3% from foreign currency, year-to-date sales increased 0.8%. The increase in third quarter sales reflects volume increases in North America, partially offset by volume declines due to a weak residential housing market and lost business in Australia. The slight increase in year-to-date sales was primarily due to carryover selling price increases in all product lines and volume growth in our China consumer paints product line, which offset lower volumes in Australia due to market softness and lost business.
•	All Other Net Sales – The All Other category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Adjusting for the negative impact of 1.2% from foreign currency, sales for the third quarter of 2012 decreased 1.9%. Adjusting for the negative impact of 0.7% from foreign currency, year-to-date sales increased 0.4%. The decrease in sales for the third quarter was primarily due to lower sales in our gelcoat product line.

Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Consolidated Gross Profit	$363,950	$324,337	$1,012,706	$898,760
As a percent of Net Sales	33.8%	30.3%	33.8%	30.9%

•	Gross Profit – Third quarter gross profit as a percentage of net sales increased due to our carryover selling price increases, new business at higher average gross margins and productivity improvements, including savings from our previously completed restructuring actions. Year-to-date gross profit as a percentage of net sales increased due to our carryover selling price increases, productivity improvements, including savings from our previously completed restructuring actions, new business at higher average gross margins and acquisition-related charges recognized in 2011. The year-to-date increase was partially offset by higher raw material costs. There were no acquisition-related charges included in gross profit in the third quarter and year-to-date periods of 2012 and the third quarter of 2011. Acquisition-related charges were $11,416 or 0.4% of net sales in the year-to-date period of 2011. Restructuring charges of $4,312 or 0.4% of net sales and $8,972 or 0.3% of net sales were included in the third quarter and year-to-date periods of 2012, respectively. Restructuring charges of $12,224 or 1.1% of net sales and $14,149 or 0.5% of net sales were included in the third quarter and year-to-date periods of 2011, respectively.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operating Expenses [1]	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Consolidated Operating Expenses	$221,580	$213,645	$648,953	$625,164
As a percent of Net Sales	20.5%	20.0%	21.7%	21.5%

[1]	Includes research and development and selling, general and administrative costs. For breakout see Condensed Consolidated Statements of Operations.

•	Consolidated Operating Expenses (dollars) – Third quarter and year-to-date consolidated operating expenses increased $7,935 or 3.7% and $23,789 or 3.8% compared to the third quarter and year-to-date periods of last year, respectively, primarily due to timing of incentive compensation accruals and higher restructuring charges. Restructuring charges of $2,552 and $7,407 or 0.2% of net sales were included in operating expenses in the third quarter and year-to-date periods of 2012, respectively. Restructuring charges of $1,960 or 0.2% of net sales and $2,893 or 0.1% of net sales were included in operating expenses in the third quarter and year-to-date periods of 2011, respectively. There were no acquisition-related charges included in operating expenses in the third quarter and year-to-date periods of 2012 and third quarter of 2011. Acquisition-related charges of $1,859 or 0.1% of net sales were included in operating expenses in the year-to-date period of 2011.
•	Consolidated Operating Expenses (percent of net sales) – Operating expense as a percent of consolidated net sales was up 0.5% compared to the third quarter of last year. Year-to-date operating expense as a percentage of net sales increased 0.2% compared to the same period last year.

EBIT [1]	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Coatings	$98,252	$67,806	$261,248	$178,544
As a percent of Net Sales	17.2%	12.1%	16.3%	11.7%

Paints	$48,819	$42,079	$121,506	$100,556
As a percent of Net Sales	11.0%	9.5%	10.1%	8.4%

All Other	$(3,645)	$255	$(17,789)	$(6,603)
As a percent of Net Sales	(5.5)%	0.4%	(9.7)%	(3.6)%

Consolidated EBIT	$143,426	$110,140	$364,965	$272,497
As a percent of Net Sales	13.3%	10.3%	12.2%	9.4%

[1]	We evaluate the performance of operating segments and allocate resources based on profit or loss from operations before interest expense and taxes (EBIT).

•	Consolidated EBIT – EBIT for the third quarter of 2012 increased $33,286 or 30.2% from the prior year. Year-to-date EBIT increased $92,468 or 33.9% from the prior year. Restructuring charges of $6,864 or 0.6% of net sales and $16,379 or 0.5% of net sales were included in third quarter and year-to-date periods of 2012, respectively. Restructuring charges of $14,184 or 1.3% of net sales and $17,042 or 0.6% of net sales were included in third quarter and year-to-date periods of 2011, respectively. There were no acquisition-related charges in the third quarter and year-to-date periods of 2012 and the third quarter of 2011. The 2011 year-to-date period included acquisition-related charges of $13,275 or 0.5% of net sales. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.
•	Coatings Segment EBIT – EBIT as a percent of net sales for the third quarter increased primarily due to the benefits of carryover selling price increases when compared to moderating raw material costs in the quarter, higher margin new business, lower restructuring charges in 2012 versus 2011 and productivity improvements, including savings from our previously completed restructuring actions. Year-to-date EBIT as a percent of net sales improved due to our carryover selling price increases, productivity improvements, including savings from our previously completed restructuring actions, higher margin new business, lower restructuring charges in 2012 versus 2011 and acquisition-related charges recognized in the second quarter of 2011. The year-to-date increase was partially offset by higher raw material costs. EBIT included a restructuring credit of $139 in the third quarter of 2012. Restructuring charges of $896 are included in the 2012 year-to-date period. The 2011 third quarter and year-to-date periods included restructuring charges of $8,246 or 1.5% of net sales and $10,704 or 0.7%, respectively. There were no acquisition-related charges in the third quarter and year-to-date periods of 2012 and third quarter of 2011. EBIT included acquisition-related charges of $1,859 or 0.1% of net sales in the year-to-date period of 2011.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•	Paints Segment EBIT – EBIT as a percent of net sales for the third quarter increased due to carryover selling price increases and productivity improvements, including savings from our previously completed restructuring actions, partially offset by higher raw material costs. Year-to-date EBIT as a percent of net sales increased due to carryover selling price increases, productivity improvements, including savings from our previously completed restructuring actions and acquisition-related charges recognized in the second quarter of 2011. These improvements were partially offset by higher raw material costs and lower restructuring charges in 2012 versus 2011. EBIT included restructuring charges of $3,713 or 0.8% of net sales and $11,511 or 1.0% of net sales in the third quarter and year-to-date periods of 2012, respectively. Restructuring charges of $5,594 or 1.3% of net sales and $5,994 or 0.5% of net sales was included in EBIT in the third quarter and year-to-date periods of 2011. There were no acquisition-related charges in the third quarter and year-to-date periods of 2012 and third quarter of 2011. EBIT included acquisition-related charges of $11,416 or 1.0% of net sales in the year-to-date period of 2011.
•	All Other EBIT – All Other EBIT includes corporate expenses. Third quarter and year-to-date EBIT as a percent of net sales declined primarily due to timing of incentive compensation accruals and higher restructuring charges. EBIT included restructuring charges of $3,290 or 5.0% of net sales and $3,972 or 2.2% of net sales in the third quarter and year-to-date periods of 2012, respectively. Restructuring charges of $344 or 0.5% of net sales and 0.2% of net sales were included in EBIT in the third quarter and year-to-date periods of 2011, respectively.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Consolidated Interest Expense	$16,482	$15,801	$51,559	$46,846

•	Interest Expense – The third quarter and year-to-date increase reflects the issuance of $400,000 in Senior Notes in the first quarter of 2012.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 27, 2012	July 29, 2011	July 27, 2012	July 29, 2011
Effective Tax Rate	31.9%	28.6%	30.2%	30.4%

•	Effective Tax Rate – The lower effective tax rate in the third quarter of 2011 is due to benefits from statute lapses. We continue to expect the effective tax rate for the full year to be 30% to 31%.

Net Income	Three Months Ended			Nine Months Ended
	July 27, 2012	July 29, 2011	% Change	July 27, 2012	July 29, 2011	% Change
Consolidated Net Income	$86,406	$67,387	28.2%	$218,728	$157,122	39.2%

Financial Condition: The Company’s financial condition, cash flow and liquidity remained strong in the third quarter of 2012. Cash provided by operations was $166,165 for the first nine months of 2012 compared to $105,558 provided by operations for the same period last year. Cash flow improvement in the first three quarters of fiscal year 2012 was primarily due to higher earnings and lower working capital requirements, partially offset by the settlement of outstanding derivative contracts.

During the first nine months of 2012, we used our borrowing capacity and cash provided by operations to fund $202,934 in share repurchases, $61,358 in capital expenditures and our seasonal working capital needs. We used cash on hand and $35,246 in proceeds from the sale of treasury stock to fund $55,249 in dividend payments. We anticipate capital spending in 2012 to be approximately $90,000.

See Note 9 in Notes to the Condensed Consolidated Financial Statements for further discussion on our restricted cash associated with cash collateralization of certain letters of credit.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

In the first quarter of 2012, we issued $400,000 in unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds for general corporate purposes, including paying down our commercial paper and retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012. The ratio of total debt to capital was 49.5% at July 27, 2012, compared to 46.6% at October 28, 2011 and 42.0% at July 29, 2011.

Our debt classified as current was $115,993 at July 27, 2012 compared to $377,319 and $476,589 at October 28, 2011 and July 29, 2011, respectively. The decline in current debt from October 28, 2011 was due to retirement of our $200,000 of 5.625% Senior Notes that matured on May 1, 2012 and repayment of our commercial paper borrowings with proceeds from our issuance of Senior Notes. We ended our 2012 third quarter with $668,276 of reserve liquidity that includes $486,798 of available committed credit facilities and $181,478 of cash.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 27, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of July 27, 2012.

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

We are also subject to interest rate risk. At July 27, 2012, approximately 14.7% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate swaps to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 27, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 27, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable

(c)  We made the following repurchases of equity securities during the quarter ended July 27, 2012:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
4/28/12 – 5/25/12
Repurchase program	375,000	$48.05	375,000	4,625,000
5/26/12 – 6/22/12
Repurchase program	591,300	$47.62	591,300	4,033,700
6/23/12 – 7/27/12
Repurchase program	226,500	$50.30	226,500	3,807,200

[1]	On October 13, 2010 we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of July 27, 2012, we repurchased 11,192,800 shares under this authorization.

ITEM 6:  EXHIBITS

Exhibits
10.1	The Valspar Corporation Key Employee Annual Bonus Plan, as amended and restated on June 5, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on June 11, 2012)
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 5, 2012	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: September 5, 2012	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and Chief Financial Officer