Form 10-K
period 2012-10-26
VALSPAR CORP
filed 2012-12-19
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 26, 2012
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐ Yes    ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant as of April 27, 2012 was approximately $3.5 billion based on the closing sales price of $51.97 per share as reported on the New York Stock Exchange. As of December 11, 2012, 89,957,761 shares of Common Stock, $0.50 par value per share (net of 28,484,863 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of The Valspar Corporation’s definitive Proxy Statement (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 26, 2012, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I

ITEM 1	BUSINESS

BUSINESS & PRODUCT OVERVIEW
The Valspar Corporation is a global leader in the paint and coatings industry. With fiscal 2012 net sales of $4,020.9 million, we believe we are the fifth largest paint and coatings supplier in the world. We manufacture and distribute a broad range of coatings, paints and related products, and we operate our business in two reportable segments: Coatings and Paints. Net sales for our Coatings and Paints segments in 2012 were $2,176.7 million and $1,604.6 million, respectively. We have grown our business by significantly expanding our global presence. In fiscal year 2012, just over half of our business was in North America, with the rest of our business spread throughout Europe, Australia, Asia and South America. We have also grown our business through acquisitions, focusing on the needs of our customers and investing in our brands and proprietary technology.

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

Our industrial product lines include coil, general industrial and wood. Our coil product line produces coatings that are applied to metal coils used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. Our general industrial product line provides customers a single source for powder, liquid and electrodeposition coatings technologies in a wide variety of industries, including lawn and garden, pipe coatings, transportation, agricultural and construction equipment, and marine shipping containers. Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We have color design manufacturing and technical service capabilities for our customers. We supply our industrial products throughout Asia, Australia, Europe, India, North America and South America.

Paints Segment
Our Paints segment includes a wide variety of products such as paints, primers, topcoats and aerosol spray paints sold primarily through retailers, distribution networks and company-owned stores. This segment includes our consumer paints and automotive refinish product lines.

Our consumer paints product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. The primary distribution channels for these products in the U.S. and Canada are home centers, hardware wholesalers, distributors and independent dealers. We offer our own branded products and private label brands for customers. In China, we sell our Huarun and Valspar brands of consumer paints through distributors and retail outlets. In Australia and New Zealand, we sell our Wattyl brands of consumer paints through independent dealers, hardware chains, home centers and company-owned stores. At certain customers, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer paint questions in stores.

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

All Other
In addition to the main product lines within our Coatings and Paints segments, we manufacture and sell specialty polymers and colorants, and we sell furniture protection plans and furniture care and repair products under the Guardsman brand. The specialty polymers and colorants are manufactured for internal use and for external sale to other coatings manufacturers. In the fourth quarter of fiscal year 2012, we exited the gelcoat products market.

COMPETITION
All aspects of the coatings and paints business are highly competitive. Some of our competitors are larger and have greater financial resources than us.

Competition in our Coatings segment is based on formulating products for specific customer applications, meeting customer delivery requirements and providing technical assistance to the customer in product application, new technology offerings and product prices. The markets for these coatings are global with the fastest growth in Asia and South America. We can provide global coatings solutions to customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing new technologies.

Competition in our Paints segment is based on factors such as consumer brand recognition, product quality, distribution and price. In this segment, we support our brand awareness through advertising and highly customized merchandising and marketing support programs provided to our customers.

RAW MATERIALS
We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Our most significant raw materials are titanium dioxide, solvents and epoxy and other resins. Historically, these materials have been generally available on the open market, with pricing and availability subject to fluctuation. Most of the raw materials used in production are purchased from outside sources. We have made, and plan to continue to make, supply arrangements to meet our current and future usage requirements. We manage sourcing of critical raw materials by establishing contracts, buying from multiple sources and identifying alternative or lower cost materials or technology, when possible. We have active initiatives to find lower cost materials, to reformulate products with lower cost and more environmentally friendly raw materials and to qualify multiple and local sources of supply, including suppliers from Asia and other lower cost regions of the world.

The chemical industry’s economic cycle has been volatile. Raw material costs increased significantly in 2010 and 2011. In 2012, we continued to experience increased raw material costs compared to the previous year, but the increases moderated in the second half of the year. Since our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

INTELLECTUAL PROPERTY
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

SEASONALITY AND WORKING CAPITAL ITEMS
Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in our Coatings and Paints segments. When sales are generally lowest, we build inventory, the financing for which is provided primarily by internally generated funds, short-term debt and long-term credit lines discussed in Note 5 of Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS
In 2012, our sales to Lowe’s Companies, Inc. exceeded 10% of consolidated net sales, and our ten largest customers accounted for approximately 31% of consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 46% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT
The base technologies that support the product and application performance of our coatings have been developed and refined over many years. Our on-going applied science and development efforts are focused on delivering premium, differentiated coatings solutions that meet or exceed market needs for improved performance, consistent quality and system value. We work closely with our customers to build a deep understanding of their challenges and objectives and to foster our own innovation of products and services that we provide.

Research and development costs for fiscal 2012 were $117.1 million, or 2.9% of net sales, compared to $115.4 million, or 2.9% of net sales, for fiscal 2011 and $100.2 million, or 3.1% of net sales, for fiscal 2010.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2012, and we do not expect such expenditures will be material in fiscal 2013.

EMPLOYEES
We employ approximately 9,800 persons, approximately 400 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our union employees is good.

FOREIGN OPERATIONS AND EXPORT SALES
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Our various acquisitions and joint ventures over the past several years have increased revenues from foreign subsidiaries and operations, which comprised approximately 46% of our total consolidated net sales in fiscal 2012.

We have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, India, Ireland, Malaysia, Mexico, The Netherlands, New Zealand, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in Japan, South Africa, Switzerland and Vietnam and sales offices in other countries.

During fiscal 2012, export sales from the United States represented 3.8% of our business.

ITEM 1A	RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and your investment in us.

Deterioration of economic conditions could harm our business.

Our business may be adversely affected by changes in national or global economic conditions, including inflation, interest rates, access to and the functioning of capital markets, consumer spending rates, energy availability and costs (including fuel surcharges), and the effects of governmental initiatives to manage economic conditions. Deterioration in national or global economic conditions may reduce demand for our products and overall growth of the coatings industry.

Volatility in financial markets and the deterioration of national or global economic conditions could impact our operations as follows:

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

At various times, we utilize hedges and other derivative financial instruments to reduce our exposure to various interest rate risks, which qualify for hedge accounting for financial reporting purposes. Volatile fluctuations in market conditions could cause these instruments to become ineffective, which could require any gains or losses associated with these instruments to be reported in our earnings each period.

Fluctuations in the availability and prices of raw materials could negatively impact our financial results.

We purchase the raw materials needed to manufacture our products from a number of suppliers. The majority of our raw materials are derived from petroleum, minerals and metals. Under normal market conditions, these materials are generally available from one or more suppliers on the open market. From time to time, however, the availability and costs of raw materials may fluctuate significantly, which could impair our ability to procure necessary materials, or increase the cost of manufacturing our products. Our raw material costs have been volatile, and we have experienced disruptions in supplies of certain raw materials at various times. These disruptions could affect our ability to manufacture products ordered by our customers, which could negatively impact sales.

When raw material costs increase, our profit margins are reduced unless and until we are able to pass along the increases to our customers through higher prices. If raw material costs increase and if we are unable to pass along, or are delayed in passing along, those increases to our customers, we will experience profit margin reductions.

Many of our customers are in cyclical industries, which may affect the demand for our products.

Many of our customers are in businesses or industries that are cyclical and sensitive to changes in general economic conditions. As a result, the demand for our products by these customers depends, in part, upon economic cycles affecting their businesses or industries and general economic conditions. The continued weakness in the U.S. housing market has adversely affected product lines that serve this end market. Downward economic cycles affecting the industries of our customers, and the deterioration of global economic conditions, may reduce our sales and profitability.

The industries in which we operate are highly competitive, and some of our competitors are larger than us and may have greater financial resources than we do.

All aspects of the coatings and paints business are highly competitive. We face strong competitors in all areas of our business. Any increase in competition may cause us to lose market share or compel us to reduce prices to remain competitive, which could result in reduced margins for our products. Competitive pressures may not only impair our margins but may also impact our revenues and our growth. A number of our competitors are larger than us and may have greater financial resources than we do. Increased competition with these companies could curtail price increases or require price reductions or increased spending on marketing, sales and research and development, any of which could adversely affect our results of operations.

Industry sources estimate that the top ten largest coatings manufacturers represent more than half of the world’s coatings sales. Our larger competitors may have more resources to finance acquisitions or internal growth in this competitive environment. Also, we buy our raw materials from large suppliers, primarily chemical companies. In many of our product lines, we then sell our finished goods to large customers, such as do-it-yourself home centers, large equipment manufacturers and can makers. Our larger competitors may have more resources or capabilities to conduct business with these large suppliers and large customers. Finally, many of our larger competitors operate businesses in addition to paints and coatings. These competitors may be better able to compete during coatings industry downturns.

We have a significant amount of debt.

Our total debt, including notes payable, was $1,151.1 million at October 26, 2012. Our level of debt may have important consequences. For example, it:

•

may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures or other general corporate purposes;

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

Acquisitions have historically contributed significantly to the growth of our company. As part of our growth strategy, we intend to continue to pursue acquisitions of complementary businesses and products. If we are not able to identify and complete future acquisitions, our growth may be negatively affected. Even if we are successful in completing future acquisitions, we may experience:

•	difficulties in assimilating acquired companies and products into our existing business;

•	delays in realizing the benefits from the acquired companies or products;

•	difficulties due to lack of or limited prior experience in any new markets we may enter;

•	unforeseen claims and liabilities, including unexpected environmental exposures or product liability;

•	unforeseen adjustments, charges and write-offs;

•	unexpected losses of customers of, or suppliers to, acquired businesses;

•	difficulty in conforming the acquired business’ standards, processes, procedures and controls with our operations;

•	variability in financial information arising from the application of purchase price accounting;

•	difficulties in retaining key employees of the acquired businesses; and

•	challenges arising from the increased geographic diversity and complexity of our operations.

Any of these factors may make it more difficult to repay our debt or have an adverse affect on results of operations. In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition expenses or the cost of acquired assets.

We derive a substantial portion of our revenues from foreign markets, which subjects us to additional business risks.

We conduct a substantial portion of our business outside of the United States. We currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, India, Ireland, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. In 2012, revenues from products sold outside the United States accounted for approximately 46% of our consolidated net sales.

We expect sales in international markets to represent a significant portion of our consolidated net sales (46%). Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

We have certain key customers.

Our relationships with certain key customers are important to us. From 2010 through 2012, sales to our largest customer exceeded 10% of our consolidated net sales. In 2012, our ten largest customers accounted for approximately 31% of our consolidated net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of net sales to our largest customers could have a material adverse impact on us.

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

Our product and application technology is supported by underlying chemistry that has been developed over many years. Ongoing research and development efforts focus on improving our internally developed and acquired technology and formulating changes to improve the performance, profitability and cost competitiveness of our products. If our competitors develop new technology, or if our customers’ technology requirements change, and we are not able to develop competitive technology, our business and financial results could suffer. Further, although we seek to protect our proprietary technology and information through confidentiality and trade secret protection programs and practices, patents, cybersecurity measures and other means, if we were unable to protect our material proprietary technology or information, our business and financial results could suffer.

Numerous laws and regulations affect our business.

We are subject to numerous laws and regulations that control the manufacturing, marketing, sale, use and disposal of our products. These laws and regulations include health, safety, product liability, environmental and labeling requirements applicable to our products and business.

Environmental laws and regulations control, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of hazardous and non-hazardous wastes, the investigation and remediation of soil and groundwater affected by hazardous substances, or otherwise relating to environmental protection and various health and safety matters. These environmental laws and regulations impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances and violations of these laws and regulations can also result in fines and penalties. We are currently undertaking remedial activities at a number of our facilities and properties, and have received notices under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or analogous state laws, of liability or potential liability in connection with the disposal of material from our operations or former operations. Pursuant to health, safety, product liability and labeling laws and regulations, we have also been subject to various governmental enforcement actions and litigation by individuals relating to the sale, use of or exposure to our products or materials used or contained in our products, including claims for property damage or personal injury claimed to have been caused by our products or materials used or contained in our products.

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

We lease our principal offices located in Minneapolis, Minnesota. North America manufacturing operations are conducted at 24 locations (22 owned; 2 leased) in the United States, Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 3,813,000, which includes approximately 130,000 square feet at our principal offices. Asia Pacific manufacturing operations are conducted at 15 locations (12 owned; 3 leased) in Australia, China, Malaysia, New Zealand, Singapore, Thailand and Vietnam, with a total combined square footage of approximately 1,995,000. European manufacturing operations are conducted at nine locations (8 owned; 1 leased) in France, Germany, Ireland, The Netherlands, Switzerland and the United Kingdom, with a total combined square footage of approximately 929,000. In South America, we own two manufacturing facilities in Brazil with square footage of approximately 468,000. In India, we own one manufacturing facility with square footage of approximately 121,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000.

Shown below is a breakdown of the approximate square footage of principal facilities by region as of October 26, 2012:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total
North America	3,290,000	523,000	3,813,000
Asia Pacific	1,887,000	108,000	1,995,000
Europe	834,000	95,000	929,000
Other	643,000	—	643,000
Total	6,654,000	726,000	7,380,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage
Coatings	3,664,000
Paints	2,889,000
All Other	827,000
Total	7,380,000

We believe our manufacturing properties are well maintained, in good operating condition and adequate for the purposes for which they are being used. Restructuring initiatives in 2012 included plant closures, which are reflected above. See Note 15 in Notes to Consolidated Financial Statements for more information. Operating capacity varies by product line, but additional production capacity is available for most product lines by increasing the number of days and/or shifts worked.

ITEM 3	LEGAL PROCEEDINGS

Environmental Matters
We are involved in various claims relating to environmental matters at a number of current and former plant sites and waste and management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (“PRP”) under federal and state environmental laws for site remediation. We analyze each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, we estimate the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are reviewed and adjusted as additional information becomes available. Our reserves are not discounted. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Other Legal Matters
We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
Gary E. Hendrickson	56	Chairman since June 2012, Chief Executive Officer since June 2011 and President since February 2008

Lori A. Walker	55	Senior Vice President and Chief Financial Officer since February 2008

Rolf Engh	59	Executive Vice President since July 2005, General Counsel and Secretary since April 1993

Anthony L. Blaine	45	Senior Vice President – Human Resources since January 2007

Cynthia A. Arnold	55	Senior Vice President and Chief Technology Officer since January 2011

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to June 2011, Mr. Hendrickson was Chief Operating Officer from February 2008 to June 2011 and Senior Vice President from July 2005 to February 2008. Mr. Hendrickson joined the Board of Directors in August 2009.

Prior to February 2008, Ms. Walker was Vice President, Treasurer and Controller since October 2004. On November 2, 2012, we announced that Ms. Walker intends to retire as our Chief Financial Officer (CFO) upon the hiring of a new CFO. We have commenced a search for a new CFO.

Prior to January 2011, Ms. Arnold was Chief Technology Officer at Sun Chemical Corporation since July 2004.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2012 and 2011 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2012	2011
First Quarter	$43.40–33.17	$37.60–31.13
Second Quarter	$52.12–42.50	$40.60–36.33
Third Quarter	$53.75–45.29	$39.50–32.45
Fourth Quarter	$59.81–48.05	$36.58–27.44

The quarterly dividend declared December 5, 2012, to be paid on December 28, 2012 to common stockholders of record December 17, 2012, was increased to $0.23 per share. The table below sets forth the quarterly dividends paid for fiscal years 2012 and 2011.

	Per Share Dividends
For the Fiscal Year	2012	2011
First Quarter	$0.20	$0.18
Second Quarter	$0.20	$0.18
Third Quarter	$0.20	$0.18
Fourth Quarter	$0.20	$0.18
	$0.80	$0.72

The number of record holders of our Common Stock at December 11, 2012 was 1,360.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
7/28/12– 8/24/12
Repurchase program	300,500	$50.66	300,500	3,506,700
Other transactions[2]	6,477	51.65	—	—
8/25/12– 9/21/12
Repurchase program	405,000	54.65	405,000	3,101,700
Other transactions[2]	356	58.68	—	—
9/22/12– 10/26/12
Repurchase program	560,000	57.52	560,000	2,541,700
[1]

On October 13, 2010, we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of October 26, 2012, we had repurchased 12,458,300 shares under this authorization and had 2,541,700 shares remaining under our current authorization. In December 2012, the board increased that share repurchase authorization to 15,000,000 shares.

[2]

Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

Stock Performance Graphs
The following graphs compare our cumulative total shareholder return for the last five fiscal years and the last ten fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graphs assume the investment of $100 in our Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2007 and fiscal 2002, respectively, and the reinvestment of all dividends.

The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc. and The Sherwin-Williams Company.

We included the ten-year graph because we believe the ten-year graph provides information regarding performance of our Common Stock over an extended period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
Fiscal Year End	2007	2008	2009	2010	2011	2012
Valspar	$100	$86	$109	$141	$161	$251
Peer Group	$100	$62	$76	$90	$95	$124
S&P 500	$100	$64	$71	$83	$91	$103

Assumes $100 invested on October 26, 2007 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

COMPARISON OF TEN YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
Fiscal Year End	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
Valspar	$100	$117	$116	$111	$137	$129	$110	$141	$182	$208	$324
Peer Group	$100	$113	$135	$134	$165	$188	$116	$142	$170	$179	$233
S&P 500	$100	$119	$130	$141	$165	$187	$121	$133	$155	$171	$192

Assumes $100 invested on October 25, 2002 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years
(Dollars in thousands,
except per share amounts)		2012	2011	2010	2009	2008
Operating Results	Net Sales	$4,020,851	$3,952,954	$3,226,687	$2,879,042	$3,482,378
	Cost and Expenses
	Cost of Sales	2,667,147	2,721,146	2,155,009	1,900,114	2,504,947
	Operating Expense	871,434	862,160	695,601	687,960	684,056
	Impairment of Goodwill and Intangible Assets	—	409,714	—	—	—
	Income (Loss) from Operations	482,270	(40,066)	376,077	290,968	293,375
	Interest Expense	67,604	61,511	58,267	50,394	57,745
	Other (Income) Expense – Net	(2,558)	1,577	(1,387)	2,246	6,933
	Income (Loss) Before Income Taxes	417,224	(103,154)	319,197	238,328	228,697
	Net Income (Loss)	292,497	(138,601)	222,056	160,153	150,766
	Net Income as a Percent of Sales	7.3%	N/A	6.9%	5.6%	4.3%
	Return on Average Equity	24.0%	N/A	14.2%	10.8%	10.6%
	Per Common Share:
	Net Income (Loss) – Basic	$3.20	$(1.47)	$2.25	$1.50	$1.39
	Net Income (Loss) – Diluted[1]	3.10	(1.47)	2.20	1.49	1.38
	Dividends Paid	0.80	0.72	0.64	0.60	0.56
Financial Position	Total Assets	$3,626,836	$3,500,151	$3,867,936	$3,511,024	$3,520,042
	Working Capital[2]	538,559	538,025	530,435	406,638	435,897
	Property, Plant and Equipment, Net	550,968	548,253	567,630	471,088	489,716
	Long-Term Debt, Net of Current Portion	1,012,578	679,805	943,216	873,095	763,129
	Stockholders’ Equity	1,223,523	1,212,550	1,630,365	1,504,507	1,452,868
Other Statistics	Property, Plant and Equipment Expenditures	$89,363	$66,469	$67,732	$57,897	$43,045
	Depreciation and Amortization Expense	93,704	97,747	81,312	82,862	80,831
	Research and Development Expense	117,109	115,416	100,236	91,303	96,552
	Total Cash Dividends	$73,351	$68,164	$63,279	$60,116	$55,854
	Average Diluted Common Shares Outstanding (000’s)	94,380	94,310	100,866	100,921	100,326
	Number of Stockholders at Year End	1,365	1,405	1,432	1,449	1,467
	Number of Employees at Year End	9,755	10,020	10,180	8,788	9,341
	Market Price Range – Common Stock:
	High	$59.81	$40.60	$33.13	$28.60	$26.20
	Low	33.17	27.44	25.11	14.47	16.02

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

[1]

In 2012, 2011, 2010, 2009 and 2008, net income (loss) per common share diluted includes $0.18, $0.24, $0.08, $0.18 and $0.16 per share in restructuring charges, respectively. See Note 15 in Notes to Consolidated Financial Statements for more information on 2012, 2011 and 2010. Net income (loss) per common share diluted for 2011 includes an impairment charge on goodwill and intangible assets of $3.75. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 and Note 8 in Notes to Consolidated Financial Statements for more information. In 2011 and 2010, net income (loss) per common share diluted includes $0.09 and $0.03 in acquisition-related charges, respectively, related to the step-up of inventory to fair value and acquisition fees, respectively. Net income (loss) per common share diluted in 2010 and 2008 includes gains on sale of certain assets of $0.08 and $0.09, respectively. Huarun Redeemable Stock accrual reduced net income (loss) per common share diluted by $0.10 in 2009 and $0.12 in 2008. The accrual was related to our minority interest shares of Huarun Paints Holding Company Limited. Adjusted net income per common share diluted, excluding the items mentioned above, was $3.28 for 2012, $2.65 for 2011, which includes a dilutive share impact of $0.04, $2.23 for 2010, $1.77 for 2009 and $1.57 for 2008. See related reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Earnings per Share” for more information on 2012 and 2011.

[2]	Working Capital is defined as accounts and notes receivable plus inventory less trade accounts payable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

OVERVIEW
The Valspar Corporation is a global leader in the paint and coatings industry. With fiscal year 2012 net sales of $4,020,851 and more than 9,800 employees in over 25 countries, we believe we are the fifth largest paint and coatings supplier in the world. Our strong consumer brands and leading technologies, together with our technical expertise and customer service, differentiate us from our competition and allow us to grow and create value with customers in a wide variety of geographic and end-use markets.

Our fundamental business objective is to create long-term value for our shareholders. We accomplish this by:

•	focusing on our customers and delivering coatings products and solutions based on a deep understanding of their needs;

•	investing in our brands and developing innovative, proprietary technologies;

•	expanding our global presence;

•	enhancing the productivity of our business by maximizing efficiencies in procurement, manufacturing and process adherence;

•	maintaining operational discipline and prudent cost control;

•	generating strong cash flow; and

•	optimizing our allocation of capital to maintain and grow the business, increase dividends, fund internal growth initiatives and strategic acquisitions, and repurchase shares.

In addition to delivering sound financial results and creating value for our shareholders, we are committed to:

•	adhering to our values, ethical business conduct and doing business with integrity;

•

improving the safety and reducing the environmental footprint of our business and the products we manufacture while also delivering coatings solutions that enable our customers to meet their environmental and safety objectives; and

•	demonstrating our corporate citizenship by supporting the communities where we work and live through volunteer efforts and philanthropy.

The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors
The global demand environment remained challenging in 2012. In the U.S., market conditions have been slow to recover after the global recession. Additionally, we saw softening demand in international markets, particularly in Europe. Residential construction markets weakened in China and Australia. Demand in Latin America continued to grow, though at a slower rate than in prior years. We expect market conditions to be similar in 2013.

Raw material costs in the chemical industry have been volatile over the past several years. In 2012, the Paint industry continued to be affected by year-over-year increases in raw material costs, though these costs began to moderate in the second half of the year. We expect raw material costs to remain near current levels in the short term.

Despite the challenging global economic conditions, we continued to make solid progress on our long-term growth initiatives by:

•	Continuing to invest in our consumer brands – Valpsar, Cabot, Huarun and Wattyl.

•

Introducing the “Love Your Color Guarantee™” consumer marketing program in the United States and Australia. This branding initiative ensures consumers are satisfied with the color of their Valspar paint purchase. The campaign has resonated with consumers and we announced an extension of the program into 2013.

•

Entering into an agreement with B&Q, an operating company of Kingfisher plc, the world’s third largest DIY retail conglomerate, to supply a full selection of premium Valspar paint to all 350 of its locations in the United Kingdom and Ireland. This initiative substantially expands our presence in the European decorative paint market.

•

Continuing our technology investments, enabling us to deliver product lines that are differentiated from our competition. To further support our global technology platform, we opened a state of the art research and development (R&D) facility in Guangzhou, China and announced the expansion of our primary R&D campus in Minneapolis.

•

Focusing on productivity improvements, including initiatives to improve processes that generate savings across all product lines and corporate functions. Additionally, we successfully completed a series of initiatives to improve profitability in our Australian consumer paints product line.

•

Expanding our presence in China with the construction of a new manufacturing facility in Tianjin. This new plant will increase our capacity in a growing region and provides additional manufacturing and distribution flexibility.

•

Returning cash to shareholders by increasing our annual dividend 11.1% to $0.80 per share in fiscal year 2012, our 34th consecutive year with a dividend increase, and by repurchasing 5,708,300 shares for $272,537, which more than offset the exercise of stock options.

Business Performance
Net sales in 2012 increased 1.7% to $4,020,851 from $3,952,954 in 2011. Excluding the impact of foreign currency exchange and acquisitions, sales increased 2.6% due to carryover selling price increases across all product lines and new business gains across most of our product lines. The increase was partially offset by volume declines due to uneven demand in our global markets and our decision to exit a small number of relatively high volume, unprofitable products and customers. Our international sales accounted for approximately 46% of consolidated net sales. Net income, excluding the impairment charges related to goodwill and intangible assets (impairment charge) in 2011, increased by 30.1%. The improvement was driven by the benefit from carryover selling price increases, productivity gains, new business at higher average gross margins, lower restructuring charges in our Coatings segment in 2012 and acquisition-related charges recognized in 2011. The improvement was partially offset by volume declines due to market softness, higher raw material costs and the impact of interest expense and a higher tax rate.

During the 2012 fiscal year, we generated $186,154 in free cash flow (net cash provided by operating activities of $348,868 less capital expenditures and dividends), an increase of $29,613 from the prior year due to improved operating results. We believe the non-GAAP measure (free cash flow) provides useful information to both management and investors by including the amount reinvested in the business for capital expenditures and the return on investment to our shareholders through payment of dividends. Our total debt of $1,151,109, including notes payable, increased by $93,985 due to our bond issuance and share repurchases, partially offset by operating cash flow and option exercise proceeds. In January 2012, we strengthened our liquidity position by issuing $400,000 of Senior Notes due January 15, 2022 with a coupon rate of 4.20%. We used the net proceeds for general corporate purposes, including paying down our commercial paper and retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012. Our liquidity position is strong, with $253,327 in cash and cash equivalents and $507,328 in unused committed bank credit facilities providing total committed liquidity of $760,655 at year-end, compared to $601,802 at the end of 2011.

Restructuring
We continually evaluate our cost structure in the normal course of our business. In fiscal year 2012, we exited the gelcoat products market, initiated the consolidation of a manufacturing facility in our Paints segment and continued our 2011 efforts to improve the profitability of our Australian paints product line. Additionally, in fiscal year 2011, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. The total cost was $0.42 per share after tax, which includes $0.24 per share after tax charges incurred in fiscal year 2011. Restructuring activities during fiscal year 2012 resulted in pre-tax charges of $25,845 or $0.18 per share after tax. See Note 15 in Notes to Consolidated Financial Statements for further information on restructuring.

Earnings Per Share
Net income (loss) per common share – diluted was $3.10 for 2012 and ($1.47) for 2011. The table below presents adjusted net income per common share – diluted, which excludes in the respective periods (i) restructuring charges, (ii) acqusition-related charges and (iii) the non-cash impairment charge on goodwill and intangible assets.

	2012	2011
Net income (loss) per common share – diluted	$3.10	$(1.47)
Restructuring charges	0.18	0.24
Acquisition-related charges	—	0.09
Impact of dilutive shares[1]	—	0.04
Non-cash impairment charge on goodwill and intangible assets[2]	—	3.75
Adjusted net income per common share – diluted	$3.28	$2.65
[1]

In the non-GAAP reconciliation of adjusted net income per common share – diluted, we used 97,054,164 diluted shares for the 2011 period to reflect positive net income on an adjusted basis and the related share dilution.

[2]

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. The impairment charge resulted from changes in the structure of our reporting units used to conduct our impairment testing, as well as changes in our forecasts for the respective reporting units in light of economic conditions prevailing in the markets for these product lines. See Note 1 and Note 8 in Notes to Consolidated Financial Statements for further information related to our 2011 impairment charge.

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. We disclose this measure because we believe the measure may assist investors in comparing our results of operations without regard to restructuring charges, the impact of the non-cash impairment charge on goodwill and intangible assets and/or acquisition-related charges. The acquisition-related charges are primarily related to the step-up of inventory from our Australian acquisition in the Paints segment to fair value. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance. We believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses and non-cash charges, which may not be indicative of our core operating results. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 8 and Note 15 in Notes to Consolidated Financial Statements for further information on goodwill and intangible assets and restructuring, respectively.

OPERATIONS 2012 VS. 2011

Net Sales	2012	2011	% Change
Coatings	$2,176,732	$2,092,490	4.0%
Paints	1,604,599	1,612,219	-0.5%
All Other	239,520	248,245	-3.5%
Consolidated Net Sales	$4,020,851	$3,952,954	1.7%

•

Consolidated Net Sales – Adjusting for the negative impact of 1.3% from foreign currency and the positive impact of 0.4% from acquisitions, sales for 2012 increased 2.6%. The increase in sales was due to carryover selling price increases in all product lines and new business, primarily in our Coatings segment. The increase was partially offset by volume declines caused by uneven demand in our global markets.

•

Coatings Segment Net Sales – Adjusting for the negative impact of 2.3% from foreign currency and the positive impact of 0.8% from acquisitions, sales for 2012 increased 5.5%. The increase in sales was primarily due to new business and carryover selling price increases in all product lines. The increase was partially offset by volume declines caused by our decision to exit a small number of relatively high volume, unprofitable products and customers, and overall market softness.

•

Paints Segment Net Sales – Sales for 2012 decreased 0.5%. There was no net foreign currency impact. The decrease in sales was primarily driven by declines in our Australia region due to a weak residential housing market, our efforts to rationalize company stores and loss of a large retail customer. This was partially offset by higher sales volumes in our China consumer paints product line.

•

All Other Net Sales – The All Other category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Adjusting for the negative impact of 0.7% from foreign currency, sales for the 2012 period decreased 2.8%. The decline was primarily due to lower sales in the gelcoat products market which we exited in the fourth quarter of 2012.

Gross Profit	2012	2011
Consolidated Gross Profit	$1,353,704	$1,231,808
As a percent of Net Sales	33.7%	31.2%

•

Gross Profit – Gross profit as a percent of net sales increased primarily due to our carryover selling price increases, productivity improvements, including savings from our previously completed restructuring actions, new business at higher average gross margins, acquisition-related charges recognized in 2011 and lower restructuring charges in 2012. The improvement was partially offset by higher raw material costs. Restructuring charges of $16,199 or 0.4% of net sales and $25,563 or 0.6% of net sales were included in the 2012 and 2011 periods, respectively. There were no acquisition-related charges included in gross profit in the 2012 period. Acquisition-related charges of $11,416 or 0.3% of net sales related to the step-up of inventory to fair value were included in the 2011 period.

Operating Expenses	2012	2011
Consolidated Operating Expenses[1]	$871,434	$862,160
As a percent of Net Sales	21.7%	21.8%
[1]	Includes research and development and selling, general and administrative costs. For breakout see Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased 1.1% or $9,274 compared to the prior year. The increase was driven primarily by higher incentive compensation and investments in growth initiatives, partially offset by savings from previously completed restructuring initiatives. Restructuring charges of $9,646 or 0.2% of net sales and $8,876 or 0.2% of net sales were included in the 2012 and 2011 periods, respectively. There were no acquisition-related charges included in operating expenses in the 2012 period. Acquisition-related charges of $1,859 or 0.1% of net sales were included in operating expenses in the 2011 period.

•	Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales decreased 0.1 percentage points compared to last year.

EBIT	2012	2011
Coatings	$356,389	$(112,209)
As a percent of Net Sales	16.4%	-5.4%
Paints	159,598	134,886
As a percent of Net Sales	9.9%	8.4%
All Other	(31,159)	(64,320)
As a percent of Net Sales	-13.0%	-25.9%
Consolidated EBIT	$484,828	$(41,643)
As a percent of Net Sales	12.1%	-1.1%

•

Consolidated EBIT – EBIT for 2012 increased $526,471 from the prior year. Fiscal year 2012 includes restructuring charges of $25,845 or 0.6% of net sales. Fiscal year 2011 includes the impairment charge of $409,714 or 10.4% of net sales, restructuring charges of $34,439 or 0.9% of net sales and acquisition-related charges of $13,275 or 0.3% net sales. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales increased primarily due to the impairment charge recognized in 2011, carryover selling price increases, productivity improvements, including savings from our previously completed restructuring actions, higher margin new business and lower restructuring charges in 2012. The increase was partially offset by higher raw material costs. The restructuring charges for 2012 and 2011 periods were $1,418 or 0.1% of net sales and $20,940 or 1.0% of net sales, respectively. There were no acquisition-related charges included in EBIT in the 2012 period. EBIT included acquisition-related charges of $1,859 or 0.1% of net sales in the 2011 period. There was no impairment charge on goodwill and intangible assets included in EBIT in the 2012 period. EBIT included an impairment charge of $368,062 or 17.6% of net sales in the 2011 period.

•

Paints Segment EBIT – EBIT as a percent of net sales increased primarily due to selling price increases, productivity improvements, including savings from our previously completed restructuring actions particularly in our Australia paints product line, and acquisition-related charges recognized in the first half of 2011. These improvements were partially offset by higher raw material costs and higher restructuring charges in 2012 versus 2011. The restructuring charges for 2012 and 2011 periods were $18,392 or 1.1% of net sales and $13,013 or 0.8% of net sales, respectively. There were no acquisition-related charges included in EBIT in the 2012 period. EBIT included acquisition-related charges of $11,416 or 0.7% of net sales in the 2011 period.

•

All Other EBIT – All Other EBIT includes corporate expenses. EBIT as a percent of net sales increased compared to the prior year primarily due to the impairment charge of $41,652 or 16.8% of net sales recognized in the fourth quarter of 2011, partially offset by higher restructuring charges in the 2012 period. EBIT included restructuring charges of $6,035 or 2.5% of net sales and $486 or 0.2% of net sales in the 2012 and 2011 periods, respectively.

Interest Expense	2012	2011
Consolidated Interest Expense	$67,604	$61,511

•

Interest Expense – The 2012 increase reflects the issuance of $400,000 in Senior Notes in the first quarter of 2012 and an increase in our weighted average interest rate to 5.70% in 2012 from 5.36% in 2011.

Effective Tax Rate	2012	2011
Effective Tax Rate	29.9%	34.4%

•

Effective Tax Rate – The lower effective tax rate in 2012 is due to the impact of impairment charges in 2011, which are nondeductible for tax purposes. Excluding the impact of the impairment charges, our fiscal 2011 effective tax rate was 26.7%. The comparatively higher 2012 effective tax rate of 29.9% was driven by an unfavorable geographic mix of earnings in 2012, favorable tax rulings in 2011 and lower discrete benefits from statute lapses in 2012.

Net Income (Loss)	2012	2011	% Change
Consolidated Net Income (Loss)	$292,497	$(138,601)	311.0%

OPERATIONS 2011 VS. 2010

Net Sales	2011	2010	% Change
Coatings	$2,092,490	$1,814,804	15.3%
Paints	1,612,219	1,176,831	37.0%
All Other	248,245	235,052	5.6%
Consolidated Net Sales	$3,952,954	$3,226,687	22.5%

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

Operating Expenses	2011	2010
Consolidated Operating Expenses[1]	$862,160	$695,601
As a percent of Net Sales	21.8%	21.6%
[1]	Includes research and development and selling, general and administrative costs. For breakout see Consolidated Statements of Operations.

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

EBIT	2011	2010
Coatings	$(112,209)	$256,466
As a percent of Net Sales	-5.4%	14.1%
Paints	134,886	151,432
As a percent of Net Sales	8.4%	12.9%
All Other	(64,320)	(30,434)
As a percent of Net Sales	-25.9%	-12.9%
Consolidated EBIT	$(41,643)	$377,464
As a percent of Net Sales	-1.1%	11.7%

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

FINANCIAL CONDITION
Our financial condition, cash flow and liquidity remained strong in 2012. Cash flow from operations was $348,868 in 2012, compared to $291,174 in 2011 and $265,881 in 2010. The improvement in cash flow in 2012 was primarily driven by higher earnings, along with efficient working capital management. A key metric we use to measure the effectiveness of our working capital management is net working capital as a percentage of annual net sales:

	October 26, 2012	% of Net Sales	October 28, 2011	% of Net Sales
Accounts and notes receivable, net	$681,099	16.9%	$664,855	16.8%
Inventories	360,427	9.0%	336,750	8.5%
Trade accounts payable	(502,967)	-12.5%	(463,580)	-11.7%
Net Working Capital	$538,559	13.4%	$538,025	13.6%

Our net working capital as a percentage of net sales decreased to 13.4% from 13.6%. This improvement was driven by our effective working capital management, in particular, accounts payable where we have implemented several initiatives to increase our days payable outstanding.

During the 2012 period, we used the strong cash flow from operations and $88,263 in net proceeds from bank borrowings to fund $272,537 in share repurchases and $89,363 in capital expenditures. We used cash on hand and $49,989 in proceeds from the sale of treasury stock to fund $73,351 in dividend payments.

In the first quarter of 2012, we issued $400,000 of unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The proceeds, net of issuance costs, were $396,816. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds for general corporate purposes, including paying down our commercial paper borrowings and retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012.

See Notes 1 and 18 in Notes to Consolidated Financial Statements for more information related to our restricted cash primarily associated with cash collateralization of our liability insurance programs.

The ratio of total debt to capital was 48.5% at October 26, 2012, compared to 46.6% at October 28, 2011. Average debt outstanding during 2012 was $1,185,272 at a weighted average interest rate of 5.70% versus $1,146,699 at 5.36% last year. Interest expense for 2012 was $67,604 compared to $61,511 in 2011.

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

The following table summarizes our fixed cash obligations as of October 26, 2012 for the fiscal years ending in October:

	2013	2014	2015	2016	2017	2018 and thereafter	Total
Notes & Interest to Banks	$140,796	$23	$63	$—	$—	$—	$140,882
Senior Notes & Interest	55,275	55,275	203,363	47,625	193,087	806,744	1,361,369
Industrial Development Bonds & Interest	45	45	12,531	—	—	—	12,621
Medical Retiree/SERP/Pension	5,453	1,703	1,722	1,511	1,843	18,107	30,339
Operating Leases	35,250	24,056	16,444	12,019	10,396	28,549	126,714
Capital Expenditures	1,258	—	—	—	—	—	1,258
Commodity Purchase Commitments	1,880	—	—	—	—	—	1,880
Telecommunication Commitments	2,350	833	—	—	—	—	3,183
Total Contractual Cash Obligations	$242,307	$81,935	$234,123	$61,155	$205,326	$853,400	$1,678,246

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, gross unrecognized tax benefits of $9,965 as of October 26, 2012, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 10 in Notes to Consolidated Financial Statements.

We maintain an unsecured revolving credit facility with a syndicate of banks expiring in December 2014 and a U.S. dollar equivalent unsecured committed revolving bilateral credit facility expiring September 2013. As of October 26, 2012 and October 28, 2011 our bank credit facilities consisted of the following:

	October 26, 2012
	Total Outstanding	Facility Size
December 2014 bank syndicate facility[1]	$91,984	$550,000
September 2013 bilateral facility	44,090	93,402
Total unsecured committed revolving credit	136,074	643,402
Uncommitted bank lines of credit	2,533	147,461
Total Bank Credit Facilities	$138,607	$790,863

	October 28, 2011
	Total Outstanding	Facility Size
December 2014 bank syndicate facility[1]	$153,955	$550,000
June 2012 bilateral facility	7,803	14,631
September 2013 bilateral facility	67,024	87,786
Total unsecured committed revolving credit	228,782	652,417
Uncommitted bank lines of credit	15,840	165,568
Total Bank Credit Facilities	$244,622	$817,985
[1]

Our bank syndicate facility includes $91,984 and $153,955 of commercial paper as of October 26, 2012 and October 28, 2011, respectively. We have a $350,000 commercial paper program backstopped by our $550,000 credit facility.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 26, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

At October 26, 2012, we had unused lines of committed and uncommitted credit available from banks of $652,256.

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

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of October 26, 2012.

We paid common stock dividends of $73,351 or $0.80 per share in 2012, an increase of 11.1% per share over 2011 common stock dividends of $68,164 or $0.72 per share.

We have continuing authorization to purchase shares of our common stock at management’s discretion for general corporate purposes. We repurchased 5,708,300 shares totaling $272,537 in 2012 compared to 6,750,000 shares totaling $241,831 in 2011 and 4,000,000 shares totaling $118,671 in 2010. At October 26, 2012 we had 2,541,700 shares remaining under our current authorization. In December 2012, the board increased that share repurchase authorization to 15,000,000 shares.

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

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. Our reserves are not discounted. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, we believe there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

CRITICAL ACCOUNTING ESTIMATES
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

We believe the following areas are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements and that the judgments and estimates are reasonable:

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

Goodwill for our reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. We use the following four material assumptions in our fair value analysis: (a) discount rates; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

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

During the fourth quarter of 2012, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified. For purposes of the 2012 impairment analysis, we reconsidered the appropriate reporting units as a result of the impairment charge recognized in the fourth quarter of 2011. There was no change to our reporting units, other than our exit from the gelcoat products market in the current year.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood coatings and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. No impairment to the carrying values of the other reporting units was identified.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as long-term sales growth rates, forecasted operating margins, market multiples and our discount rate, are based on the best available market information and are consistent with our internal forecasts and operating plans. Additionally, in assessing goodwill impairment we considered the implied control premium and concluded it was reasonable based on other recent market transactions. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

The discount rate, long-term sales growth rate, forecasted operating margins and market multiple assumptions are the four material assumptions utilized in our calculations of the present value cash flows and the business enterprise fair value used to estimate the fair value of the reporting units when performing the annual goodwill impairment test and in testing indefinite-lived intangible assets for impairment. We utilize a cash flow approach (Level 3 valuation technique) in estimating the fair value of the reporting units for the income approach, where the discount rate reflects a weighted average cost of capital rate. The cash flow model used to derive fair value is most sensitive to the discount rate, long-term sales growth rate and forecasted operating margin assumptions used. For the market approach, average revenue and earnings before interest, tax, depreciation and amortization multiples derived from our peer group are weighted and adjusted for size, risk and growth of the individual reporting unit to determine the reporting unit’s business enterprise fair value. The resulting values from the two approaches are weighted to derive the final fair value of the reporting units that will be compared with the reporting units carrying value when assessing impairment in step 1.

For reporting units that do not fail step 1, we perform a sensitivity analysis on the discount rate, long-term sales growth rate and forecasted operating margin assumptions. The discount rate could increase by more than 10% of the discount rate utilized, the long-term sales growth rate assumption could decline to a zero growth environment, or costs could remain at the current spending level with no cost savings realized in future periods and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value. In fiscal 2012, we have no reporting units that are at risk of failing step 1 of our goodwill or indefinite-lived intangible asset impairment tests. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

The assumptions used in our impairment testing could be adversely affected by certain risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill and intangible assets, see Note 1 and 8 in Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. The amounts recognized in our financial statements are determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,616 in 2012. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 13 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

Income Taxes
At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2009 and 2010 in October 2012. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

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

We are also subject to interest rate risk. At October 26, 2012, approximately 13.1% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 26, 2012 based on the framework set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 26, 2012. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 26, 2012. That report is included herein.

Gary E. Hendrickson
Chairman and Chief Executive Officer

Lori A. Walker
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Valspar Corporation

We have audited The Valspar Corporation and subsidiaries’ internal control over financial reporting as of October 26, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Valspar Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 26, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of October 26, 2012 and October 28, 2011 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 26, 2012 of The Valspar Corporation and subsidiaries and our report dated December 19, 2012 expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 19, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 26, 2012 and October 28, 2011, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 26, 2012. Our audits also included the financial statement schedule listed in Item 15 (a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 26, 2012, and October 28, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 26, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 26, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 19, 2012 expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 19, 2012

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 26, 2012	October 28, 2011
Assets
Current Assets	Cash and cash equivalents	$253,327	$178,167
	Restricted Cash	19,907	20,378
	Accounts and notes receivable less allowance (2012 – $13,223; 2011 – $14,977)	681,099	664,855
	Inventories	360,427	336,750
	Deferred income taxes	42,083	50,685
	Prepaid expenses and other	92,334	74,302
	Total Current Assets	1,449,177	1,325,137
Goodwill		1,056,669	1,058,006
Intangibles, net		550,106	553,286
Other Assets		14,738	13,560
Long-Term Deferred Income Taxes		5,178	1,909
Property, Plant and Equipment
	Land	81,878	72,838
	Buildings	402,914	390,389
	Machinery and equipment	928,642	889,055
	Gross property, plant and equipment	1,413,434	1,352,282
	Less accumulated depreciation	(862,466)	(804,029)
	Net Property, Plant and Equipment	550,968	548,253
	Total Assets	$3,626,836	$3,500,151
Liabilities and Stockholders’ Equity
Current Liabilities	Short-term debt	$94,441	$169,516
	Current portion of long-term debt	44,090	207,803
	Trade accounts payable	502,967	463,580
	Income taxes	4,612	17,684
	Other accrued liabilities	380,662	401,350
	Total Current Liabilities	1,026,772	1,259,933
	Long-Term Debt, Net of Current Portion	1,012,578	679,805
	Deferred Income Taxes	216,314	214,920
	Other Long-Term Liabilities	147,649	132,943
	Total Liabilities	2,403,313	2,287,601
Stockholders’ Equity	Common stock (par value $0.50; authorized – 250,000,000 shares; shares issued, including shares in treasury – 2012: 118,442,624; 2011: 118,442,624)	59,220	59,220
	Additional paid-in capital	421,281	397,793
	Retained Earnings	1,440,896	1,221,750
	Accumulated other comprehensive income (loss)	50,272	62,779
	Less cost of common stock in treasury (2012 – 28,276,819; 2011 – 24,888,494)	(748,146)	(528,992)
	Total Stockholders’ Equity	1,223,523	1,212,550
	Total Liabilities and Stockholders’ Equity	$3,626,836	$3,500,151

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

For the Year Ended	October 26, 2012 (52 weeks)	October 28, 2011 (52 weeks)	October 29, 2010 (52 weeks)
Net Sales	$4,020,851	$3,952,954	$3,226,687
Cost of Sales	2,667,147	2,721,146	2,155,009
Gross Profit	1,353,704	1,231,808	1,071,678
Research and Development	117,109	115,416	100,236
Selling, General and Administrative	754,325	746,744	595,365
Operating Expenses	871,434	862,160	695,601
Impairment of Goodwill and Intangible Assets[1]	—	409,714	—
Income (Loss) from Operations	482,270	(40,066)	376,077
Interest Expense	67,604	61,511	58,267
Other (Income) Expense – net	(2,558)	1,577	(1,387)
Income (Loss) before Income Taxes	417,224	(103,154)	319,197
Income Taxes	124,727	35,447	97,141
Net Income (Loss)	$292,497	$(138,601)	$222,056
Net Income (Loss) Per Common Share – Basic	$3.20	$(1.47)	$2.25
Net Income (Loss) Per Common Share – Diluted	$3.10	$(1.47)	$2.20
[1]	For more information on the Impairment of Goodwill and Intangible Assets see Note 1 and Note 8 in Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

For the Year Ended	October 26, 2012 (52 weeks)	October 28, 2011 (52 weeks)	October 29, 2010 (52 weeks)
Net Income (Loss)	$292,497	$(138,601)	$222,056
Other Comprehensive Income (Loss):
Foreign Currency Translation	6,819	(7,175)	21,921
Change in Benefit Obligations	(19,615)	(9,540)	(1,001)
Net Gain (Loss) on Financial Instruments	(7,074)	(20,815)	(668)
Income Tax Benefit (Expense)	7,363	12,222	(162)
Other Comprehensive Income (Loss)	(12,507)	(25,308)	20,090
Comprehensive Income (Loss)	$279,990	$(163,909)	$242,146

See Notes to Consolidated Financial Statements

Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 30, 2009	$59,220	$353,086	$1,269,738	$(245,534)	$67,997	$1,504,507
Net Income (Loss)	—	—	222,056	—	—	222,056
Other Comprehensive Income (Loss)	—	—	—	—	20,090	20,090
Restricted Stock Granted for 325,949 Shares, net of forfeitures	—	2,327	—	4,340	—	6,667
Director Stock Granted for 21,842 Shares	—	—	—	351	—	351
Common Stock Options Exercised of 2,232,383 Shares	—	18,743	—	30,890	—	49,633
Purchase of Shares of Common Stock for Treasury of 4,000,000 Shares	—	—	—	(118,671)	—	(118,671)
Cash Dividends on Common Stock – $0.64 per Share	—	—	(63,279)	—	—	(63,279)
Stock Option Expense	—	9,011	—	—	—	9,011
Balance, October 29, 2010	$59,220	$383,167	$1,428,515	$(328,624)	$88,087	$1,630,365
Net Income (Loss)	—	—	(138,601)	—	—	(138,601)
Other Comprehensive Income (Loss)	—	—	—	—	(25,308)	(25,308)
Restricted Stock Granted for 225,691 Shares, net of forfeitures	—	4,223	—	4,054	—	8,277
Director Stock Granted for 21,258 Shares	—	—	—	452	—	452
Common Stock Options Exercised of 2,122,962 Shares	—	13,487	—	36,957	—	50,444
Purchase of Shares of Common Stock for Treasury of 6,750,000 Shares	—	—	—	(241,831)	—	(241,831)
Cash Dividends on Common Stock – $0.72 per Share	—	—	(68,164)	—	—	(68,164)
Stock Option Expense	—	8,370	—	—	—	8,370
Purchase of equity award shares	—	(11,454)	—	—	—	(11,454)
Balance, October 28, 2011	$59,220	$397,793	$1,221,750	$(528,992)	$62,779	$1,212,550
Net Income (Loss)	—	—	292,497	—	—	292,497
Other Comprehensive Income (Loss)	—	—	—	—	(12,507)	(12,507)
Restricted Stock Granted for 77,622 Shares, net of forfeitures	—	1,588	—	1,707	—	3,295
Director Stock Granted for 11,847 Shares	—	—	—	309	—	309
Common Stock Options Exercised of 2,315,413 Shares	—	18,068	—	51,367	—	69,435
Purchase of Shares of Common Stock for Treasury of 5,708,300 Shares	—	—	—	(272,537)	—	(272,537)
Cash Dividends on Common Stock – $0.80 per Share	—	—	(73,351)	—	—	(73,351)
Stock Option Expense	—	7,801	—	—	—	7,801
Purchase of equity award shares	—	(3,969)	—	—	—	(3,969)
Balance, October 26, 2012	$59,220	$421,281	$1,440,896	$(748,146)	$50,272	$1,223,523

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

For the Year Ended	October 26, 2012 (52 weeks)	October 28, 2011 (52 weeks)	October 29, 2010 (52 weeks)
Operating Activities:
Net income (loss)	$292,497	$(138,601)	$222,056
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	87,151	90,109	74,039
Amortization	6,553	7,638	7,273
Stock-based compensation	14,352	9,783	9,011
Deferred income taxes	12,321	(35,906)	3,240
Impairment of Goodwill and Intangible Assets	—	409,714	—
(Gain)/loss on asset divestitures	(1,311)	(420)	(12,419)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(10,883)	(32,038)	(58,892)
(Increase)/decrease in inventories and other assets	(35,678)	30,667	(40,251)
Increase/(decrease) in trade accounts payable and other accrued liabilities	55,785	2,641	67,514
Increase/(decrease) in income taxes payable	(32,002)	(23,979)	21,900
Increase/(decrease) in other deferred liabilities	(18,011)	(31,925)	(20,102)
Settlement of Treasury Lock Contracts	(27,875)	—	—
Other	5,969	3,491	(7,488)
Net Cash (Used In)/Provided By Operating Activities	348,868	291,174	265,881
Investing Activities:
Purchases of property, plant and equipment	(89,363)	(66,469)	(67,732)
Acquisition of businesses, net of cash acquired	—	(30,579)	(143,365)
Cash proceeds on disposal of assets	6,205	3,649	27,808
(Increase)/decrease in restricted cash	471	(3,589)	(12,574)
Net Cash (Used In)/Provided By Investing Activities	(82,687)	(96,988)	(195,863)
Financing Activities:
Net proceeds from issuance of debt	396,816	—	40,984
Payment on retirement of debt	(200,000)	—	—
Net change in other borrowings	(46,582)	(53,408)	(132)
Net proceeds (repayments) of commercial paper	(61,971)	153,955	—
Proceeds from sale of treasury stock	49,989	41,087	41,917
Treasury stock purchases	(272,537)	(241,831)	(118,671)
Excess tax benefit from stock-based compensation	17,093	7,239	4,791
Dividends paid	(73,351)	(68,164)	(63,279)
Purchase of equity award shares	(7,614)	(11,454)	—
Net Cash (Used In)/Provided By Financing Activities	(198,157)	(172,576)	(94,390)
Increase/(Decrease) in Cash and Cash Equivalents	68,024	21,610	(24,372)
Effect of exchange rate changes on Cash and Cash Equivalents	7,136	(11,064)	4,274
Cash and Cash Equivalents at Beginning of Period	178,167	167,621	187,719
Cash and Cash Equivalents at End of Period	$253,327	$178,167	$167,621

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2012, 2011 and 2010
(Dollars and foreign currencies in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2012, 2011 and 2010 all include 52 weeks.

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

Impairment of Long-Lived Tangible and Intangible Assets with Finite Lives: We evaluate long-lived assets, including tangible and intangible assets with finite lives, for indicators of impairment. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. When reviewing for impairment, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally by discounting expected future cash flows. Intangibles with finite lives (patents and customer lists) are amortized.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets consist of purchased technology, trademarks and trade names.

Goodwill for our reporting units is reviewed for impairment at least annually using a two-step process. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. We use the following four material assumptions in our fair value analysis: (a) discount rates; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

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

During the fourth quarter of 2012, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified. For purposes of the 2012 impairment analysis, we reconsidered the appropriate reporting units as a result of the impairment charge recognized in the fourth quarter of 2011. There was no change to our reporting units, other than our exit from the gelcoat products market in the current year.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood coatings and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. No impairment to the carrying values of the other reporting units was identified.

In performing the 2011 impairment analysis, we reconsidered the appropriate reporting units as a result of: (i) the long-term financial outlook determined as part of our strategic planning process which occurs in the fourth quarter; (ii) the current volatility in the markets in which we compete; and (iii) a change in our Chief Operating Decision Maker (CODM). We enhanced our goodwill impairment model form prior years to incorporate additional market participant assumptions and market comparables at a reporting unit level. We also used an outside provider to assist us in developing our model. The expected trends for the U.S. housing market are a key input for our internal forecast, which serves as the basis for our strategic plan process. While in previous years we had expected the U.S. housing market to return to more normal levels during our planning horizon, in fiscal year 2011 we concluded that this would not occur. As a result, the long-term financial outlook for the wood coatings and gelcoat product lines diverged from that of our other product lines and no longer met the criteria for aggregation within our historical reporting units. The resulting impairment charge also reflected our view of anticipated risks based on our expectations of market and general economic conditions.

See Note 8 for more details on the results of our annual goodwill and indefinite-lived intangible asset impairment reviews.

Stock-Based Compensation: Our stock-based employee compensation plans are comprised primarily of fixed stock options, but also include restricted stock and cash-settled restricted stock units. Options generally have a contractual term of 10 years, vest ratably over three or five years for employees and immediately upon grant for non-employee directors. Restricted shares and cash-settled restricted stock units vest after three or five years. We account for our stock-based compensation using a fair value method. Share awards are issued from common stock in treasury. See Note 9 for additional information.

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

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. Our reserves are not discounted. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, we believe there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Advertising Costs: Advertising costs are expensed as incurred and totaled $88,934 (2.2% of net sales), $90,769 (2.3% of net sales) and $84,807 (2.6% of net sales) in 2012, 2011 and 2010, respectively.

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

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2012 presentation. Such reclassifications had no effect on net income (loss) or stockholders’ equity as previously reported.

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

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2012	2011
Manufactured products	$215,790	$189,754
Raw materials, supplies and work-in-progress	144,637	146,996
Total Inventories	$360,427	$336,750

Inventories stated at cost determined by the last-in, first-out (LIFO) method aggregated $144,693 at October 26, 2012 and $124,112 at October 28, 2011, approximately $88,342 and $91,379 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Trade accounts payable include $37,746 and $42,502 of issued checks, which had not cleared our bank accounts as of October 26, 2012 and October 28, 2011, respectively.

Other accrued liabilities include the following:
	2012	2011
Employee compensation	$124,617	$116,161
Uninsured loss reserves and deferred revenue	72,533	67,954
Customer volume rebates and incentives	66,194	59,902
Taxes, insurance, professional fees and services	37,950	33,853
Interest	19,145	20,346
Contribution to employees’ retirement trusts	18,624	28,063
Advertising and promotions	16,038	17,813
Restructuring	6,924	8,361
Deferred tax liability	1,460	1,915
Derivative liability	—	20,005
Other	17,177	26,977
Total Other Accrued Liabilities	$380,662	$401,350

NOTE 5 – DEBT

Our debt consists of the following:
	2012	2011
Notes to banks (weighted average interest rate of 9.52% at October 26, 2012 and 6.59% at October 28, 2011)	$2,457	$15,561
Commercial Paper (0.43% – 0.44% at October 26, 2012 and 0.38% – 0.40% at October 28, 2011)	91,984	153,955
Total Short-term Debt	94,441	169,516
Notes to banks (4.34% – 5.20% at October 26, 2012 and 7.43% at October 28, 2011)	44,090	7,803
Senior notes Due 2012 at 5.625%	—	200,000
Total Current Portion of Long-term Debt	44,090	207,803
Notes to banks (4.49% at October 26, 2012 and 4.49% - 6.77% at October 28, 2011)	76	67,303
Senior notes (at fixed rates)
Due 2015 at 5.10%	150,000	150,000
Due 2017 at 6.05%	150,000	150,000
Due 2019 at 7.25%	300,000	300,000
Due 2022 at 4.20%	400,000	—
Industrial development bonds (0.36% at October 26, 2012 and 0.28% at October 28, 2011 payable in 2015)	12,502	12,502
Total Long-term Debt	1,012,578	679,805
Total Debt	$1,151,109	$1,057,124

In the first quarter of 2012, we issued $400,000 of unsecured Senior Notes that mature on January 15, 2022 with a coupon rate of 4.20%. The proceeds, net of issuance costs, were $396,816. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds for general corporate purposes, including paying down our commercial paper borrowings and retiring our $200,000 of 5.625% Senior Notes that matured on May 1, 2012.

We maintain an unsecured revolving credit facility with a syndicate of banks expiring December 2014 and a U.S. dollar equivalent unsecured committed revolving bilateral credit facility expiring September 2013. As of October 26, 2012 and October 28, 2011, our bank credit facilities consisted of the following:

	October 26, 2012
	Total Outstanding	Facility Size
December 2014 bank syndicate facility[1]	$91,984	$550,000
September 2013 bilateral facility	44,090	93,402
Total unsecured committed revolving credit	136,074	643,402
Uncommitted bank lines of credit	2,533	147,461
Total Bank Credit Facilities	$138,607	$790,863

	October 28, 2011
	Total Outstanding	Facility Size
December 2014 bank syndicate facility[1]	$153,955	$550,000
June 2012 bilateral facility	7,803	14,631
September 2013 bilateral facility	67,024	87,786
Total unsecured committed revolving credit	228,782	652,417
Uncommitted bank lines of credit	15,840	165,568
Total Bank Credit Facilities	$244,622	$817,985
[1]

Our bank syndicate facility includes $91,984 and $153,955 of commercial paper as of October 26, 2012 and October 28, 2011, respectively. We have a $350,000 commercial paper program backstopped by our $550,000 credit facility.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 26, 2012. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 9.52% in 2012, 6.59% in 2011 and 6.57% in 2010.

The future maturities of long-term debt are as follows:
Maturities
2013	$44,090
2014	17
2015	162,561
2016	—
2017	150,000
Thereafter	$700,000

Interest paid during 2012, 2011 and 2010 was $68,714, $62,095 and $58,067, respectively.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of October 26, 2012.

At October 26, 2012, we had $9,198 notional amount of foreign currency contracts that mature during fiscal year 2013. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Realized gains and losses were recognized in other expense (income) when they occurred. At October 28, 2011, we had $9,766 notional amount of foreign currency contracts maturing in fiscal year 2012. There was no material ineffectiveness for these hedges during 2012 or 2011.

At October 26, 2012, we had no treasury lock contracts in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income in the first quarter of fiscal year 2012. The accumulated other comprehensive loss amount in our Consolidated Balance Sheets as of October 26, 2012 represents the unamortized gains and losses, net of tax, from our settled contracts. Unamortized gains and losses are reclassified ratably to interest expense in our Consolidated Statements of Operations over the term of the related debt. At October 28, 2011, we had $200,000 notional amount of treasury locks to hedge, or lock-in, interest rates on anticipated long-term debt issuances. We designated the treasury locks as cash flow hedges with unrealized gains and losses recorded, net of tax, to accumulated other comprehensive income. The accumulated other comprehensive loss amount in our Consolidated Balance Sheet as of October 28, 2011 represents the unrealized gains and losses, net of tax, from our current contracts and unamortized net gains, net of tax, from our settled contracts. There was no material ineffectiveness related to these hedges for the 2012 and 2011 fiscal periods.

At October 26, 2012, we had no interest rate derivative contracts. We had $50,000 notional amount of interest rate derivative contracts that matured in fiscal year 2011. These contracts were designated as cash flow hedges, to pay fixed rates of interest and receive a floating interest rate based on LIBOR. Prior to maturity, the interest rate derivative contracts were reflected at fair value in the Consolidated Balance Sheets. Unrealized gains and losses were recorded in accumulated other comprehensive income. Amounts to be received or paid under the contracts were recognized as interest expense over the life of the contracts.

Our derivative assets and liabilities subject to fair value measurement (see Note 18) include the following:

	Fair Value at October 26, 2012	Fair Value at October 28, 2011
Assets
Prepaid expenses and other:
Foreign currency contracts	$16	$3
Total Assets	$16	$3
Liabilities
Accrued liabilities other:
Treasury lock contracts	$—	$20,005
Total Liabilities	$—	$20,005

Derivative gains (losses) recognized in AOCI1 and on the Consolidated Statements of Operations for fiscal year ended October 26, 2012 and October 28, 2011, respectively, are as follows:

For the Year Ended October 26, 2012	Amount of Gain (Loss) Recognized in AOCI[1]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$12	Other income (expense), net	$434
Treasury lock contracts	(7,086)	Interest expense	(784)
Total derivatives designated as cash flow hedges	$(7,074)	Total	$(350)

For the Year Ended October 28, 2011	Amount of Gain (Loss) Recognized in AOCI[1]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$369	Other income (expense), net	$(647)
Treasury lock contracts	(21,569)	Interest expense	1,564
Interest rate derivative contracts	385	Interest expense	(388)
Total derivatives designated as cash flow hedges	$(20,815)	Total	$529
[1]

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

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

Balance, October 30, 2009	$70,503
Amount acquired through acquisitions	1,913
Additional net deferred revenue/accrual made during the period	11,680
Payments made during the period	(9,189)
Balance, October 29, 2010	$74,907
Additional net deferred revenue/accrual made during the period	12,381
Payments made during the period	(13,609)
Balance, October 28, 2011	$73,679
Additional net deferred revenue/accrual made during the period	17,596
Payments made during the period	(11,003)
Balance, October 26, 2012	$80,272

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 26, 2012 and October 28, 2011 are as follows:

	Coatings	Paints	Other	Total
Balance, October 29, 2010	$1,091,527	$240,317	$23,974	$1,355,818
Goodwill acquired (disposed/adjusted)	15,348	(317)	—	15,031
Allocation of goodwill due to change in reporting units	(21,633)	—	21,633	—
Impairment of goodwill	(292,942)	—	(21,633)	(314,575)
Currency translation gain (loss)	(2,994)	4,438	288	1,732
Balance, October 28, 2011	$789,306	$244,438	$24,262	$1,058,006
Currency translation gain (loss)	(4,918)	905	2,676	(1,337)
Balance, October 26, 2012	$784,388	$245,343	$26,938	$1,056,669

The decrease in goodwill during fiscal year 2012 is due to foreign currency translation.

The decrease in goodwill during fiscal year 2011 is primarily due to an impairment of goodwill as a result of our annual impairment testing, partially offset by the acquisition of Isocoat and foreign currency translation.

Information regarding our other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Balance, October 26, 2012
Customer lists	20 to 40 years	$253,349	$(54,047)	$199,302
Technology	Indefinite	169,690	—	169,690
Trademarks	Indefinite	178,070	—	178,070
Other	10 to 40 years	14,706	(11,662)	3,044
Total		$615,815	$(65,709)	$550,106
Balance, October 28, 2011
Customer lists	20 to 40 years	$253,471	$(47,662)	$205,809
Technology	Indefinite	169,112	—	169,112
Trademarks	Indefinite	175,192	—	175,192
Other	10 to 40 years	14,667	(11,494)	3,173
Total		$612,442	$(59,156)	$553,286

The balances include the 2011 net impairment charge on intangible assets of $95,139 as a result of our 2011 impairment analysis, partially offset by the allocation related to the acquisition of Isocoat ($10,957 was allocated to customer lists and $1,055 was allocated to trademarks).

During the fourth quarter of 2012, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood coatings and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of All Other. The impairment charge on goodwill and intangible assets was recorded as follows:

	Goodwill	Intangible Assets	Total
Wood coatings reporting unit[1]	$292,942	$75,120	$368,062
Gelcoat reporting unit[2]	21,633	20,019	41,652
Total Impairment	$314,575	$95,139	$409,714
[1]	Wood coatings intangible asset write-downs were as follows: (i) technology of $31,005, (ii) customer lists of $23,260 and (iii) trademarks of $20,855.

[2]	Gelcoat intangible asset write-downs were as follows: (i) customer lists of $10,496, (ii) technology of $5,579 and (iii) trademarks of $3,944.

No impairment to the carrying values of the other reporting units was identified in fiscal year 2011.

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the customer lists and other categories were 30 years and 36 years, respectively.

Total intangible asset amortization expense was $6,553, $7,638 and $7,273 in 2012, 2011 and 2010, respectively. Estimated amortization expense for each of the five succeeding fiscal years based on intangible assets as of October 26, 2012 is approximately $7,000 annually.

NOTE 9 – STOCK-BASED COMPENSATION

Until February 2009, we had stock-based compensation plans permitting the issuance of stock options, restricted stock and stock awards, which could be granted to officers, employees, non-employee directors and consultants. In February 2009, stockholders approved the 2009 Omnibus Equity Plan (Omnibus Plan). The Omnibus Plan resulted in one pool of reserved shares that will be used for equity grants, totaling 5,229,684 shares as of April 2009, and included the authorization to grant cash-settled restricted stock units. These reserved shares are equal to the total reserved shares that were remaining under the previous equity compensation plans at the time the Omnibus Plan was approved. In February 2010, stockholders approved a 3,000,000 share increase in the reserve. Under the Omnibus Plan, equity compensation awarded through restricted stock or stock awards reduces the pool of reserved shares at a multiple of 2.53 times the actual number of shares awarded. Stock option awards reduce the reserved shares pool at a rate equal to the number of options granted. Options generally have a contractual term of 10 years, vest ratably over three or five years for employees and vest immediately upon grant for non-employee directors. Restricted shares vest after three or five years. Stock awards are issued and outstanding upon date awarded. The table below summarizes the stock option and restricted stock activity for the three years ended October 26, 2012. The table below presents the shares reserved in one pool for options and awards, which includes predecessor plans and the Omnibus Plan.

	Shares Reserved	Shares Outstanding
Balance, October 30, 2009	3,482,562	12,236,607
Reserve increase[1]	3,000,000	—
Granted – restricted stock	(851,421)	336,530
Granted – stock options	(705,500)	705,500
Issued – stock awards	(55,260)	—
Vested – restricted stock	—	(50,224)
Exercised – stock options	—	(2,232,383)
Forfeited – restricted stock	26,770	(10,581)
Canceled – stock options	94,789	(94,789)
Balance, October 29, 2010	4,991,940	10,890,660
Granted – restricted stock	(609,159)	240,774
Granted – stock options	(752,500)	752,500
Issued – stock awards	(53,783)	—
Vested – restricted stock	—	(149,379)
Exercised – stock options	—	(2,122,962)
Forfeited – restricted stock	32,087	(15,083)
Canceled – stock options	76,507	(76,507)
Balance, October 28, 2011	3,685,092	9,520,003
Granted – restricted stock	(196,943)	77,843
Granted – stock options	(516,058)	516,058
Issued – stock awards	(29,973)	—
Vested – restricted stock	—	(214,130)
Exercised – stock options	—	(2,315,413)
Forfeited – restricted stock	559	(221)
Canceled – stock options	9,663	(9,663)
Balance, October 26, 2012	2,952,340	7,574,477
[1]	On June 9, 2010, we filed an S-8 registration statement to add 3,000,000 shares to the shares reserved for issuance under the Omnibus Plan.

Stock Options: Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $7,801, $8,370 and $9,011 in fiscal year 2012, 2011 and 2010, respectively. Awards to retirement-eligible employees are expensed at the grant date.

As of October 26, 2012, there was $5,512 of total unrecognized pre-tax compensation cost related to non-vested awards that are expected to be recognized over a weighted-average period of 2.1 years.

Stock option activity for the three years ended October 26, 2012 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, October 30, 2009	11,977,437	$22.27	6.1 years	$41,073
Granted	705,500	31.48
Exercised	(2,232,383)	19.26		24,073
Canceled	(94,789)	24.99
Balance, October 29, 2010	10,355,765	$23.52	6.0 years	$88,858
Granted	752,500	32.42
Exercised	(2,122,962)	20.94		30,676
Canceled	(76,507)	24.15
Balance, October 28, 2011	8,908,796	$24.88	6.0 years	$97,560
Granted	516,058	55.64
Exercised	(2,315,413)	23.01		57,466
Canceled	(9,663)	26.37
Balance, October 26, 2012	7,099,778	$27.73	6.1 years	$194,442
Exercisable	5,823,529	24.87	5.5 years	175,214

Options exercisable of 7,132,818 at October 28, 2011 and 7,784,429 at October 29, 2010 had weighted-average exercise prices of $23.62 and $22.68, respectively.

The total intrinsic value at October 26, 2012 is based on our closing stock price on the last trading day of the year for in-the-money options. The exercise prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted-average fair values and assumptions on which the fair values are determined:

	2012	2011	2010
Expected dividend yield	1.5%	2.2%	2.0%
Expected stock price volatility	29.0%	28.9%	28.0%
Risk-free interest rate	1.2%	1.7%	2.0%
Expected life of options	7.4 years	7.4 years	7.4 years
Weighted average fair value on the date of grant	$15.10	$8.06	$8.02

Restricted Stock and Cash-Settled Restricted Stock Units: We grant restricted stock to certain employees through our Omnibus Plan. Previously, we granted restricted stock to certain employees through share reserves under our Key Employee Bonus Plan and our 2001 Stock Incentive Plan. In February 2009, the share reserves under the Omnibus Plan replaced those reserves.

In fiscal year 2012 and 2011, we granted cash-settled restricted stock units to certain employees through our Omnibus Plan. Since the compensation expense is payable in cash, these restricted stock units are classified as liabilities within other long-term liabilities and are marked-to-market each period. Stock-based compensation expense included in our Consolidated Statements of Operations for these restricted stock units was $6,551 and $1,413 in fiscal year 2012 and 2011, respectively.

The following table sets forth a reconciliation of restricted shares (equity classified) and cash-settled restricted stock units (liability classified) for the three years ended October 26, 2012:

	Equity Classified			Liability Classified
	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 30, 2009	259,170	$21.95	$6,575	—	$—	$—
Granted	336,530	27.54	9,268	—	—	—
Vested	(50,224)	25.60	1,522	—	—	—
Forfeited	(10,581)	27.66	(293)	—	—	—
Balance, October 29, 2010	534,895	$25.01	$17,170	—	$—	$—
Granted	240,774	34.34	8,268	221,066	36.21	8,005
Vested	(149,379)	24.30	5,420	(1,459)	34.27	56
Forfeited	(15,083)	27.32	(412)	(8,141)	34.27	(279)
Balance, October 28, 2011	611,207	$28.80	$21,900	211,466	$36.30	$7,577
Granted	77,843	40.03	3,116	243,753	41.52	10,119
Vested	(214,130)	26.08	8,033	(3,685)	37.30	169
Forfeited	(221)	27.59	(6)	(6,281)	35.97	(226)
Balance, October 26, 2012	474,699	$31.87	$26,089	445,253	$39.15	$24,471

NOTE 10 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2012	2011	2010
Domestic	$265,681	$(109,281)	$170,505
Foreign	151,543	6,127	148,692
Total Income (Loss) Before Income Taxes	$417,224	$(103,154)	$319,197

Significant components of the provision for income taxes are as follows:

	2012	2011	2010
Current
Federal	$66,957	$39,274	$50,698
State	7,696	6,803	(934)
Foreign	37,753	25,276	44,137
Total Current	112,406	71,353	93,901
Deferred
Federal	15,927	(19,681)	1,646
State	2,230	(3,822)	561
Foreign	(5,836)	(12,403)	1,033
Total Deferred	12,321	(35,906)	3,240
Total Income Taxes	$124,727	$35,447	$97,141

Significant components of our deferred tax assets and liabilities are as follows:

	2012	2011	2010
Deferred tax assets
Insurance	$11,026	$8,781	$7,271
Compensation	39,018	36,082	31,891
Deferred revenue	10,273	10,400	9,772
Pension	12,669	15,001	17,734
Accrued expenses	26,697	28,960	26,629
Tax credits and carryforwards	18,803	18,308	15,242
Other	7,692	9,821	11,957
Total Deferred Tax Assets	126,178	127,353	120,496
Deferred tax liabilities
Tax in excess of book depreciation	(49,609)	(55,157)	(50,582)
LIFO	(15,257)	(4,975)	(4,567)
Amortization	(223,216)	(223,091)	(261,584)
Other	(8,609)	(8,373)	(8,569)
Total Deferred Tax Liabilities	(296,691)	(291,596)	(325,302)
Net Deferred Tax Liabilities	$(170,513)	$(164,243)	$(204,806)

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2012	2011	2010
Tax (benefit) at U.S. statutory rate	35.0%	(35.0%)	35.0%
State income taxes, net of federal benefit	1.3%	5.7%	(1.0%)
Non-U.S. taxes	(5.1%)	(18.0%)	(2.1%)
Non-deductible impairment charges	—	94.2%	—
Other	(1.3%)	(12.5%)	(1.5%)
Total Effective Income Tax Rate	29.9%	34.4%	30.4%

The tax rate for fiscal 2011 reflects the impact of goodwill and intangible asset impairment charges, the majority of which are nondeductible for income tax purposes. Excluding the impact of the impairment charges, our fiscal 2011 effective tax rate was 26.7%.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $400,021 at October 26, 2012. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2012, 2011 and 2010 are $110,124, $83,051 and $74,882, respectively.

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including but not limited to the expected operating income (or loss) for the year, projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being realized and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for uncertain tax positions after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (excluding interest and penalties) for fiscal year 2010 through 2012 is as follows:

Gross unrecognized tax benefits at October 30, 2009	$33,397
Increases in tax positions for prior years	211
Increases in tax positions for current year	2,857
Settlements	(11,424)
Lapse in statute of limitations	(7,224)
Gross unrecognized tax benefits at October 29, 2010	$17,817
Increases in tax positions for prior years	323
Decreases in tax positions for prior years	(505)
Increases in tax positions for current year	2,164
Settlements	(171)
Lapse in statute of limitations	(6,680)
Gross unrecognized tax benefits at October 28, 2011	$12,948
Increases in tax positions for prior years	159
Decreases in tax positions for prior years	(447)
Increases in tax positions for current year	2,165
Settlements	(2,957)
Lapse in statute of limitations	(1,903)
Gross unrecognized tax benefits at October 26, 2012	$9,965

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had recognized accrued interest and penalties relating to unrecognized tax benefits of $2,582, $4,620 and $5,907 as of October 26, 2012, October 28, 2011 and October 29, 2010, respectively. The gross amount of interest expense/(income) and penalties included in tax expense for the year ended October 26, 2012, October 28, 2011 and October 29, 2010 was $(2,038), $(1,287) and $(7,289), respectively.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $8,718, $12,203 and $15,646 as of October 26, 2012, October 28, 2011 and October 29, 2010, respectively.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2009 and 2010 in October 2012. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 11 – LEASING ARRANGEMENTS

We have operating lease commitments outstanding at October 26, 2012, for plant and warehouse equipment, office and warehouse space, automobiles and retail stores. The leases have initial periods ranging from one to ten years, with minimum future rental payments as follows:

Minimum Lease Payments
2013	$35,250
2014	24,056
2015	16,444
2016	12,019
2017	10,396
2018 and beyond	28,549
Total Minimum Future Lease Rental Payments	$126,714

Rent expense for operating leases was $44,167 in 2012, $45,154 in 2011 and $24,364 in 2010.

NOTE 12 – LEGAL PROCEEDINGS

Environmental Matters

We are involved in various claims relating to environmental matters at a number of current and former plant sites and waste and management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (“PRP”) under federal and state environmental laws for site remediation. We analyze each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, we estimate the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are reviewed and adjusted as additional information becomes available. Our reserves are not discounted. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes there is not a reasonable possibility that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Other Legal Matters

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe there is not a reasonable possibility that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

NOTE 13 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. U.S. employees who are not eligible for the Savings and Retirement Plan have the option to participate in a separate 401(k) Employee Stock Ownership Plan. We match employee contributions made by participants in that plan up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a discretionary year-end matching contribution that can range from 0-3%. Contributions to the Plan totaled $27,629, $31,060 and $33,273 for 2012, 2011 and 2010, respectively.

Executive Retirement Plans: We have Supplemental Executive Retirement Plans (SERPs) to provide retirement, death and disability benefits to a limited number of former employees. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.

Pension and Post-Retirement Medical Plans: We also sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2012, we made contributions of approximately $16,095 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 25, 2013, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $5,453.

The cost of pension and post-retirement medical benefits is as follows:

	Pension
Net Periodic Benefit Cost	2012	2011	2010
Service cost	$4,185	$4,496	$3,272
Interest cost	14,077	14,691	12,863
Expected return on plan assets	(19,379)	(17,625)	(16,250)
Amortization of prior service cost	435	397	472
Recognized actuarial loss	6,865	6,055	4,932
Settlement gain	(35)	(16)	—
Curtailment	—	—	(172)
Net Periodic Benefit Cost	$6,148	$7,998	$5,117

	Post-Retirement Medical
Net Periodic Benefit Cost	2012	2011	2010
Service cost	$124	$188	$211
Interest cost	448	510	476
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(128)	(128)	(2,871)
Recognized actuarial loss	471	304	2,629
Net Periodic Benefit Cost	$915	$874	$445

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

	Pension		Post-Retirement Medical
Change in Benefit Obligation	2012	2011	2012	2011
Benefit obligation beginning of year	$278,152	$268,266	$9,467	$9,780
Service cost	4,185	4,496	124	188
Interest cost	14,077	14,691	448	510
Plan participants’ contributions	735	737	—	—
Plan amendments	223	676	—	—
Actuarial loss	43,055	4,074	816	1,641
Benefits paid	(14,385)	(14,376)	(1,311)	(2,652)
Expenses paid from assets	(290)	(211)	—	—
Currency impact	1,226	(201)	—	—
Other	881	—	—	—
Benefit Obligation at End of Year	$327,859	$278,152	$9,544	$9,467

	Pension		Post-Retirement Medical
Change in Plan Assets	2012	2011	2012	2011
Fair value of plan assets at beginning of year	$237,658	$212,822	$—	$—
Actual return on plan assets	36,543	7,970	—	—
Employer contributions	16,095	30,961	1,311	2,652
Plan participants’ contributions	735	737	—	—
Benefit payments	(14,385)	(14,376)	(1,311)	(2,652)
Expenses paid from assets	(290)	(211)	—	—
Currency impact	2,001	(245)	—	—
Other	881	—	—	—
Fair Value of Assets at End of Year	$279,238	$237,658	$—	$—

	Pension		Post-Retirement Medical
Funded Status	2012	2011	2012	2011
Projected benefit obligation	$(327,859)	$(278,152)	$(9,544)	$(9,467)
Plan assets at fair value	279,238	237,658	—	—
Net Funded Status – Over / (Under)	$(48,621)	$(40,494)	$(9,544)	$(9,467)
Funded status – overfunded plans	$686	$352	$—	$—
Funded status – underfunded plans	(49,307)	(40,846)	(9,544)	(9,467)

	Pension		Post-Retirement Medical
Amounts Recognized in Balance Sheet	2012	2011	2012	2011
Noncurrent assets	$686	$352	$—	$—
Current liabilities	(455)	(477)	(1,058)	(994)
Noncurrent liabilities	(48,852)	(40,369)	(8,486)	(8,473)

	Pension		Post-Retirement Medical
Amounts in Accumulated Other Comprehensive Income	2012	2011	2012	2011
Net (gain) loss	$144,613	$125,245	$5,372	$5,027
Net prior service cost (credit)	4,779	5,005	(567)	(695)
Other Comprehensive (Income) Loss – Total	$149,392	$130,250	$4,805	$4,332

Amortization Expense Expected to Be Recognized During Next Fiscal Year	Pension		Post-Retirement Medical
	2012	2011	2012	2011
Prior service cost (credits)	$448	$436	$(128)	$(128)
Net loss	9,828	6,863	469	472

Our pension and post-retirement medical plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2012	2011	2012	2011
Projected / accumulated post-retirement benefit obligation	$265,706	$226,158	$9,544	$9,467
Accumulated benefit obligation	256,936	219,328	N/A	N/A
Fair value of plan assets	219,245	186,329	N/A	N/A

Our pension and post-retirement medical plans with projected benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2012	2011	2012	2011
Projected / accumulated post-retirement benefit obligation	$314,414	$265,134	N/A	N/A
Accumulated benefit obligation	301,706	255,298	N/A	N/A
Fair value of plan assets	265,107	224,288	N/A	N/A

Our pension plans with projected benefit obligations less than plan assets were as follows:

	Pension		Post-Retirement Medical
	2012	2011	2012	2011
Projected benefit obligation	$13,445	$13,018	N/A	N/A
Accumulated benefit obligation	12,421	12,222	N/A	N/A
Fair value of plan assets	14,131	13,370	N/A	N/A

Actuarial Assumptions: We determine our actuarial assumptions on an annual basis. These assumptions are weighted to reflect each country having requirements that may impact the cost of providing retirement benefits. We employ a total return investment approach for the domestic and foreign pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. In determining the expected long-term rate of return, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies.

	Pension		Post-Retirement Medical
Assumption ranges used in net periodic benefit cost	2012	2011	2012	2011
Discount rate	4.25% – 5.50%	4.75% – 5.75%	5.00%	5.50%
Expected long-term return on plan assets	5.50% – 8.00%	4.75% – 8.00%	N/A	N/A
Average increase in compensation	2.25% – 4.00%	2.25% – 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	8.50%	9.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	7 Years	8 Years

Assumption ranges used to determine benefit obligation:	Pension		Post-Retirement Medical
	2012	2011	2012	2011
Discount rate	3.00% – 4.75%	4.25% – 5.50%	4.00%	5.00%
Rate of compensation increase	2.25% – 3.75%	2.25% – 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	8.00%	8.50%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	6 Years	7 Years

Investment Strategy: We have a master trust that holds the assets for all our U.S. pension plans. For investment purposes, the plans are managed in an identical way, as their objectives are similar. The Benefit Funds Investment Committee, along with assistance from external consultants, sets investment guidelines and makes asset allocation decisions. These are established based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Committee also oversees the selection of investment managers and monitors asset performance. As pension liabilities are long-term in nature, the Committee employs a long-term rate of return on plan assets approach for a prudent level of risk. Historical returns are considered as well as advice from investment experts. Annually, the Committee and the consultants review the risk versus the return of the investment portfolio to assess the long-term rate of return assumption.

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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans
Asset Allocation	2012	2011	Target Allocation
Equity securities	56%	56%	50 – 60%
Debt securities	38%	39%	40 – 50%
Other	6%	5%	0%
Total	100%	100%	100%

The following tables provide information on the fair value of pension plan assets. See Note 18 for more information on fair value measurements.

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Corporate Stocks	$25,050	$25,050	$—	$—
Commingled Trust	66,692	—	66,692	—
International Equity Securities
Mutual Funds	65,578	—	65,578	—
Total Equity Securities	157,320	25,050	132,270	—
Domestic Fixed Income
Mutual Funds	83,467	—	83,467	—
International Fixed Income
Debt Securities	4,211	—	4,211	—
Mutual Funds	18,110	—	18,110	—
Total Fixed Income	105,788	—	105,788	—
Other Investments
Insurance Contracts	12,385	—	—	12,385
Cash	1,988	1,988	—	—
Real Estate	1,757	—	1,172	585
Total Other Investments	16,130	1,988	1,172	12,970
Total	$279,238	$27,038	$239,230	$12,970

	Fair Value at October 28, 2011	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Corporate Stocks	$24,041	$24,041	$—	$—
Commingled Trust	53,273	—	53,273	—
Mutual Funds	3,437	—	3,437	—
International Equity Securities
Mutual Funds	48,385	—	48,385	—
Total Equity Securities	129,136	24,041	105,095	—
Domestic Fixed Income
Debt Securities	1,466	—	1,466	—
Mutual Funds	73,243	—	73,243	—
International Fixed Income
Debt Securities	2,532	—	2,532	—
Mutual Funds	20,809	—	20,809	—
Total Fixed Income	98,050	—	98,050	—
Other Investments
Insurance Contracts	7,216	—	—	7,216
Cash	1,969	1,969	—	—
Real Estate	1,287	—	787	500
Total Other Investments	10,472	1,969	787	7,716
Total	$237,658	$26,010	$203,932	$7,716

Pension plan investments in corporate stocks are classified as Level 1 investments within the fair value hierarchy, as determined by quoted market prices.

Pension plan investments in mutual funds and commingled trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy. These investments are valued at net asset value based on the underlying securities, as determined by the sponsor. Level 3 investments are primarily related to insurance contracts required in certain foreign-based plans. The fair value is determined based on the expected benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation.

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

The following table provides a reconciliation of the beginning and ending balances of pension assets measured at fair value that used significant unobservable inputs (Level 3):

	Total	U.S.	Non-U.S.
Balance, October 29, 2010	$7,022	$495	$6,527
Actual return on plan assets
Relating to assets still held at reporting date	(328)	5	(333)
Purchases	1,168	—	1,168
Settlements	(66)	—	(66)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(80)	—	(80)
Balance, October 28, 2011	$7,716	$500	$7,216
Actual return on plan assets
Relating to assets still held at reporting date	3,474	85	3,389
Purchases	2,279	—	2,279
Settlements	(82)	—	(82)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(417)	—	(417)
Balance, October 26, 2012	$12,970	$585	$12,385

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical
2013	$15,277	$1,079
2014	15,051	1,102
2015	15,225	981
2016	15,367	860
2017	16,117	770
2018 – 2022	86,474	2,588
Total	$163,511	$7,380

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

Our remaining activities are included in All Other. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as gelcoats and related products and furniture protection plans. In the fourth quarter of fiscal year 2012, we exited the gelcoat products market. Also included within All Other are our corporate administrative expenses. The administrative expenses include amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Identifiable assets are those directly identified with each reportable segment. Corporate assets included within All Other include cash and cash equivalents, deferred pension assets, intangibles and the headquarters property, plant and equipment. The accounting policies of the reportable segments are the same as those described in Note 1. Comparative segment data for fiscal years 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Net Sales
Coatings	$2,176,732	$2,092,490	$1,814,804
Paints	1,604,599	1,612,219	1,176,831
All Other	379,653	360,059	335,354
Less Intersegment sales	(140,133)	(111,814)	(100,302)
Total Net Sales	$4,020,851	$3,952,954	$3,226,687

	2012	2011	2010
EBIT
Coatings	$356,389	$(112,209)	$256,466
Paints	159,598	134,886	151,432
All Other	(31,159)	(64,320)	(30,434)
Total EBIT	484,828	(41,643)	377,464
Interest Expense	67,604	61,511	58,267
Income (Loss) before Income Taxes	$417,224	$(103,154)	$319,197

	2012	2011	2010
Depreciation and Amortization
Coatings	$39,166	$47,205	$45,006
Paints	35,220	34,202	18,686
All Other	19,318	16,340	17,620
Total Depreciation and Amortization	$93,704	$97,747	$81,312

	2012	2011	2010
Identifiable Assets
Coatings	$2,071,211	$2,118,589	$2,368,262
Paints	1,174,252	1,030,712	1,117,485
All Other[1]	381,373	350,850	382,189
Total Identifiable Assets	$3,626,836	$3,500,151	$3,867,936
[1]	Includes our consolidated cash and cash equivalent balances and restricted cash.

	2012	2011	2010
Capital Expenditures
Coatings	$52,575	$32,284	$30,355
Paints	20,839	18,650	16,644
All Other	15,949	15,535	20,733
Total Capital Expenditures	$89,363	$66,469	$67,732

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

	2012	2011	2010
Net Sales – External
United States	$2,177,694	$2,055,494	$1,922,781
China	498,352	488,272	418,017
Australia	411,433	481,578	103,042
Other Countries	933,372	927,610	782,847
Total Net Sales – External	$4,020,851	$3,952,954	$3,226,687

	2012	2011	2010
Long-lived Assets
United States	$1,171,027	$1,186,267	$1,498,192
China	377,593	366,417	465,505
Australia	142,603	144,316	153,571
Other Countries	466,520	462,545	443,570
Total Long-lived Assets	$2,157,743	$2,159,545	$2,560,838

We have one significant customer in the Paints segment whose net sales ranged from 16.4% to 19.2% of total net sales over the last three years.

NOTE 15 – RESTRUCTURING

In fiscal year 2012, we exited the gelcoat products market and initiated the consolidation of a manufacturing facility in our Paints segment. Our gelcoat product line was categorized in All Other. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian acquisition in our Paints segment, which included facility consolidations in manufacturing and distribution, store rationalization and other related costs.

These restructuring activities were completed in 2012 and resulted in pre-tax charges of $25,845 or $0.18 per share after tax and $33,093 or $0.24 per share after tax in fiscal years 2012 and 2011, respectively.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities that were completed in fiscal year 2011. These restructuring initiatives included plant closures, reductions to research and development and selling, general and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Pre-tax restructuring charges for these initiatives were $1,346 or $0.01 per share after tax and $12,383 or $0.08 per share after tax in fiscal years 2011 and 2010, respectively.

The total resulting expenses recognized in fiscal year 2012, 2011 and 2010 included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities within the next six months.

The following restructuring charges by segment were recorded in 2012, 2011 and 2010:

For the Year Ended October 26, 2012	Liability Beginning Balance 10/28/2011	Expense	Activity	Liability Ending Balance 10/26/2012
Coatings
Severance and employee benefits	$3,884	$545	$(2,195)	$2,234
Asset impairments	—	658	(658)	—
Exit costs (consulting/site clean-up)	2,802	215	(2,627)	390
Total Coatings	6,686	1,418	(5,480)	2,624
Paints
Severance and employee benefits	2,915	5,544	(6,355)	2,104
Asset impairments	—	7,447	(7,447)	—
Exit costs (consulting/site clean-up)	408	5,401	(1,825)	3,984
Total Paints	3,323	18,392	(15,627)	6,088
All Other
Severance and employee benefits	437	1,551	(1,691)	297
Asset impairments	—	3,616	(3,616)	—
Exit costs (consulting/site clean-up)	—	868	(868)	—
Total All Other	437	6,035	(6,175)	297
Total	$10,446	$25,845	$(27,282)	$9,009

For the Year Ended October 28, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 10/28/2011
Coatings
Severance and employee benefits	$1,139	$10,044	$(7,299)	$3,884
Asset impairments	—	5,644	(5,644)	—
Exit costs (consulting/site clean-up)	2,034	5,252	(4,484)	2,802
Total Coatings	3,173	20,940	(17,427)	6,686
Paints
Severance and employee benefits	19	7,945	(5,049)	2,915
Asset impairments	—	4,169	(4,169)	—
Exit costs (consulting/site clean-up)	2,763	899	(3,254)	408
Total Paints	2,782	13,013	(12,472)	3,323
All Other
Severance and employee benefits	—	486	(49)	437
Total All Other	—	486	(49)	437
Total	$5,955	$34,439	$(29,948)	$10,446

For the Year Ended October 29, 2010	Liability Beginning Balance 10/30/2009	Net Expense	Activity	Liability Ending Balance 10/29/2010
Coatings
Severance and employee benefits	$1,694	$2,353	$(2,908)	$1,139
Asset impairments	—	5,596	(5,596)	—
Exit costs (consulting/site clean-up)	1,012	1,822	(800)	2,034
Contract term costs (leases)	—	792	(792)	—
Total Coatings	2,706	10,563	(10,096)	3,173
Paints
Severance and employee benefits	827	313	(1,121)	19
Asset impairments	—	(237)	237	—
Exit costs (consulting/site clean-up)	2,556	1,519	(1,312)	2,763
Total Paints	3,383	1,595	(2,196)	2,782
All Other
Severance and employee benefits	55	—	(55)	—
Asset impairments	—	114	(114)	—
Exit costs (consulting/site clean-up)	—	111	(111)	—
Total All Other	55	225	(280)	—
Total	$6,144	$12,383	$(12,572)	$5,955

The ending liability balance at October 26, 2012, October 28, 2011 and October 29, 2010 is included in other accrued liabilities on our Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statements of Operations. For 2012, $16,199 was charged to cost of sales and $9,646 was charges to selling, general and administrative (SG&A) expense. For 2011, $25,563 was charged to cost of sales and $8,876 was charged to SG&A expenses. For 2010, $12,520 was charged to cost of sales and $137 was credited to SG&A expenses.

In 2010, we also recorded $6,147 of restructuring charges consisting primarily of severance related to the divestiture of certain assets to DIC Corporation, which was netted against the gain included in SG&A expenses in our Coatings segment.

NOTE 16 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income per common share calculations for the three most recent fiscal years:

	2012	2011	2010
Basic
Net income (loss)	$292,497	$(138,601)	$222,056
Weighted-average common shares outstanding – basic	91,415,055	94,309,679	98,521,088
Net Income (Loss) per Common Share – Basic at October 26, 2012	$3.20	$(1.47)	$2.25
Diluted
Net income (loss)	$292,497	$(138,601)	$222,056
Weighted-average common shares outstanding – basic	91,415,055	94,309,679	98,521,088
Dilutive effect of stock options and unvested restricted stock	2,965,421	—	2,345,119
Equivalent average common shares outstanding – diluted	94,380,476	94,309,679	100,866,207
Net Income (Loss) per Common Share – Diluted at October 26, 2012	$3.10	$(1.47)	$2.20

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 67,411, 3,057,297 and 1,065,425 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2012, 2011 and 2010, respectively, as inclusion of these shares would have been antidilutive.

NOTE 17 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consists of the following:

	Foreign Currency Translation	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 30, 2009	$138,045	$(77,679)	$7,631	$67,997
Other comprehensive income (loss), net of tax	21,921	(1,421)	(410)	20,090
Balance, October 29, 2010	159,966	(79,100)	7,221	88,087
Other comprehensive income (loss), net of tax	(7,175)	(5,332)	(12,801)	(25,308)
Balance, October 28, 2011	152,791	(84,432)	(5,580)	62,779
Other comprehensive income (loss), net of tax	6,819	(14,975)	(4,351)	(12,507)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272

The tax effects of each component of other comprehensive income (loss) are as follows:

For the Year Ended	October 26, 2012	October 28, 2011	October 29, 2010
Foreign Currency Translation	$6,819	$(7,175)	$21,921
Change in Benefit Obligations
(Increase)/decrease in net loss	(27,049)	(15,495)	(5,349)
Reclassification for recognition of net loss included in net periodic benefit cost	7,336	6,359	7,561
(Increase)/decrease in net prior service cost	(209)	(673)	(814)
Reclassification for amortization of prior service (credit) cost included in net periodic pension cost	307	269	(2,399)
Income tax benefit (expense)	4,640	4,208	(420)
Change in Benefit Obligations	(14,975)	(5,332)	(1,421)
Net Gain (Loss) on Financial Instruments
Net unrealized holding gains (losses)	(7,424)	(20,286)	(281)
Reclassification adjustment for net (gains) losses included in net income	350	(529)	(387)
Income tax benefit (expense)	2,723	8,014	258
Net Gain (Loss) on Financial Instruments	(4,351)	(12,801)	(410)
Other Comprehensive Income (Loss)	$(12,507)	$(25,308)	$20,090

We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

NOTE 18 – FAIR VALUE MEASUREMENT

We measure certain assets and liabilities at fair value or disclose the fair value of certain assets and liabilities recorded at cost in the Consolidated Financial Statements on both a recurring and non-recurring basis. Fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. There were no transfers between levels for all periods presented. The three levels are defined as follows:

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

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Short-term securities[1]	$122,273	$122,273	$—	$—
Restricted cash	19,907	19,907	—	—
Foreign currency contracts[2]	16	—	16	—
Total assets	$142,196	$142,180	$16	$—

	Fair Value at October 28, 2011	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Short-term securities[1]	$17,627	$17,627	$—	$—
Restricted cash	20,378	20,378	—	—
Foreign currency contracts[2]	3	—	3	—
Total assets	$38,008	$38,005	$3	$—
Liabilities
Treasury lock contracts[2]	$20,005	$—	$20,005	$—
Total liabilities	$20,005	$—	$20,005	$—
[1]	Short-term securities are included in our cash and cash equivalents balance in the Consolidated Balance Sheets. See Note 1 for additional information on restricted cash.

[2]

Foreign currency contracts are included in prepaid expenses and other in the Consolidated Balance Sheets. Treasury lock contracts are included in other accrued liabilities in the Consolidated Balance Sheets. The fair market value was estimated using observable market data for similar financial instruments. See Note 6 for additional information on derivative financial instruments.

The following tables provide information regarding the estimated fair value of our outstanding debt. We did not elect the option to report our debt at fair value in our Consolidated Balance Sheets.

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,141,105	$1,141,105	$—	$—
Non-publicly traded debt	150,575	—	150,575	—
Total Debt	$1,291,680	$1,141,105	$150,575	$—

	Fair Value at October 28, 2011	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$888,251	$888,251	$—	$—
Non-publicly traded debt	255,807	—	255,807	—
Total Debt	$1,144,058	$888,251	$255,807	$—
[3]

Debt is recorded at carrying value of $1,151,109 and $1,057,124 on the Consolidated Balance Sheet as of October 26, 2012 and October 28, 2011, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper, included in non-publicly traded debt, approximate fair value as the maturities are less than three months. See Note 5 for additional information on debt.

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include goodwill, long-lived tangible and intangible assets and assets acquired and liabilities assumed as part of an acquisition. See Note 8 for further information.

NOTE 19 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 26, 2012 and October 28, 2011:

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) per Common Share – Basic	Net Income (Loss) per Common Share – Diluted
2012 Quarter Ended
January 27	$885,647	$293,316	$55,782	$0.60	$0.58
April 27	1,032,572	355,440	76,540	0.83	0.80
July 27	1,078,348	363,950	86,406	0.95	0.92
October 26	1,024,284	340,998	73,769	0.82	0.79
	$4,020,851	$1,353,704	$292,497	$3.20	$3.10
2011 Quarter Ended
January 28	$842,404	$258,913	$33,427	$0.35	$0.34
April 29	992,729	315,510	56,308	0.60	0.58
July 29	1,070,482	324,337	67,387	0.72	0.70
October 28	1,047,339	333,048	(295,723)	(3.18)	(3.18)
	$3,952,954	$1,231,808	$(138,601)	$(1.47)	$(1.47)

The first, second, third and fourth quarters of fiscal year 2012 included restructuring costs of $0.04, $0.04, $0.05 and $0.07 per share, respectively. The second, third and fourth quarters of fiscal year 2011 included restructuring costs of $0.01 $0.10 and $0.13 per share, respectively. See Note 15 for more information on restructuring activities. In the fourth quarter of fiscal year 2011, income (loss) from continuing operations included an impairment of goodwill and intangible assets of $3.82 per share ($3.75 per share for the full fiscal year 2011). See Note 1 and Note 8 for more information on goodwill and intangible assets. In the first and second quarter of 2011, income (loss) from continuing operations included acquisition-related charges of $0.05 and $0.05 per share, respectively. The quarters will not sum to the fiscal year amount due to rounding, the effect of weighting and the exclusion of antidilutive shares in 2011.

NOTE 20 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2011, the FASB updated the disclosure requirements for comprehensive income. The update requires companies to disclose total comprehensive income, the components of net income and the components of other comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, which means the first quarter of our fiscal year 2013, and is to be applied retrospectively. We early adopted the new requirements in the fourth quarter of our 2012 fiscal year. The adoption of these updated disclosure requirements did not have an effect on our consolidated results of operations, financial condition or liquidity.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 26, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

The report of Management on Internal Control over Financial Reporting is set forth on page 21.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 22.

There were no changes in our internal control over financial reporting during the quarter ended October 26, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity Compensation Plans Approved by Security Holders	7,099,778	$27.73	2,952,340
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	7,099,778	$27.73	2,952,340
[1]

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

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(1)	Financial Statements

		Page

	Report of Management on Internal Control Over Financial Reporting	21
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	22
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	23
	Consolidated Balance Sheets – October 26, 2012 and October 28, 2011	24
	Consolidated Statements of Operations – Years ended October 26, 2012, October 28, 2011 and October 29, 2010	25
	Consolidated Statements of Comprehensive Income – Years ended October 26, 2012, October 28, 2011 and October 29, 2010	26
	Consolidated Statement of Changes in Equity – Years ended October 26, 2012, October 28, 2011 and October 29, 2010	27
	Consolidated Statements of Cash Flows – Years ended October 26, 2012, October 28, 2011 and October 29, 2010	28
	Notes to Consolidated Financial Statements	29–49
	Selected Quarterly Financial Data (Unaudited)	49

(2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 54.

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

4.1

Indenture dated April 24, 2002, between the Registrant and Bank One Trust Company, N.A., as Trustee, relating to Registrant’s 6% Notes due 2007 (The Bank of New York Trust Company, N.A. is the successor in interest to Bank One) (incorporated by reference to Form 10-K for the period ended October 25, 2002, amendment filed with Form 10-Q for the quarter ended April 30, 2004)

4.2

Second Supplemental Indenture, dated as of April 17, 2007, to indenture dated as of April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 5.625% Notes due 2012 and 6.050% Notes due 2017 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on April 18, 2007)

4.3

Indenture dated July 15, 2005 between the Registrant and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 5.100% Notes due 2015, including form of Registrant’s 5.100% Notes due 2015 (incorporated by reference to Form 8-K filed on July 18, 2005)

4.4

Third Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Trustee, dated June 19, 2009, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 7.250% Notes due 2019 (incorporated by reference to Form 8-K filed on June 23, 2009)

4.5

Fourth Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Series Trustee, and The Bank of New York Mellon Trust Company, N.A., as Original Trustee, dated January 13, 2012, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Mellon Trust Company, N.A. relating to the Registrant’s 4.200% Notes due 2022 (incorporated by reference to Form 8-K filed on January 17, 2012)

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

10.6

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

10.8	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.9	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)*

10.10	The Valspar Corporation 2009 Omnibus Equity Plan – as amended and restated on June 8, 2010 (incorporated by reference to Form 10-Q for the quarter ended April 30, 2010)*

10.11	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)*

10.12	Term Sheet for Compensation Program for Non-Employee Directors (incorporated by reference to Form 8-K filed on October 23, 2009)*

10.13

Second Amendment to Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and an issuing bank, and certain other lenders, dated as of November 15, 2010 (incorporated by reference to Form 8-K filed on November 19, 2010)

10.14	Letter Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.15

Confidentiality and Noncompetition Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)

10.16	Restricted Stock Unit Agreement between Registrant and Gary E. Hendrickson dated effective as of June 1, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.17	Transition Agreement with Lori A. Walker dated as of November 2, 2012 (incorporated by reference to Form 8-K, filed on November 7, 2012)

14.1†	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1**	Section 302 Certification of the Chief Executive Officer

31.2**	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*Compensatory Plan or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

**Filed electronically herewith.

†Available at the Registrant’s website at http://www.valsparglobal.com.

Portions of the 2013 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

		/s/ Rolf Engh	12/19/12

Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary E. Hendrickson	12/19/12	/s/ Jack J. Allen	12/19/12

Gary E. Hendrickson, Chairman		Jack J. Allen, Director
and Chief Executive Officer
(principal executive officer)		/s/ John M. Ballbach	12/19/12

/s/ Lori A. Walker	12/19/12	John M. Ballbach, Director

Lori A. Walker, Senior Vice President		/s/ John S. Bode	12/19/12
and Chief Financial Officer
(principal financial officer)		John S. Bode, Director

/s/ Brenda A. McCormick	12/19/12	/s/ William M. Cook	12/19/12

Brenda A. McCormick, Corporate Controller		William M. Cook, Director
(principal accounting officer)
		/s/ Jeffrey H. Curler	12/19/12

Jeffrey H. Curler, Director

		/s/ Ian R. Friendly	12/19/12

Ian R. Friendly, Director

		/s/ Janel S. Haugarth	12/19/12

Janel S. Haugarth, Director

		/s/ Mae C. Jemison	12/19/12

Mae C. Jemison, Director

		/s/ Gregory R. Palen	12/19/12

Gregory R. Palen, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Changes in the allowance for doubtful accounts were as follows:

(dollars in thousands)	2012	2011	2010
Beginning balance	$14,977	$17,459	$21,768
Amount acquired through acquisitions	—	309	1,434
Bad debt expense	4,009	2,992	(668)
Uncollectable accounts written off, net of recoveries	(5,763)	(5,783)	(5,075)
Ending balance	$13,223	$14,977	$17,459