Form 10-Q
period 2013-01-25
VALSPAR CORP
filed 2013-03-06
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 1-3011

__________________________

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

__________________________

Delaware	36-2443580
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

901 3rd Avenue South,
Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

(612) 851-7000

(Registrant’s telephone number, including area code)

__________________________

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

As of February 25, 2013, The Valspar Corporation had 89,114,482 shares of common stock outstanding, excluding 29,328,142 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended January 25, 2013

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	January 25, 2013	October 26, 2012	January 27, 2012
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$248,642	$253,327	$305,712
Restricted cash	19,893	19,907	20,108
Accounts and notes receivable less allowance (1/25/13 - $10,100; 10/26/12 - $13,223; 1/27/12 - $16,529)	585,539	681,099	596,752
Inventories	425,590	360,427	380,944
Deferred income taxes	43,637	42,083	48,942
Prepaid expenses and other	89,956	92,334	74,759
TOTAL CURRENT ASSETS	1,413,257	1,449,177	1,427,217

GOODWILL	1,075,692	1,056,669	1,056,008
INTANGIBLES, NET	551,131	550,106	552,792
OTHER ASSETS	28,488	14,738	20,597
LONG-TERM DEFERRED INCOME TAXES	5,194	5,178	1,964

Property, plant and equipment, gross	1,428,427	1,413,434	1,371,322
Less accumulated depreciation	(871,522)	(862,466)	(826,129)
PROPERTY, PLANT AND EQUIPMENT, NET	556,905	550,968	545,193

TOTAL ASSETS	$3,630,667	$3,626,836	$3,603,771

NOTE:	The Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 25, 2013	October 26, 2012	January 27, 2012
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$217,283	$94,441	$8,760
Current portion of long-term debt	39,737	44,090	200,000
Trade accounts payable	470,187	502,967	447,437
Income taxes	15,277	4,612	9,006
Other accrued liabilities	298,669	380,662	309,450
TOTAL CURRENT LIABILITIES	1,041,153	1,026,772	974,653

LONG-TERM DEBT, NET OF CURRENT PORTION	1,012,563	1,012,578	1,066,763
DEFERRED INCOME TAXES	217,025	216,314	208,531
OTHER LONG-TERM LIABILITIES	155,094	147,649	140,295
TOTAL LIABILITIES	2,425,835	2,403,313	2,390,242

STOCKHOLDERS’ EQUITY:
Common stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	422,735	421,281	400,682
Retained earnings	1,475,246	1,440,896	1,258,887
Accumulated other comprehensive income (loss)	55,313	50,272	60,200
Less cost of common stock in treasury (1/25/13 – 28,901,406 shares; 10/26/12 - 28,276,819 shares; 1/27/12 - 25,514,371 shares)	(807,682)	(748,146)	(565,460)
TOTAL STOCKHOLDERS’ EQUITY	1,204,832	1,223,523	1,213,529

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,630,667	$3,626,836	$3,603,771

NOTE:	The Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	January 25, 2013	January 27, 2012
Net sales	$875,242	$885,647
Cost of sales	580,891	592,331
Gross profit	294,351	293,316
Research and development	30,783	26,893
Selling, general and administrative	170,037	175,708
Operating expenses	200,820	202,601
Income (loss) from operations	93,531	90,715
Interest expense	15,873	15,789
Other (income)/expense – net	950	(522)
Income (loss) before income taxes	76,708	75,448
Income taxes	21,679	19,666
Net income (loss)	$55,029	$55,782

Net income (loss) per common share – basic	$0.62	$0.60
Net income (loss) per common share – diluted	$0.60	$0.58

Average number of common shares outstanding
- basic	89,477,591	92,861,129
- diluted	92,397,428	95,485,354

Dividends paid per common share	$0.23	$0.20

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 25, 2013	January 27, 2012
Net income (loss)	$55,029	$55,782
Other comprehensive income (loss):
Foreign currency translation	4,865	2,205
Net gain (loss) on financial instruments	299	(7,874)
Income tax benefit (expense)	(123)	3,090
Other comprehensive income (loss)	5,041	(2,579)
Comprehensive income (loss)	$60,070	$53,203

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 25, 2013	January 27, 2012
OPERATING ACTIVITIES:
Net income (loss)	$55,029	$55,782
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	18,933	21,404
Amortization	1,636	1,661
Stock-based compensation	7,954	2,462
(Gain)/loss on asset divestitures	(2,071)	(336)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	100,104	66,315
(Increase)/decrease in inventories and other assets	(59,169)	(47,549)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(126,637)	(87,593)
Increase/(decrease) in income taxes payable	4,087	(12,649)
Increase/(decrease) in other deferred liabilities	5,295	5,700
Settlement of treasury lock contracts	—	(27,875)
Other	(3,297)	(1,806)
Net Cash (Used In)/Provided By Operating Activities	1,864	(24,484)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(13,950)	(14,487)
Acquisition of businesses, net of cash acquired	(34,811)	—
Cash proceeds on disposal of assets	1,796	2,911
(Increase)/decrease in restricted cash	14	270
Net Cash (Used In)/Provided By Investing Activities	(46,951)	(11,306)

FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	396,816
Net change in other borrowings	(3,896)	(29,508)
Net proceeds (repayments) of commercial paper	120,972	(153,955)
Proceeds from sale of treasury stock	9,832	11,608
Treasury stock purchases	(72,992)	(49,012)
Excess tax benefit from stock-based compensation	8,643	3,400
Dividends paid	(20,679)	(18,645)
Net Cash (Used In)/Provided By Financing Activities	41,880	160,704

Increase/(Decrease) in Cash and Cash Equivalents	(3,207)	124,914
Effect of exchange rate changes on Cash and Cash Equivalents	(1,478)	2,631

Cash and Cash Equivalents at Beginning of Period	253,327	178,167
Cash and Cash Equivalents at End of Period	$248,642	$305,712

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 25, 2013 are not necessarily indicative of the results that may be expected for the year ending October 25, 2013.

Certain amounts in the 2012 financial statements have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on net income or stockholders’ equity as previously reported.

The Condensed Consolidated Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 26, 2012.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

On December 28, 2012, we purchased Ace Hardware Corporation’s paint manufacturing business, including two manufacturing facilities near Chicago, IL for approximately $34,811 in cash. We will manufacture and supply paint to Ace Hardware Corporation for sale at Ace retail locations. The acquisition was recorded in our Paints segment in the first quarter of fiscal year 2013 at preliminary fair values and a preliminary allocation of the purchase price has been completed. The assets and operating results have been included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisition noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	January 25, 2013	October 26, 2012	January 27, 2012
Manufactured products	$250,932	$215,790	$231,330
Raw materials, supplies and work-in-progress	174,658	144,637	149,614
Total Inventories	$425,590	$360,427	$380,944

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of January 25, 2013 is $1,075,692, an increase of $19,023 from the end of fiscal year 2012. The increase is due to an acquisition (see Note 2 for further details) and foreign currency translation.

Total intangible asset amortization expense for the three months ended January 25, 2013 was $1,636, compared to $1,661 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 25, 2013 is expected to be approximately $7,000.

NOTE 5 – ACCOUNTS PAYABLE

Trade accounts payable includes $37,039 at January 25, 2013, $39,762 at October 26, 2012 and $28,792 at January 27, 2012, of issued checks that had not cleared our bank accounts.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 6 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

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

We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses can be estimated, and estimates are revised as soon as such changes in estimates become known. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts are higher than the amounts estimated as of the date of the financial statements, gross margin would be negatively affected in future quarters when we revise our estimates.

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

	Three Months Ended
	January 25, 2013	January 27, 2012
Beginning balance, October	$80,272	$73,679
Additional net deferred revenue/accrual made during the period	4,107	7,839
Payments made during the period	(2,353)	(2,104)
Ending Balance	$82,026	$79,414

NOTE 7 – FAIR VALUE MEASUREMENT

We measure certain assets and liabilities at fair value or disclose the fair value of certain assets and liabilities recorded at cost in the Condensed Consolidated Financial Statements on both a recurring and non-recurring basis. Fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. There were no transfers between levels for all periods presented. The three levels are defined as follows:

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	January 25, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$92,296	$92,296	$—	$—
Restricted cash [1]	19,893	19,893	—	—
Total Assets	$112,189	$112,189	$—	$—

Liabilities
Foreign currency contracts [2]	$5	$—	$5	$—
Total Liabilities	$5	$—	$5	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 26, 2012	Level 1	Level 2	Level 3
Assets
Cash equivalents	$122,273	$122,273	$—	$—
Restricted cash [1]	19,907	19,907	—	—
Foreign currency contracts [2]	16	—	16	—
Total Assets	$142,196	$142,180	$16	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	January 27, 2012	Level 1	Level 2	Level 3
Assets
Cash equivalents	$125,333	$125,333	$—	$—
Restricted cash [1]	20,108	20,108	—	—
Foreign currency contracts [2]	157	—	157	—
Total Assets	$145,598	$145,441	$157	$—

[1]	Restricted cash represents cash that is restricted from withdrawal and primarily serves as collateral for our liability insurance programs.

[2]	Foreign currency contracts are included in prepaid expenses and other in the Condensed Consolidated Balance Sheets. The fair market value was estimated using observable market data for similar financial instruments. See Note 8 for additional information on derivative financial instruments.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables provide information regarding the estimated fair value of our outstanding debt. We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	January 25, 2013	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,155,541	$1,155,541	$—	$—
Non-publicly traded debt	269,102	—	269,102	—
Total Debt	$1,424,643	$1,155,541	$269,102	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 26, 2012	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,141,105	$1,141,105	$—	$—
Non-publicly traded debt	150,575	—	150,575	—
Total Debt	$1,291,680	$1,141,105	$150,575	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	January 27, 2012	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,328,165	$1,328,165	$—	$—
Non-publicly traded debt	74,579	—	74,579	—
Total Debt	$1,402,744	$1,328,165	$74,579	$—

[3]	Debt is recorded at carrying value of $1,269,583, $1,151,109 and $1,275,523 on the Condensed Consolidated Balance Sheet as of January 25, 2013, October 26, 2012 and January 27, 2012, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets include (i) goodwill, long-lived tangible and intangible assets as part of our annual impairment testing and (ii) assets acquired and liabilities assumed as part of an acquisition.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage well-defined interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of January 25, 2013.

At January 25, 2013, we had $6,412 notional amount of foreign currency contracts that mature during fiscal year 2013. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Statement of Operations when the underlying hedged item is realized. At January 27, 2012, we had $10,010 notional amount of foreign currency contracts maturing in fiscal year 2012. There was no material ineffectiveness related to these hedges during the quarters ended January 25, 2013 or January 27, 2012.

At January 25, 2013, we had no treasury lock contracts in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income (loss) in the first quarter of fiscal year 2012. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of January 25, 2013 and January 27, 2012 represents the unamortized gains and losses, net of tax, from our settled contracts. Unamortized gains and loss are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. There was no material ineffectiveness related to these hedges for the quarters ended January 25, 2013 and January 27, 2012.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our derivative assets and liabilities subject to fair value measurement (see Note 7) include the following:

	Fair Value at January 25, 2013	Fair Value at October 26, 2012	Fair Value at January 27, 2012
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$16	$157
Total Assets	$—	$16	$157

Liabilities
Accrued liabilities other:
Foreign currency contracts	$5	$—	$—
Total Liabilities	$5	$—	$—

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the quarters ended January 25, 2013 and January 27, 2012, respectively, are as follows:

Quarter Ended January 25, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(20)	Other income / (expense), net	$(55)
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$299	Total	$(374)

Quarter Ended January 27, 2012	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$154	Other income / (expense), net	$182
Treasury lock contracts	(8,028)	Interest expense	157
Total derivatives designated as cash flow hedges	$(7,874)	Total	$339

[1]	Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

NOTE 9 – DEBT

Our debt consists of the following:

	January 25, 2013	October 26, 2012	January 27, 2012
Short-term debt	$217,283	$94,441	$8,760
Current portion of long-term debt	39,737	44,090	200,000
Long-term debt	1,012,563	1,012,578	1,066,763
Total Debt	$1,269,583	$1,151,109	$1,275,523

The increase in short-term debt from October 26, 2012 was primarily due to commercial paper borrowings for share repurchases and the purchase of Ace Hardware Corporation’s paint manufacturing business.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 25, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 10 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $7,954 ($5,095 after tax) for the three months ended January 25, 2013, compared to $2,462 ($1,615 after tax) for the three months ended January 27, 2012.

NOTE 11 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits is as follows:

	Three Months Ended
	January 25, 2013	January 27, 2012
Service cost	$1,405	$1,052
Interest cost	3,345	3,525
Expected return on plan assets	(4,941)	(4,843)
Amortization of prior service cost	112	109
Recognized actuarial (gain)/loss	2,457	1,716
Net Periodic Benefit Cost	$2,378	$1,559

The net periodic benefit cost of the post-retirement medical benefits is as follows:

	Three Months Ended
	January 25, 2013	January 27, 2012
Service cost	$60	$31
Interest cost	90	112
Amortization of prior service cost	(32)	(32)
Recognized actuarial loss	117	118
Net Periodic Benefit Cost	$235	$229

NOTE 12 – INCOME TAXES

At October 26, 2012, we had a $9,965 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $8,718 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 26, 2012, we had accrued approximately $2,582 of interest and penalties relating to unrecognized tax benefits.

During the first quarter of fiscal year 2013, we recorded a $1,750 benefit to income tax expense related to the retroactive extension of the U.S. Research and Development Credit. In the first quarter of fiscal year 2012, we recorded a $3,600 benefit to income tax expense related to an increase in the tax basis of assets for a foreign subsidiary.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

NOTE 13 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three months ended January 25, 2013 and January 27, 2012:

	Three Months Ended
	January 25, 2013	January 27, 2012
Basic
Net income (loss)	$55,029	$55,782
Weighted-average common shares outstanding – basic	89,477,591	92,861,129
Net Income (Loss) per Common Share – Basic	$0.62	$0.60

Diluted
Net income (loss)	$55,029	$55,782
Weighted-average common shares outstanding – basic	89,477,591	92,861,129
Dilutive effect of stock options and unvested restricted stock	2,919,837	2,624,225
Equivalent average common shares outstanding – diluted	92,397,428	95,485,354
Net Income (Loss) per Common Share – Diluted	$0.60	$0.58

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 213,210 and 326,044 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended January 25, 2013 and January 27, 2012, respectively, as inclusion of these shares would have been antidilutive.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consists of the following for the first quarter of 2013 and 2012:

	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	4,865	—	176	5,041
Balance, January 25, 2013	$164,475	$(99,407)	$(9,755)	$55,313

Balance, October 28, 2011	152,791	(84,432)	(5,580)	62,779
Other comprehensive income (loss), net of tax	2,205	—	(4,784)	(2,579)
Balance, January 27, 2012	$154,996	$(84,432)	$(10,364)	$60,200

[1]	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 15 – SEGMENT INFORMATION

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the first quarter of 2013 and 2012 are as follows:

	Three Months Ended
	January 25, 2013	January 27, 2012
Net Sales
Coatings	$497,616	$494,649
Paints	329,079	339,557
All Other	81,617	81,855
Less Intersegment Sales	(33,070)	(30,414)
Total Net Sales	$875,242	$885,647

EBIT
Coatings	$74,340	$73,872
Paints	22,543	23,365
All Other	(4,302)	(6,000)
Total EBIT	92,581	91,237
Interest expense	15,873	15,789
Income Before Income Taxes	$76,708	$75,448

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 16 – RESTRUCTURING

There were no restructuring charges in the first quarter of fiscal year 2013. In fiscal year 2012, we exited the gelcoat products market and initiated the consolidation of a manufacturing facility in our Paints segment. Our gelcoat product line was categorized in All Other. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian operations, which included facility consolidations in manufacturing and distribution, store rationalization and other related costs.

These restructuring activities resulted in pre-tax charges of $5,097 or $0.04 per share after tax in the first quarter of fiscal year 2012. The total resulting expenses included severance and employee benefits, asset impairments, professional services and site clean-up.

The following restructuring charges by segment were recorded in the first quarter of 2013 and 2012:

Three Months Ended January 25, 2013	Liability Beginning Balance 10/26/2012	Expense	Activity	Liability Ending Balance 1/25/2013
Coatings
Severance and employee benefits	$2,234	$—	$(123)	$2,111
Exit costs (consulting/site clean-up)	390	—	(129)	261
Total Coatings	2,624	—	(252)	2,372
Paints
Severance and employee benefits	2,104	—	(1,695)	409
Exit costs (consulting/site clean-up)	3,984	—	(553)	3,431
Total Paints	6,088	—	(2,248)	3,840
All Other
Severance and employee benefits	297	—	(52)	245
Total All Other	297	—	(52)	245
Total	$9,009	$—	$(2,552)	$6,457

Three Months Ended January 27, 2012	Liability Beginning Balance 10/28/2011	Expense	Activity	Liability Ending Balance 1/27/2012
Coatings
Severance and employee benefits	$3,884	$136	$(1,455)	$2,565
Asset impairments	—	89	(89)	—
Exit costs (consulting/site clean-up)	2,802	164	(393)	2,573
Total Coatings	6,686	389	(1,937)	5,138
Paints
Severance and employee benefits	2,915	2,082	(1,478)	3,519
Asset impairments	—	1,265	(1,265)	—
Exit costs (consulting/site clean-up)	408	679	(809)	278
Total Paints	3,323	4,026	(3,552)	3,797
All Other
Severance and employee benefits	437	682	(331)	788
Total All Other	437	682	(331)	788
Total	$10,446	$5,097	$(5,820)	$9,723

The ending liability balance at January 25, 2013 and at January 27, 2012 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations. For the three months ended January 27, 2012, $2,954 was charged to cost of sales and $2,143 was charged to selling, general and administrative expenses.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JANUARY 25, 2013

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2013, the FASB further amended the disclosure requirements for comprehensive income. The update requires companies to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the consolidated financial statements or parenthetically on the face of the Statements of Operations. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which means the first quarter of our fiscal year 2014, and is to be applied prospectively. We do not expect the adoption of these updated disclosure requirements to affect our consolidated results of operations, financial condition or liquidity.

In July 2012, the FASB amended the guidance on indefinite-lived intangible asset impairment testing to allow companies the option to first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying value and record an impairment charge if the carrying value exceeds the fair value of the asset. The change is effective for fiscal years beginning after September 15, 2012, which is our fiscal year 2013, but early adoption is permitted. We do not expect the adoption of this accounting guidance to affect our consolidated financial statements.

In September 2011, the FASB amended the guidance on goodwill impairment testing to allow companies the option of first assessing qualitative factors to determine whether the two-step impairment test is required. If it is more likely than not that the fair value of a reporting unit is less than its carrying value, the two-step impairment test must be performed. Otherwise, the two-step impairment test is not necessary. The change is effective for fiscal years beginning after December 15, 2011, which is our fiscal year 2013, but early adoption is permitted. We do not expect the adoption of this accounting guidance to affect our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

OVERVIEW

Net sales declined slightly for the first quarter of 2013 primarily due to uneven market demand outside the Americas, partially offset by market share gains across all of our product lines. This decrease in net sales and a higher tax rate, partially offset by lower restructuring costs, resulted in a 1.3% decline in net income.

On December 28, 2012, we purchased Ace Hardware Corporation’s paint manufacturing business, including two manufacturing facilities near Chicago, IL for approximately $34,811. We will manufacture and supply paint to Ace Hardware Corporation for sale at Ace retail locations.

Weighted average common shares outstanding – diluted for the first quarter of 2013 were 92,397,428, down 3,087,926 from the same period in the prior year. During the quarter, we repurchased 1,184,500 shares for $72,992. On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced a prior authorization. As of January 25, 2013, 14,430,000 shares remained available for purchase under the new authorization.

Earnings Per Share

Net income per common share - diluted was $0.60 and $0.58 for the three months ended January 25, 2013 and January 27, 2012, respectively. The table below presents adjusted net income per common share – diluted, which excludes restructuring charges in the 2012 period.

	Three Months Ended
	January 25, 2013	January 27, 2012
Net income (loss) per common share - diluted	$0.60	$0.58
Restructuring charges	—	0.04
Adjusted net income per common share - diluted	$0.60	$0.62

“Adjusted net income per common share – diluted” is a non-GAAP financial measure. We disclose this measure because we believe the measure may assist investors in comparing our results of operations without regard to restructuring charges. This non-GAAP measure is provided to enhance investors’ overall understanding of our current financial performance. We believe the non-GAAP measure provides useful information to both management and investors by excluding certain expenses and non-cash charges, which may not be indicative of our core operating results. In addition, because we have historically reported certain non-GAAP results to investors, we believe the inclusion of this non-GAAP measure provides consistency in our presentation of financial information. See Note 16 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 26, 2012. There were no material changes to our critical accounting estimates in the first quarter of fiscal year 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

OPERATIONS

Net Sales	Three Months Ended
	January 25, 2013	January 27, 2012	% Change
Coatings	$497,616	$494,649	0.6%
Paints	329,079	339,557	(3.1)%
All Other	48,547	51,441	(5.6)%
Consolidated Net Sales	$875,242	$885,647	(1.2)%

•	Consolidated Net Sales – Adjusting for the positive impact of 0.6% from acquisitions and negative impact of 0.2% from foreign currency, sales for the first quarter of 2013 decreased 1.6%. The decrease in sales was primarily due to market softness outside North and South America, partially offset by market share gains, primarily in our Coatings segment.
•	Coatings Segment Net Sales – Adjusting for the negative impact of 0.7% from foreign currency, sales for the first quarter of 2013 increased 1.3%. The increase in sales was primarily due to market share gains. This increase was partially offset by market weakness, particularly in our general industrial product line, which was affected by soft end markets in Asia and Europe.
•	Paints Segment Net Sales – Adjusting for the positive impacts of 1.5% from acquisitions and 0.7% from foreign currency, sales for the first quarter of 2013 decreased 5.3%. The decrease in sales reflects weak housing market conditions in Australia and China, partially offset by increased volumes in our North America consumer paints and global automotive product lines.
•	All Other Net Sales – The All Other category includes the following product lines: resins, furniture protection plans and colorants. Adjusting for the negative impact of 0.1% from foreign currency, sales for the first quarter of 2013 decreased 5.5%. The lower sales were due to our exit from the gelcoat products market in the fourth quarter of 2012, partially offset by market share gains in our resin product line.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
	January 25, 2013	January 27, 2012
Consolidated Gross Profit	$294,351	$293,316
As a percent of Net Sales	33.6%	33.1%

•	Gross Profit – Gross profit as a percent of net sales increased slightly compared to the prior year due to higher restructuring charges incurred in 2012. There were no restructuring charges included in gross profit in the first quarter of 2013. Restructuring charges of $2,954 or 0.3% of net sales were included in the first quarter of 2012.

Operating Expenses	Three Months Ended
	January 25, 2013	January 27, 2012
Consolidated Operating Expenses[1]	$200,820	$202,601
As a percent of Net Sales	22.9%	22.9%

[1]	Includes research and development and selling, general and administrative costs. For breakout, see Condensed Consolidated Statements of Operations.

•	Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased $1,781 or 0.9% compared to the first quarter of last year primarily due to restructuring charges in 2012 and continued productivity improvements, offset by investments to support emerging growth opportunities in both our Coatings and Paints segments. There were no restructuring charges included in operating expenses in the first quarter of 2013. Restructuring charges of $2,143 or 0.2% of net sales were included in the first quarter of 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•	Consolidated Operating Expenses (percent of net sales) – Operating expenses as a percent of consolidated net sales were flat compared to the first quarter of last year.

EBIT	Three Months Ended
	January 25, 2013	January 27, 2012
Coatings	$74,340	$73,872
As a percent of Net Sales	14.9%	14.9%
Paints	$22,543	$23,365
As a percent of Net Sales	6.9%	6.9%
All Other	$(4,302)	$(6,000)
As a percent of Net Sales	(8.9)%	(11.7)%
Consolidated EBIT	$92,581	$91,237
As a percent of Net Sales	10.6%	10.3%

•	Consolidated EBIT – EBIT for the first quarter of 2013 increased $1,344 or 1.5% from the prior year. There were no restructuring charges in the first quarter of 2013. Restructuring charges of $5,097 or 0.6% of net sales were included in the first quarter of 2012. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.
•	Coatings Segment EBIT – EBIT as a percent of net sales was flat primarily due to productivity improvements, offset by investments to support emerging growth opportunities. There were no restructuring charges in the first quarter of 2013. EBIT included restructuring charges of $389 or 0.1% of net sales in the first quarter of 2012.
•	Paints Segment EBIT – EBIT as a percent of net sales was flat primarily due to weak market conditions in Australia and China and timing of investments to support emerging growth opportunities, offset by the impact of restructuring charges recognized in 2012. There were no restructuring charges in the first quarter of 2013. EBIT included restructuring charges of $4,026 or 1.2% of net sales in the first quarter of 2012.
•	All Other EBIT – All Other EBIT includes corporate expenses. EBIT as a percent of net sales improved primarily due to better performance in our Other product lines. There were no restructuring charges in the first quarter of 2013. EBIT included restructuring charges of $682 or 1.3% of net sales in the first quarter of 2012.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 25, 2013	January 27, 2012
Consolidated Interest Expense	$15,873	$15,789

•	Interest Expense – Interest expense was flat compared to the first quarter of 2012 as higher average debt offset lower average interest rates.

Effective Tax Rate	Three Months Ended
	January 25, 2013	January 27, 2012
Effective Tax Rate	28.3%	26.1%

•	Effective Tax Rate – The higher first quarter 2013 effective tax rate was due to an unfavorable geographical mix of earnings. We expect the effective tax rate for the full year to be approximately 31% to 32%.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Net Income (Loss)	Three Months Ended
	January 25, 2013	January 27, 2012	% Change
Consolidated Net Income (Loss)	$55,029	$55,782	(1.3)%

FINANCIAL CONDITION

Our financial condition and liquidity remained strong in the first quarter of 2013. We had $248,642 in cash and cash equivalents and $391,285 in unused committed bank credit facilities providing total committed liquidity of $639,927 at the end of our 2013 first quarter, compared to $760,655 at the end of fiscal year 2012. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal.

Cash Flow – Cash provided by operations was $1,864 for the three months ended January 25, 2013, compared to cash used in operations of $24,484 for the same period last year. In the first quarter of 2012, there was a cash outflow of $27,875 for the settlement of outstanding derivative contracts related to our bond issuance. See Note 8 in Notes to the Condensed Consolidated Financial Statements for further information on derivative financial instruments.

During the first quarter of 2013, we used our borrowing capacity to fund $72,992 in share repurchases, $34,811 for the purchase of Ace Hardware Corporation’s paint manufacturing business, $13,950 in capital expenditures and our seasonal working capital needs. We used cash on hand and $9,832 in proceeds from the sale of treasury stock to fund $20,679 in dividend payments. We anticipate capital spending in 2013 to be approximately $120,000.

Debt and Capital Resources – Our debt classified as current was $257,020 at January 25, 2013 compared to $138,531 and $208,760 at October 26, 2012 and January 27, 2012, respectively. The ratio of total debt to capital was 51.3% at January 25, 2013, compared to 48.5% at October 26, 2012 and 51.2% at January 27, 2012.

To further ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 25, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

We use derivative instruments with a number of counterparties principally to manage well-defined interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of January 25, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD LOOKING STATEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are also subject to interest rate risk. At January 25, 2013, approximately 21.2% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

ITEM 4.  CONTROLS AND PROCEDURES

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 25, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 25, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 26, 2012.

ITEM 1A.  RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 26, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable

(c)  We made the following repurchases of equity securities during the quarter ended January 25, 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
10/27/12 – 11/23/12
Repurchase program	350,000	$57.49	350,000	2,191,700
11/24/12 – 12/21/12
Repurchase program	354,500	61.78	354,500	14,910,000
12/22/12 – 1/25/13
Repurchase program	480,000	64.45	480,000	14,430,000
Other transactions[2]	45,437	64.68	—	—

[1]	On October 13, 2010, we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of December 5, 2012, we had repurchased 13,072,800 shares (614,500 shares were repurchased in the first quarter of 2013). On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced the October 13, 2010 authorization. As of January 25, 2013, we had repurchased 570,000 shares under the new authorization. A total of 1,184,500 shares were repurchased in the first quarter of 2013 under the old and new authorizations.

[2]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number		Description

10.1		Transition Agreement dated November 2, 2012 between Lori A. Walker and The Valspar Corporation (incorporated by reference to exhibit 10.1 to Form 8-K filed on November 7, 2012)

31.1	*	Section 302 Certification of the Chief Executive Officer

31.2	*	Section 302 Certification of the Chief Financial Officer

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 6, 2013	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: March 6, 2013	By	/s/Lori A. Walker
Lori A. Walker
Senior Vice President and Chief Financial Officer