Form 10-Q
period 2013-04-26
VALSPAR CORP
filed 2013-06-05
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2013
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________________ to __________________________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 28, 2013, The Valspar Corporation had 87,880,845 shares of common stock outstanding, excluding 30,561,779 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	April 26, 2013	October 26, 2012	April 27, 2012
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$228,309	$253,327	$208,491
Restricted cash	20,423	19,907	21,309
Accounts and notes receivable less allowance
(4/26/13 – $10,609; 10/26/12 – $13,223; 4/27/12 –$17,807)	711,599	681,099	738,706
Inventories	432,837	360,427	391,562
Deferred income taxes	43,697	42,083	49,303
Prepaid expenses and other	94,810	92,334	86,812
TOTAL CURRENT ASSETS	1,531,675	1,449,177	1,496,183

GOODWILL	1,070,557	1,056,669	1,064,189
INTANGIBLES, NET	549,576	550,106	555,654
OTHER ASSETS	37,469	14,738	20,382
LONG-TERM DEFERRED INCOME TAXES	5,092	5,178	1,936

Property, plant and equipment, gross	1,436,354	1,413,434	1,391,052
Less accumulated depreciation	(883,092)	(862,466)	(850,126)
PROPERTY, PLANT AND EQUIPMENT, NET	553,262	550,968	540,926

TOTAL ASSETS	$3,747,631	$3,626,836	$3,679,270

NOTE:	The Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 26, 2013	October 26, 2012	April 27, 2012
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$328,133	$94,441	$9,138
Current portion of long-term debt	31,615	44,090	200,000
Trade accounts payable	507,386	502,967	471,471
Income taxes	22,634	4,612	27,433
Other accrued liabilities	330,116	380,662	347,156
TOTAL CURRENT LIABILITIES	1,219,884	1,026,772	1,055,198

LONG-TERM DEBT, NET OF CURRENT PORTION	1,012,550	1,012,578	1,061,875
DEFERRED INCOME TAXES	217,137	216,314	210,352
OTHER LONG-TERM LIABILITIES	155,791	147,649	139,893
TOTAL LIABILITIES	2,605,362	2,403,313	2,467,318

STOCKHOLDERS’ EQUITY:
Common stock (Par Value – $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	421,965	421,281	398,664
Retained earnings	1,531,713	1,440,896	1,316,997
Accumulated other comprehensive income (loss)	47,219	50,272	84,941
Less cost of common stock in treasury (4/26/13 – 30,514,962 shares; 10/26/12 – 28,276,819 shares; 4/27/12 – 26,892,031 shares)	(917,848)	(748,146)	(647,870)
TOTAL STOCKHOLDERS’ EQUITY	1,142,269	1,223,523	1,211,952

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,747,631	$3,626,836	$3,679,270

NOTE:	The Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Net sales	$1,031,219	$1,032,572	$1,906,461	$1,918,219
Cost of sales	685,997	675,426	1,266,888	1,264,803
Restructuring charges – cost of sales	6,669	1,706	6,669	4,660
Gross profit	338,553	355,440	632,904	648,756
Research and development	32,199	29,442	62,982	56,335
Selling, general and administrative	173,183	192,618	343,220	366,183
Restructuring charges	2,651	2,712	2,651	4,855
Operating expenses	208,033	224,772	408,853	427,373
Income (loss) from operations	130,520	130,668	224,051	221,383
Interest expense	15,988	19,288	31,861	35,077
Other (income)/expense – net	27	366	977	(156)
Income (loss) before income taxes	114,505	111,014	191,213	186,462
Income taxes	37,597	34,474	59,276	54,140
Net income (loss)	$76,908	$76,540	$131,937	$132,322

Net income (loss) per common share – basic	$0.87	$0.83	$1.48	$1.43
Net income (loss) per common share – diluted	$0.84	$0.80	$1.44	$1.39

Average number of common shares outstanding
- basic	88,416,020	92,068,366	88,946,806	92,464,748
- diluted	91,165,745	95,094,369	91,781,907	95,342,549

Dividends paid per common share	$0.23	$0.20	$0.46	$0.40

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Net income (loss)	$76,908	$76,540	$131,937	$132,322
Other comprehensive income (loss):
Foreign currency translation	(8,351)	24,894	(3,486)	27,099
Net gain (loss) on financial instruments	380	(37)	679	(7,911)
Income tax benefit (expense)	(123)	(116)	(246)	2,974
Other comprehensive income (loss)	(8,094)	24,741	(3,053)	22,162
Comprehensive income (loss)	$68,814	$101,281	$128,884	$154,484

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	April 26, 2013	April 27, 2012
OPERATING ACTIVITIES:
Net income (loss)	$131,937	$132,322
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	38,907	42,917
Amortization	3,270	3,306
Stock-based compensation	9,173	5,710
(Gain)/loss on asset divestitures	(1,602)	496
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(31,227)	(67,109)
(Increase)/decrease in inventories and other assets	(86,744)	(63,790)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(56,189)	(32,861)
Increase/(decrease) in income taxes payable	8,277	831
Increase/(decrease) in other deferred liabilities	7,051	9,815
Settlement of treasury lock contracts	—	(27,875)
Other	(3,175)	(1,875)
Net Cash (Used In)/Provided By Operating Activities	19,678	1,887

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(30,105)	(30,085)
Acquisition of businesses, net of cash acquired	(34,811)	—
Cash proceeds on disposal of assets	6,211	2,987
(Increase)/decrease in restricted cash	(516)	(931)
Net Cash (Used In)/Provided By Investing Activities	(59,221)	(28,029)

FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	396,816
Net change in other borrowings	(5,752)	(36,376)
Net proceeds (repayments) of commercial paper	226,948	(153,955)
Proceeds from sale of treasury stock	15,008	26,180
Treasury stock purchases	(190,215)	(145,322)
Excess tax benefit from stock-based compensation	11,703	7,605
Dividends paid	(41,120)	(37,075)
Purchase of equity award shares	—	(7,614)
Net Cash (Used In)/Provided By Financing Activities	16,572	50,259

Increase/(Decrease) in Cash and Cash Equivalents	(22,971)	24,117
Effect of exchange rate changes on Cash and Cash Equivalents	(2,047)	6,207

Cash and Cash Equivalents at Beginning of Period	253,327	178,167
Cash and Cash Equivalents at End of Period	$228,309	$208,491

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 26, 2013 are not necessarily indicative of the results that may be expected for the year ending October 25, 2013.

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

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the year ended October 26, 2012.

NOTE 2 – ACQUISITIONS AND DIVESTITURES

In June 2013, subsequent to the end of our second quarter, we signed a definitive agreement to acquire all the outstanding shares of Inver Holding S.r.l. (Inver Group), an Italian-based industrial coatings company serving customers in Italy, France, the UK, Germany and other countries. The acquisition strengthens our presence in the large European industrial coatings market and broadens our range of technologies for the general industrial product line. We expect the acquisition to close in our fourth quarter. Inver Group had net sales of approximately $200,000 in 2012.

On December 28, 2012, we purchased Ace Hardware Corporation’s paint manufacturing business, including two manufacturing facilities near Chicago, IL, for approximately $34,811 in cash. We will manufacture and supply paint to Ace Hardware Corporation for sale at Ace retail locations. The acquisition was recorded in our Paints segment in the first quarter of fiscal year 2013 at preliminary fair values and a preliminary allocation of the purchase price has been completed. The assets and operating results have been included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisition noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	April 26, 2013	October 26, 2012	April 27, 2012
Manufactured products	$267,673	$215,790	$232,056
Raw materials, supplies and work-in-progress	165,164	144,637	159,506
Total Inventories	$432,837	$360,427	$391,562

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of April 26, 2013 is $1,070,557, an increase of $13,888 from the end of fiscal year 2012. The increase is due to an acquisition made in the first quarter of 2013 (see Note 2 for further details), partially offset by foreign currency translation.

Total intangible asset amortization expense for the six months ended April 26, 2013 was $3,270, compared to $3,306 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 26, 2013 is expected to be approximately $7,000.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 – ACCOUNTS PAYABLE

Trade accounts payable includes $34,022 at April 26, 2013, $39,762 at October 26, 2012 and $37,166 at April 27, 2012, of issued checks that had not cleared our bank accounts.

NOTE 6 – GUARANTEES

We sell extended furniture protection plans and offer warranties for certain products. Revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses on programs in progress are charged to earnings when identified.

We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses can be estimated, and estimates are revised as soon as such changes in estimates become known. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts are higher or lower than the amounts estimated as of the date of the financial statements, gross margin would be adjusted in future quarters when we revise our estimates.

Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Six Months Ended
	April 26, 2013	April 27, 2012
Beginning balance, October	$80,272	$73,679
Additional net deferred revenue/accrual made during the period	7,139	12,728
Payments made during the period	(3,980)	(5,119)
Ending Balance	$83,431	$81,288

NOTE 7 – FAIR VALUE MEASUREMENT

We measure certain assets and liabilities at fair value or disclose the fair value of certain assets and liabilities recorded at cost in the Condensed Consolidated Financial Statements on both a recurring and nonrecurring basis. Fair value is defined as an exit price, or the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. There were no transfers between levels for all periods presented. The three levels are defined as follows:

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at April 26, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$65,886	$65,886	$—	$—
Restricted cash [1]	20,423	20,423	—	—
Foreign currency contracts [2]	56	—	56	—
Total Assets	$86,365	$86,309	$56	$—

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$122,273	$122,273	$—	$—
Restricted cash [1]	19,907	19,907	—	—
Foreign currency contracts [2]	16	—	16	—
Total Assets	$142,196	$142,180	$16	$—

	Fair Value at April 27, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$83,770	$83,770	$—	$—
Restricted cash [1]	21,309	21,309	—	—
Total Assets	$105,079	$105,079	$—	$—

Liabilities
Foreign currency contracts [2]	$182	$—	$182	$—
Total Liabilities	$182	$—	$182	$—

[1]	Restricted cash represents cash that is restricted from withdrawal and primarily serves as collateral for our liability insurance programs.
[2]

Foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position in the Condensed Consolidated Balance Sheets. The fair market value was estimated using observable market data for similar financial instruments. See Note 8 for additional information on derivative financial instruments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at April 26, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,156,643	$1,156,643	$—	$—
Non-publicly traded debt	371,876	—	371,876	—
Total Debt	$1,528,519	$1,156,643	$371,876	$—

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,141,105	$1,141,105	$—	$—
Non-publicly traded debt	150,575	—	150,575	—
Total Debt	$1,291,680	$1,141,105	$150,575	$—

	Fair Value at April 27, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,332,850	$1,332,850	$—	$—
Non-publicly traded debt	70,229	—	70,229	—
Total Debt	$1,403,079	$1,332,850	$70,229	$—

[3]

Debt is recorded at carrying value of $1,372,298, $1,151,109 and $1,271,013 on the Condensed Consolidated Balance Sheet as of April 26, 2013, October 26, 2012 and April 27, 2012, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.

Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of an acquisition. See Note 2 for additional information on our first quarter acquisition.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of April 26, 2013.

At April 26, 2013, we had $5,864 and $2,572 notional amount of foreign currency contracts that mature during fiscal year 2013 and 2014, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Statement of Operations when the underlying hedged item is realized. At April 27, 2012, we had $6,583 notional amount of foreign currency contracts that matured in fiscal year 2012. There was no material ineffectiveness related to these hedges during the quarter or year-to-date periods ended April 26, 2013 or April 27, 2012.

At April 26, 2013 and April 27, 2012, we had no treasury lock contracts in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income (loss) in the first quarter of fiscal year 2012. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of April 26, 2013 and April 27, 2012 represents the unamortized gains and losses, net of tax, from our settled contracts. Unamortized gains and loss are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. There was no material ineffectiveness related to these hedges.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Our derivative assets and liabilities subject to fair value measurement (see Note 7) include the following:

	Fair Value at April 26, 2013	Fair Value at October 26, 2012	Fair Value at April 27, 2012
Assets
Prepaid expenses and other
Foreign currency contracts	$56	$16	$—
Total Assets	$56	$16	$—

Liabilities
Accrued liabilities other
Foreign currency contracts	$—	$—	$182
Total Liabilities	$—	$—	$182

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three and six months ended April 26, 2013 and April 27, 2012, respectively, are as follows:

Three Months Ended April 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$61	Other income / (expense), net	$97
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$380	Total	$(222)

Three Months Ended April 27, 2012	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(340)	Other income / (expense), net	$170
Treasury lock contracts	303	Interest expense	(302)
Total derivatives designated as cash flow hedges	$(37)	Total	$(132)

[1]

Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Six Months Ended April 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	Other income / (expense), net	$42
Treasury lock contracts	638	Interest expense	(638)
Total derivatives designated as cash flow hedges	$679	Total	$(596)

Six Months Ended April 27, 2012	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(186)	Other income / (expense), net	$352
Treasury lock contracts	(7,725)	Interest expense	(145)
Total derivatives designated as cash flow hedges	$(7,911)	Total	$207

[1]

Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

NOTE 9 – DEBT

Our debt consists of the following:

	April 26, 2013	October 26, 2012	April 27, 2012
Short-term debt	$328,133	$94,441	$9,138
Current portion of long-term debt	31,615	44,090	200,000
Long-term debt	1,012,550	1,012,578	1,061,875
Total Debt	$1,372,298	$1,151,109	$1,271,013

The increase in short-term debt from October 26, 2012 was primarily due to commercial paper borrowings for share repurchases, the purchase of Ace Hardware Corporation’s paint manufacturing business and to fund operations.

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

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 26, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 10 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $1,219 ($789 after tax) and $9,173 ($5,884 after tax) for the three and six months ended April 26, 2013, respectively, compared to $3,248 ($2,157 after tax) and $5,710 ($3,772 after tax) for the three and six months ended April 27, 2012, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Service cost	$1,157	$1,051	$2,562	$2,103
Interest cost	3,300	3,526	6,645	7,051
Expected return on plan assets	(4,935)	(4,849)	(9,876)	(9,692)
Amortization of prior service cost	112	109	224	218
Recognized actuarial (gain)/loss	2,375	1,716	4,832	3,432
Net Periodic Benefit Cost	$2,009	$1,553	$4,387	$3,112

The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Service cost	$60	$31	$120	$62
Interest cost	90	112	180	224
Amortization of prior service cost	(32)	(32)	(64)	(64)
Recognized actuarial (gain)/loss	117	118	234	236
Net Periodic Benefit Cost	$235	$229	$470	$458

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

During the first quarter of fiscal year 2013, we recorded a $1,750 benefit to income tax expense related to the retroactive extension of the U.S. Research and Development Credit. In the first quarter of fiscal year 2012, we recorded a $3,600 benefit to income tax expense related to an increase in the tax basis of assets for a foreign subsidiary. There were no material adjustments to our recorded liability for unrecognized tax benefits during the second quarter of fiscal year 2013 or 2012.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three and six months ended April 26, 2013 and April 27, 2012:

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Basic
Net income (loss)	$76,908	$76,540	$131,937	$132,322
Weighted-average common shares outstanding – basic	88,416,020	92,068,366	88,946,806	92,464,748
Net Income (Loss) per Common Share – Basic	$0.87	$0.83	$1.48	$1.43

Diluted
Net income (loss)	$76,908	$76,540	$131,937	$132,322
Weighted-average common shares outstanding – basic	88,416,020	92,068,366	88,946,806	92,464,748
Diluted effect of stock options and unvested restricted stock	2,749,725	3,026,003	2,835,101	2,877,801
Equivalent average common shares outstanding – diluted	91,165,745	95,094,369	91,781,907	95,342,549
Net Income (Loss) per Common Share – Diluted	$0.84	$0.80	$1.44	$1.39

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 256,251 and 227,728 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 26, 2013, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 27,897 and 15,717 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 27, 2012, respectively, as inclusion of these shares would have been antidilutive.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consists of the following for the three and six months ended April 26, 2013 and April 27, 2012:

Three Months Ended April 26, 2013	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, January 25, 2013	$164,475	$(99,407)	$(9,755)	$55,313
Other comprehensive income (loss), net of tax	(8,351)	—	257	(8,094)
Balance, April 26, 2013	$156,124	$(99,407)	$(9,498)	$47,219

Three Months Ended April 27, 2012	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, January 27, 2012	$154,996	$(84,432)	$(10,364)	$60,200
Other comprehensive income (loss), net of tax	24,894	—	(153)	24,741
Balance, April 27, 2012	$179,890	$(84,432)	$(10,517)	$84,941

[1]	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Six Months Ended April 26, 2013	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	(3,486)	—	433	(3,053)
Balance, April 26, 2013	$156,124	$(99,407)	$(9,498)	$47,219

Six Months Ended April 27, 2012	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 28, 2011	$152,791	$(84,432)	$(5,580)	$62,779
Other comprehensive income (loss), net of tax	27,099	—	(4,937)	22,162
Balance, April 27, 2012	$179,890	$(84,432)	$(10,517)	$84,941

1	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

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

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes primarily distributed for the do-it-yourself and professional markets in Australia, China and North America. Automotive paint products include refinish paints and aerosol spray paints sold through automotive refinish distributors, body shops and automotive supply distributors and retailers.

Our remaining activities are included in Other and Administrative (formerly All Other). These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as related products and furniture protection plans. In the fourth quarter of fiscal year 2012, we exited the gelcoat products market. Also included within Other and Administrative are our corporate administrative expenses. The administrative expenses include amortization expense, certain environmental-related expenses and other expenses not directly allocated to any other operating segment.

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and six months ended April 26, 2013 and April 27, 2012 are as follows:

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Net Sales
Coatings	$536,699	$540,488	$1,034,315	$1,034,861
Paints	437,954	426,311	767,033	765,868
Other and Administrative	98,159	102,418	179,776	184,549
Less Intersegment Sales	(41,593)	(36,645)	(74,663)	(67,059)
Total Net Sales	$1,031,219	$1,032,572	$1,906,461	$1,918,219

EBIT
Coatings	$80,236	$89,183	$154,576	$163,052
Paints	52,902	49,322	75,445	72,687
Other and Administrative	(2,645)	(8,203)	(6,947)	(14,200)
Total EBIT	130,493	130,302	223,074	221,539
Interest Expense	15,988	19,288	31,861	35,077
Income Before Income Taxes	$114,505	$111,014	$191,213	$186,462

NOTE 16 – RESTRUCTURING

In the second quarter of fiscal year 2013, we initiated several restructuring actions. In the Paints segment, the initiatives primarily include consolidations of manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business and in Australia as part of our ongoing profit improvement plans. These initiatives also include actions to lower operating expenses in Asia. In our Coatings segment, we undertook several smaller actions to rationalize manufacturing operations and lower operating expenses. These restructuring activities resulted in after-tax charges of $6,415 or $0.07 per share for the three and six months ended April 26, 2013. We expect the total after-tax cost of these activities in 2013 and 2014 to be approximately $18,000 to $23,000 or $0.22 per share.

In fiscal year 2012, we exited the gelcoat products market and initiated the consolidation of a manufacturing facility in our Paints segment. Our gelcoat product line was categorized in Other and Administrative. During the 2011 fiscal year, we initiated restructuring actions in our Coatings segment, primarily in our wood product line, which further rationalized our manufacturing capacity and reduced our overall global headcount. We also initiated restructuring actions to improve the profitability of our Australian operations, which included facility consolidations in manufacturing and distribution, store rationalization and the reduction of other related costs. Total restructuring activities for the three and six months ended April 27, 2012 resulted in after-tax charges of $3,293 or $0.04 per share and $6,817 or $0.07 per share, respectively.

The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following restructuring charges by segment were recorded in the 2013 and 2012 periods:

Six Months Ended April 26, 2013	Liability Beginning Balance 10/26/2012	Expense	Payments and Other Activity	Liability Ending Balance 4/26/2013
Coatings
Severance and employee benefits	$2,234	$2,725	$(169)	$4,790
Exit costs (consulting/site clean-up)	390	—	(189)	201
Total Coatings	2,624	2,725	(358)	4,991
Paints
Severance and employee benefits	2,104	5,806	(2,797)	5,113
Asset impairments	—	381	(381)	—
Exit costs (consulting/site clean-up)	3,984	—	(856)	3,128
Total Paints	6,088	6,187	(4,034)	8,241
Other and Administrative
Severance and employee benefits	297	300	(144)	453
Asset impairments	—	61	(61)	—
Exit costs (consulting/site clean-up)	—	47	(47)	—
Total Other and Administrative	297	408	(252)	453
Total	$9,009	$9,320	$(4,644)	$13,685

Six Months Ended April 27, 2012	Liability Beginning Balance 10/28/2011	Expense	Payments and Other Activity	Liability Ending Balance 4/27/2012
Coatings
Severance and employee benefits	$3,884	$532	$(2,125)	$2,291
Asset impairments	—	312	(312)	—
Exit costs (consulting/site clean-up)	2,802	191	(1,860)	1,133
Total Coatings	6,686	1,035	(4,297)	3,424
Paints
Severance and employee benefits	2,915	3,066	(2,318)	3,663
Asset impairments	—	2,911	(2,911)	—
Exit costs (consulting/site clean-up)	408	1,821	(691)	1,538
Total Paints	3,323	7,798	(5,920)	5,201
Other and Administrative
Severance and employee benefits	437	682	(962)	157
Total Other and Administrative	437	682	(962)	157
Total	$10,446	$9,515	$(11,179)	$8,782

The ending liability balance at April 26, 2013 and April 27, 2012 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations. For the three and six months ended April 26, 2013, $6,669 was charged to cost of sales, $241 was recorded to research and development (R&D) expenses and $2,410 was charged to selling, general and administrative (SG&A) expenses. For the three months ended April 27, 2012, $1,706 was charged to cost of sales and $2,712 was charged to SG&A expenses. For the six months ended April 27, 2012, $4,660 was charged to cost of sales and $4,855 was charged to SG&A expenses.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 26, 2013
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

•	Overview
•	Results of Operations
•	Financial Condition
•	Non-GAAP Financial Measures
•	Critical Accounting Estimates
•	Off-Balance Sheet Arrangements
•	Forward Looking Statements

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 26, 2012, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

OVERVIEW

The Valspar Corporation is a global leader in the paint and coatings industry. Our strong consumer brands and leading technologies, together with our technical expertise and customer service, differentiate us from our competition and allow us to grow and create value with customers in a wide variety of geographic and end-use markets. We operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial and packaging product lines. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 15 in Notes to Condensed Consolidated Financial Statements for further information on our reportable segments.

We operate in over 25 countries and approximately 44% of our total April 2013 year-to-date net sales were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

Our fundamental business objective is to create long-term value for our shareholders. We intend to accomplish this by:

•	focusing on our customers and delivering coatings products and solutions based on a deep understanding of their needs;

•	investing in our brands and developing innovative, proprietary technologies;

•	expanding our global presence;

•	enhancing the productivity of our business by maximizing efficiencies in procurement, manufacturing and process adherence;

•	maintaining operational discipline and prudent cost control;

•	generating strong cash flow; and

•	allocating our capital to maintain and grow the business, fund internal growth initiatives and strategic acquisitions and increase shareholder value.

In addition to creating value for our shareholders, we are committed to:

•	adhering to our values, ethical business conduct and doing business with integrity;

•

improving the safety and reducing the environmental footprint of our business and the products we manufacture while also delivering coatings solutions that enable our customers to meet their environmental and safety objectives; and

•	demonstrating our corporate citizenship by supporting the communities in which we work and live through volunteer efforts and philanthropy.

The following discussion of financial condition and results of operations should be read in the context of this overview.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

RESULTS OF OPERATIONS
Overview

Net sales declined slightly for the second quarter of 2013 primarily due to negative sales mix, negative foreign currency exchange and uneven demand outside the U.S. Net income improved slightly primarily due to lower operating and interest expense, which offset a lower gross profit rate and higher effective income tax rate. Our gross profit rate was affected by negative sales mix due to new business acquired at lower average margins. Operating expenses improved primarily due to lower incentive compensation accruals.

Restructuring

In the second quarter of fiscal year 2013, we initiated several restructuring actions. In the Paints segment, the initiatives primarily include consolidations of manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business and in Australia as part of our ongoing profit improvement plans. These initiatives also include actions to lower operating expenses in Asia. In our Coatings segment, we undertook several smaller actions to rationalize manufacturing operations and lower operating expenses. These restructuring activities resulted in after-tax charges of $6,415 or $0.07 per share for the three and six months ended April 26, 2013. We expect the total after-tax cost of these activities in 2013 and 2014 to be approximately $18,000 to $23,000 or $0.22 per share.

Vendor Support Program Change

We provide our customers a number of cooperative marketing and trade promotional programs (vendor support programs). Our consumer directed and specifically identifiable cooperative marketing programs and activities are recorded in operating expense and our trade promotional funding is recorded as a reduction to net sales. In 2013, the agreement with respect to cooperative advertising programs with a large customer in our Paints segment was changed. These programs are now included as reduction in price. Previously these programs were specifically identifiable and included in operating expense. As a result, compared to last year, our net sales, gross margins and operating expenses are lower. There was no impact on net income for the change in our vendor support programs.

Results
The following tables present selected financial data for the three and six months ended April 26, 2013 and April 27, 2012.

Net Sales	Three Months Ended			Six Months Ended
	April 26, 2013	April 27, 2012	% Change	April 26, 2013	April 27, 2012	% Change
Coatings	$536,699	$540,488	(0.7)%	$1,034,315	$1,034,861	(0.1)%
Paints	437,954	426,311	2.7%	767,033	765,868	0.2%
Other and Administrative	56,566	65,773	(14.0)%	105,113	117,490	(10.5)%
Consolidated Net Sales	$1,031,219	$1,032,572	(0.1)%	$1,906,461	$1,918,219	(0.6)%

•

Consolidated Net Sales – Consolidated net sales for the second quarter of 2013 decreased 0.1% including a negative impact of 0.6% from foreign currency and a positive impact of 2.3% from our Ace acquisition. Year-to-date consolidated net sales decreased 0.6% including a negative impact of 0.4% from foreign currency and a positive impact of 1.5% from our Ace acquisition.

•

Coatings Segment Net Sales – Our Coatings segment net sales for the second quarter of 2013 decreased 0.7% including a negative impact of 1.0% from foreign currency. Year-to-date, our Coatings segment net sales decreased 0.1% including a negative impact of 0.9% from foreign currency. Net of foreign currency, the slight increase in sales in both periods was due to volume growth in all product lines except general industrial, which was affected by global market softness. Volume improvements were partially offset by negative sales mix.

•

Paints Segment Net Sales – Our Paints segment net sales for the second quarter of 2013 increased 2.7% including a positive impact of 5.6% from our Ace acquisition and a negative impact of 0.2% from foreign currency. Year-to-date, our Paints segment net sales increased 0.2% including a positive impact of 3.8% from our Ace acquisition and 0.2% from foreign currency. Net of acquisitions and foreign currency, the decrease in sales reflects store rationalization and a weak housing market in Australia, lower net sales in China and a change in some of our vendor support programs, partially offset by increased sales in our North America consumer paints and global automotive product lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the second quarter of 2013 decreased 14.0% including the negative impact of 0.1% from foreign currency. Year-to-date Other and Administrative net sales decreased 10.5% including the negative impact of 0.1% from foreign currency. Net of foreign currency, the lower sales in both periods were due to our exit from the gelcoat products market in the fourth quarter of 2012. Net of foreign currency, the year-to-date decrease was partially offset by new business in our resin product line.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Consolidated Gross Profit	$338,553	$355,440	$632,904	$648,756
As a percent of Net Sales	32.8%	34.4%	33.2%	33.8%

•

Gross Profit – Gross profit and the gross profit rate decreased in both periods due to unfavorable sales mix, a change in our vendor support programs in our Paints segment and higher restructuring charges.

Operating Expenses [1]	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Consolidated Operating Expenses	$208,033	$224,772	$408,853	$427,373
As a percent of Net Sales	20.2%	21.8%	21.4%	22.3%

[1]	Includes research and development, selling, general and administrative and restructuring costs. For breakout, see Condensed Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased $16,739 or 7.4% and $18,520 or 4.3% compared to the second quarter and year-to-date periods of last year. The decrease in both periods was primarily due to lower incentive compensation accruals, a change in our vendor support programs in our Paints segment, continued productivity improvements and lower bad debt expense, partially offset by investments to support emerging growth opportunities in both our Paints and Coatings segments.

EBIT [1]	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Coatings	$80,236	$89,183	$154,576	$163,052
As a percent of Net Sales	14.9%	16.5%	14.9%	15.8%
Paints	$52,902	$49,322	$75,445	$72,687
As a percent of Net Sales	12.1%	11.6%	9.8%	9.5%
Other and Administrative	$(2,645)	$(8,203)	$(6,947)	$(14,200)
As a percent of Net Sales	(4.7)%	(12.5)%	(6.6)%	(12.1)%
Consolidated EBIT	$130,493	$130,302	$223,074	$221,539
As a percent of Net Sales	12.7%	12.6%	11.7%	11.5%

[1]	We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the second quarter of 2013 increased $191 or 0.1% from the prior year. Year-to-date EBIT increased $1,535 or 0.7% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales for the second quarter and year-to-date periods was down 160 basis points and 90 basis points, respectively, due to unfavorable price/mix, investments to support emerging growth opportunities and higher restructuring charges, partially offset by lower incentive compensation accruals.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Paints Segment EBIT – EBIT as a percent of net sales for the second quarter increased 50 basis points primarily due to improved sales, partially offset by investments in growth initiatives and higher restructuring charges. Year-to-date EBIT as a percentage of net sales increased 30 basis points primarily due to lower incentive compensation accruals, productivity improvements and lower restructuring charges, partially offset by investments in growth initiatives.

•

Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the second quarter and year-to-date periods increased 780 basis points and 550 basis points, respectively, primarily due to lower incentive compensation accruals.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Consolidated Interest Expense	$15,988	$19,288	$31,861	$35,077

•

Interest Expense – Interest expense was down compared to the second quarter and year-to-date periods of 2012 due to lower average interest rates. In 2013, although our average debt levels have increased, a greater percentage of our debt was commercial paper, which carries a lower interest rate.

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Effective Tax Rate	32.8%	31.1%	31.0%	29.0%

•	Effective Tax Rate – The higher second quarter and year-to-date 2013 effective tax rates were due to an unfavorable geographical mix of earnings and higher discrete benefits in 2012.

Net Income	Three Months Ended			Six Months Ended
	April 26, 2013	April 27, 2012	% Change	April 26, 2013	April 27, 2012	% Change
Consolidated Net Income	$76,908	$76,540	0.5%	$131,937	$132,322	(0.3)%

FINANCIAL CONDITION

Our financial condition and liquidity remained strong in the second quarter of 2013. We had $228,309 in cash and cash equivalents and $293,194 in unused committed bank credit facilities providing total committed liquidity of $521,503 at the end of our 2013 second quarter, compared to $760,655 at the end of fiscal year 2012. Our cash and cash equivalent balances consist of cash held primarily by our international subsidiaries that are used to fund those subsidiaries’ operating needs and high quality, short-term money market instruments. Our investment policy on excess cash is to maintain principal.

Cash Flow – Cash provided by operations was $19,678 for the six months ended April 26, 2013, compared to cash provided by operations of $1,887 for the same period last year. In the first quarter of 2012, there was a cash outflow of $27,875 for the settlement of outstanding derivative contracts related to our bond issuance. See Note 8 in Notes to the Condensed Consolidated Financial Statements for further information on derivative financial instruments.

In the six months ended April 26, 2013, we have used net operating cash flow and our borrowing capacity to invest $30,105 in capital additions and improvements, $34,811 in the acquisition of Ace Hardware Corporation’s paint manufacturing business, $190,215 to fund share repurchases and $41,120 to return cash to our shareholders through dividends.

Debt and Capital Resources – Our debt classified as current was $359,748 at April 26, 2013 compared to $138,531 and $209,138 at October 26, 2012 and April 27, 2012, respectively. The ratio of total debt to capital was 54.6% at April 26, 2013, compared to 48.5% at October 26, 2012 and 51.2% at April 27, 2012. The increase in short-term debt from October 26, 2012 was primarily due to commercial paper borrowings for share repurchases, the purchase of Ace Hardware Corporation’s paint manufacturing business and to fund operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

To further ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 26, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets.

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of April 26, 2013.

Share Repurchases – Weighted average common shares outstanding – diluted for the second quarter of 2013 were 91,165,745, down 3,928,624 from the same period in the prior year. During the quarter, we repurchased 1,871,100 shares for $117,223. Year-to-date we have repurchased 3,055,600 shares for $190,215. On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced a prior authorization. As of April 26, 2013, 12,558,900 shares remained available for purchase under the new authorization.

NON-GAAP FINANCIAL MEASURES

This section includes financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP), as well as certain non-GAAP financial measures such as adjusted gross profit, adjusted operating expense, adjusted earnings before interest and taxes (EBIT), adjusted net income and adjusted net income per common share – diluted. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring charges. We believe adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expense and adjusted EBIT, we remove the impact of before-tax restructuring charges. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring charges from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Three Months Ended		Six Months Ended
	April 26, 2013	April 27, 2012	April 26, 2013	April 27, 2012
Coatings Segment
Earnings before interest and taxes (EBIT)	$80,236	$89,183	$154,576	$163,052
Restructuring charges – cost of sales	2,414	343	2,414	620
Restructuring charges – operating expense	311	303	311	415
Adjusted EBIT	$82,961	$89,829	$157,301	$164,087

Paints Segment
EBIT	$52,902	$49,322	$75,445	$72,687
Restructuring charges – cost of sales	4,255	1,363	4,255	4,040
Restructuring charges – operating expense	1,932	2,409	1,932	3,758
Adjusted EBIT	$59,089	$53,094	$81,632	$80,485

Other and Administrative
EBIT	$(2,645)	$(8,203)	$(6,947)	$(14,200)
Restructuring charges – cost of sales	—	—	—	—
Restructuring charges – operating expense	408	—	408	682
Adjusted EBIT	$(2,237)	$(8,203)	$(6,539)	$(13,518)

Consolidated
Gross profit	$338,553	$355,440	$632,904	$648,756
Restructuring charges – cost of sales	6,669	1,706	6,669	4,660
Adjusted gross profit	$345,222	$357,146	$639,573	$653,416

Operating expense	$208,033	$224,772	$408,853	$427,373
Restructuring charges – operating expense	(2,651)	(2,712)	(2,651)	(4,855)
Adjusted operating expense	$205,382	$222,060	$406,202	$422,518

EBIT	$130,493	$130,302	$223,074	$221,539
Restructuring charges – total	9,320	4,418	9,320	9,515
Adjusted EBIT	$139,813	$134,720	$232,394	$231,054

Net income	$76,908	$76,540	$131,937	$132,322
After tax restructuring charges – total	6,415	3,293	6,415	6,817
Adjusted net income	$83,323	$79,833	$138,352	$139,139

Net income per common share – diluted	$0.84	$0.80	$1.44	$1.39
Restructuring charges - total	0.07	0.04	0.07	0.07
Adjusted net income per common share – diluted	$0.91	$0.84	$1.51	$1.46

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

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 26, 2012. There were no material changes to our critical accounting estimates in the second quarter of fiscal year 2013.

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

These risks, uncertainties and other factors include, but are not limited to, deterioration in general economic conditions, both domestic and international, that may adversely affect our business; fluctuations in availability and prices of raw materials, including raw material shortages and other supply chain disruptions, and the inability to pass along or delays in passing along raw material cost increases to our customers; dependence of sales and earnings growth on business cycles affecting our customers and growth in the domestic and international coatings industry; market share loss to, and pricing or margin pressure from, larger competitors with greater financial resources; significant indebtedness that restricts the use of cash flow from operations for acquisitions and other investments; dependence on acquisitions for growth, and risks related to future acquisitions, including adverse changes in the results of acquired businesses, the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operations and achievement of profitable growth in developing markets, including Asia and Central and South America; loss of business with key customers; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; changes in governmental regulation, including more stringent environmental, health and safety regulations; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; unusual weather conditions adversely affecting sales; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; and civil unrest and the outbreak of war and other significant national and international events.

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

We are also subject to interest rate risk. At April 26, 2013, approximately 27.1% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 26, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable
(b) Not applicable
(c) We made the following repurchases of equity securities during the quarter ended April 26, 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
1/26/13 – 2/22/13
Repurchase program	460,000	$64.80	460,000	13,970,000
2/23/13 – 3/22/13
Repurchase program	785,000	62.21	785,000	13,185,000
3/23/13 – 4/26/13
Repurchase program	626,100	61.53	626,100	12,558,900
Other transactions[2]	12,302	61.22	—	—

[1]

On October 13, 2010, we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of December 5, 2012, we had repurchased 13,072,800 shares (614,500 shares were repurchased in the first quarter of 2013). On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced the October 13, 2010 authorization. As of April 26, 2013, we had repurchased 2,441,100 shares under the new authorization. A total of 1,871,100 and 3,055,600 shares were repurchased in the second quarter and year-to-date periods of 2013, respectively, under the old and new authorizations.

[2]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *	Form of Change in Control Employment Agreement between the Registrant and Executive Officers (First Elected in Fiscal 2013)

10.2	Letter Agreement with James L. Muehlbauer (incorporated by reference to Form 8-K filed with the SEC on March 4, 2013)

31.1 *	Section 302 Certification of the Chief Executive Officer

31.2 *	Section 302 Certification of the Chief Financial Officer

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 5, 2013	By	/s/ Rolf Engh
Rolf Engh
Secretary

Date: June 5, 2013	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and
Administrative Officer