Form 10-Q
period 2013-07-26
VALSPAR CORP
filed 2013-09-04
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

__________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 26, 2013
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

As of August 26, 2013, The Valspar Corporation had 86,678,603 shares of common stock outstanding, excluding 31,764,021 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended July 26, 2013

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	July 26, 2013	October 26, 2012	July 27, 2012
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$349,142	$253,327	$181,478
Restricted cash	13,539	19,907	19,828
Accounts and notes receivable less allowance (7/26/13 – $9,176; 10/26/12 – $13,223; 7/27/12 – $17,713)	716,033	681,099	745,933
Inventories	416,749	360,427	377,226
Deferred income taxes	37,791	42,083	47,720
Prepaid expenses and other	102,656	92,334	91,609
TOTAL CURRENT ASSETS	1,635,910	1,449,177	1,463,794

GOODWILL	1,065,071	1,056,669	1,050,942
INTANGIBLES, NET	549,468	550,106	547,604
OTHER ASSETS	32,595	14,738	18,876
LONG-TERM DEFERRED INCOME TAXES	4,903	5,178	1,916

Property, plant and equipment, gross	1,423,795	1,413,434	1,382,893
Less accumulated depreciation	(868,227)	(862,466)	(840,915)
PROPERTY, PLANT AND EQUIPMENT, NET	555,568	550,968	541,978

TOTAL ASSETS	$3,843,515	$3,626,836	$3,625,110

NOTE:	The Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 26, 2013	October 26, 2012	July 27, 2012
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$412,394	$94,441	$115,993
Current portion of long-term debt	3,661	44,090	—
Trade accounts payable	575,667	502,967	521,654
Income taxes	29,835	4,612	40,239
Other accrued liabilities	338,352	380,662	349,224
TOTAL CURRENT LIABILITIES	1,359,909	1,026,772	1,027,110

LONG-TERM DEBT, NET OF CURRENT PORTION	1,012,550	1,012,578	1,056,955
DEFERRED INCOME TAXES	208,928	216,314	208,299
OTHER LONG-TERM LIABILITIES	155,676	147,649	136,091
TOTAL LIABILITIES	2,737,063	2,403,313	2,428,455

STOCKHOLDERS’ EQUITY:
Common stock (Par Value – $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	420,823	421,281	399,240
Retained earnings	1,605,335	1,440,896	1,385,229
Accumulated other comprehensive income (loss)	14,310	50,272	48,667
Less cost of common stock in treasury (7/26/13 – 31,432,963 shares; 10/26/12 – 28,276,819 shares; 7/27/12 – 27,690,857 shares)	(993,236)	(748,146)	(695,701)
TOTAL STOCKHOLDERS’ EQUITY	1,106,452	1,223,523	1,196,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,843,515	$3,626,836	$3,625,110

NOTE:	The Balance Sheet at October 26, 2012 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Net sales	$1,089,013	$1,078,348	$2,995,474	$2,996,567
Cost of sales	718,000	710,086	1,984,888	1,974,889
Restructuring charges – cost of sales	1,652	4,312	8,321	8,972
Gross profit	369,361	363,950	1,002,265	1,012,706
Research and development	30,073	29,703	93,055	86,038
Selling, general and administrative	182,118	189,325	525,338	555,508
Restructuring charges	838	2,552	3,489	7,407
Acquisition-related charges	758	—	758	—
Operating expenses	213,787	221,580	622,640	648,953
Income (loss) from operations	155,574	142,370	379,625	363,753
Interest expense	16,000	16,482	47,861	51,559
Other (income)/expense – net	1,065	(1,056)	2,042	(1,212)
Income (loss) before income taxes	138,509	126,944	329,722	313,406
Income taxes	44,701	40,538	103,977	94,678
Net income (loss)	$93,808	$86,406	$225,745	$218,728

Net income (loss) per common share – basic	$1.08	$0.95	$2.55	$2.38
Net income (loss) per common share – diluted	$1.04	$0.92	$2.48	$2.31

Average number of common shares outstanding
- basic	87,227,248	90,601,291	88,373,620	91,843,596
- diluted	89,910,681	93,573,205	91,163,437	94,775,436

Dividends paid per common share	$0.23	$0.20	$0.69	$0.60

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Net income (loss)	$93,808	$86,406	$225,745	$218,728
Other comprehensive income (loss):
Foreign currency translation	(33,144)	(36,694)	(36,630)	(9,595)
Net gain (loss) on financial instruments	358	543	1,037	(7,368)
Income tax benefit (expense)	(123)	(123)	(369)	2,851
Other comprehensive income (loss)	(32,909)	(36,274)	(35,962)	(14,112)
Comprehensive income (loss)	$60,899	$50,132	$189,783	$204,616

 See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	July 26, 2013	July 27, 2012
OPERATING ACTIVITIES:
Net income (loss)	$225,745	$218,728
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	57,128	63,677
Amortization	4,900	4,939
Stock-based compensation	12,783	7,735
(Gain)/loss on asset divestitures	(518)	1,043
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(44,460)	(85,276)
(Increase)/decrease in inventories and other assets	(85,822)	(60,848)
Increase/(decrease) in trade accounts payable and other accrued liabilities	29,831	28,703
Increase/(decrease) in income taxes payable	5,706	10,173
Increase/(decrease) in other deferred liabilities	7,757	7,999
Settlement of treasury lock contracts	—	(27,875)
Other	(3,447)	(2,833)
Net Cash (Used In)/Provided By Operating Activities	209,603	166,165

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(67,311)	(61,358)
Acquisition of businesses, net of cash acquired	(34,811)	—
Cash proceeds on disposal of assets	6,235	3,126
(Increase)/decrease in restricted cash	6,367	550
Net Cash (Used In)/Provided By Investing Activities	(89,520)	(57,682)

FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	396,816
Payment on retirement of debt	—	(200,000)
Net change in other borrowings	71,775	(42,375)
Net proceeds (repayments) of commercial paper	208,956	(42,975)
Proceeds from sale of treasury stock	23,253	35,246
Treasury stock purchases	(276,003)	(202,934)
Excess tax benefit from stock-based compensation	16,673	10,867
Dividends paid	(61,306)	(55,249)
Purchase of equity award shares	—	(7,614)
Net Cash (Used In)/Provided By Financing Activities	(16,652)	(108,218)

Increase/(Decrease) in Cash and Cash Equivalents	103,431	265
Effect of exchange rate changes on Cash and Cash Equivalents	(7,616)	3,046

Cash and Cash Equivalents at Beginning of Period	253,327	178,167
Cash and Cash Equivalents at End of Period	$349,142	$181,478

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 26, 2013 are not necessarily indicative of the results that may be expected for the year ending October 25, 2013.

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

NOTE 2 – ACQUISITIONS AND DIVESTITURES

On August 1, 2013, subsequent to the end of our third quarter, we purchased all the outstanding shares of Inver Holding S.r.l. (Inver Group), an Italian-based industrial coatings company serving customers in Italy, France, the UK, Germany and other countries. The acquisition strengthens our presence in the large European industrial coatings market and broadens our range of technologies for the general industrial product line. Inver Group had net sales of approximately €160,000 in 2012. The acquisition will be recorded at fair value in our Coatings segment in the fourth quarter of fiscal year 2013.

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

Pro forma results of operations for the acquisition noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	July 26, 2013	October 26, 2012	July 27, 2012
Manufactured products	$250,399	$215,790	$218,208
Raw materials, supplies and work-in-progress	166,350	144,637	159,018
Total Inventories	$416,749	$360,427	$377,226

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 26, 2013 is $1,065,071, an increase of $8,402 from the end of fiscal year 2012. The increase is due to an acquisition made in the first quarter of 2013 (see Note 2 for further details), partially offset by foreign currency translation.

Total intangible asset amortization expense for the nine months ended July 26, 2013 was $4,900, compared to $4,939 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 26, 2013 is expected to be approximately $7,000.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 – ACCOUNTS PAYABLE

Trade accounts payable includes $41,158 at July 26, 2013, $39,762 at October 26, 2012 and $39,092 at July 27, 2012, of issued checks that had not cleared our bank accounts.

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

Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Nine Months Ended
	July 26, 2013	July 27, 2012
Beginning balance, October	$80,272	$73,679
Additional net deferred revenue/accrual made during the period	5,420	14,830
Payments made during the period	(5,981)	(7,513)
Ending Balance	$79,711	$80,996

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

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	July 26, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$90,023	$90,023	$—	$—
Restricted cash [1]	13,539	13,539	—	—
Foreign currency contracts [2]	94	—	94	—
Total Assets	$103,656	$103,562	$94	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 26, 2012	Level 1	Level 2	Level 3
Assets
Cash equivalents	$122,273	$122,273	$—	$—
Restricted cash [1]	19,907	19,907	—	—
Foreign currency contracts [2]	16	—	16	—
Total Assets	$142,196	$142,180	$16	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	July 27, 2012	Level 1	Level 2	Level 3
Assets
Cash equivalents	$76,325	$76,325	$—	$—
Restricted cash [1]	19,828	19,828	—	—
Foreign currency contracts [2]	42	—	42	—
Total Assets	$96,195	$96,153	$42	$—
[1]	Restricted cash represents cash that is restricted from withdrawal and primarily serves as collateral for our liability insurance programs.

[2]	Foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position in the Condensed Consolidated Balance Sheets. The fair value was estimated using observable market data for similar financial instruments. See Note 8 for additional information on derivative financial instruments.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	July 26, 2013	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,099,837	$1,099,837	$—	$—
Non-publicly traded debt	428,093	—	428,093	—
Total Debt	$1,527,930	$1,099,837	$428,093	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 26, 2012	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,141,105	$1,141,105	$—	$—
Non-publicly traded debt	150,575	—	150,575	—
Total Debt	$1,291,680	$1,141,105	$150,575	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	July 27, 2012	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,130,506	$1,130,506	$—	$—
Non-publicly traded debt	172,044	—	172,044	—
Total Debt	$1,302,550	$1,130,506	$172,044	$—
[3]	Debt is recorded at carrying value of $1,428,605, $1,151,109 and $1,172,948 in the Condensed Consolidated Balance Sheets as of July 26, 2013, October 26, 2012 and July 27, 2012, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of an acquisition. See Note 2 for additional information on our acquisitions.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of July 26, 2013.

At July 26, 2013, we had $2,895 and $2,572 notional amount of foreign currency contracts that mature during fiscal year 2013 and 2014, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Statement of Operations when the underlying hedged item is realized. At July 27, 2012, we had $3,249 and $2,786 notional amount of foreign currency contracts that matured in fiscal year 2012 and 2013, respectively. There was no material ineffectiveness related to these hedges during the quarter or year-to-date periods ended July 26, 2013 or July 27, 2012.

At July 26, 2013 and July 27, 2012, we had no treasury lock contracts in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income (loss) in the first quarter of fiscal year 2012. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of July 26, 2013 and July 27, 2012 represents the unamortized net losses, net of tax, from our settled contracts. Unamortized net losses are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. There was no material ineffectiveness related to these hedges.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Our derivative assets and liabilities subject to fair value measurement (see Note 7) include the following:

	Fair Value at July 26, 2013	Fair Value at October 26, 2012	Fair Value at July 27, 2012
Assets
Prepaid expenses and other
Foreign currency contracts	$94	$16	$42
Total Assets	$94	$16	$42

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three and nine months ended July 26, 2013 and July 27, 2012, respectively, are as follows:

Three Months Ended July 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) recognized in Net Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$38	Other income / (expense), net	$42
Treasury lock contracts	320	Interest expense	(320)
Total derivatives designated as cash flow hedges	$358	Total	$(278)

Three Months Ended July 27, 2012	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) recognized in Net Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$224	Other income / (expense), net	$62
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$543	Total	$(257)

Nine Months Ended July 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) recognized in Net Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$79	Other income / (expense), net	$84
Treasury lock contracts	958	Interest expense	(958)
Total derivatives designated as cash flow hedges	$1,037	Total	$(874)

Nine Months Ended July 27, 2012	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) recognized in Net Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$38	Other income / (expense), net	$414
Treasury lock contracts	(7,406)	Interest expense	(464)
Total derivatives designated as cash flow hedges	$(7,368)	Total	$(50)
[1]	Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 9 – DEBT

Our debt consists of the following:

	July 26, 2013	October 26, 2012	July 27, 2012
Short-term debt	$412,394	$94,441	$115,993
Current portion of long-term debt	3,661	44,090	—
Long-term debt	1,012,550	1,012,578	1,056,955
Total Debt	$1,428,605	$1,151,109	$1,172,948

The increase in short-term debt from October 26, 2012 was primarily due to commercial paper borrowings for share repurchases and the purchase of Ace Hardware Corporation’s paint manufacturing business, and funding for the Inver Group acquisition, partially offset by improved operating cash flow.

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

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 26, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 10 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $3,610 ($2,361 after tax) and $12,783 ($8,245 after tax) for the three and nine months ended July 26, 2013, respectively, compared to $2,025 ($1,345 after tax) and $7,735 ($5,117 after tax) for the three and nine months ended July 27, 2012, respectively.

NOTE 11 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Service cost	$1,147	$1,043	$3,709	$3,146
Interest cost	3,281	3,514	9,926	10,565
Expected return on plan assets	(4,915)	(4,842)	(14,791)	(14,534)
Amortization of prior service cost	112	108	336	326
Recognized actuarial (gain)/loss	2,372	1,717	7,204	5,149
Net Periodic Benefit Cost	$1,997	$1,540	$6,384	$4,652

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Service cost	$60	$31	$180	$93
Interest cost	90	112	270	336
Amortization of prior service cost	(32)	(32)	(96)	(96)
Recognized actuarial (gain)/loss	117	118	351	354
Net Periodic Benefit Cost	$235	$229	$705	$687

NOTE 12 – INCOME TAXES

At October 26, 2012, we had a $9,965 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $8,718 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first, second or third quarters of fiscal year 2013 or 2012.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 26, 2012, we had accrued approximately $2,582 of interest and penalties relating to unrecognized tax benefits.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2009 and 2010 in October 2012. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. While we do not expect any material adjustments in the next twelve months due to the pending audit activity or expiring statutes, we are unable to estimate a range of outcomes at this time.

NOTE 13 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three and nine months ended July 26, 2013 and July 27, 2012:

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Basic
Net income (loss)	$93,808	$86,406	$225,745	$218,728
Weighted-average common shares outstanding – basic	87,227,248	90,601,291	88,373,620	91,843,596
Net Income (Loss) per Common Share – Basic	$1.08	$0.95	$2.55	$2.38

Diluted
Net income (loss)	$93,808	$86,406	$225,745	$218,728
Weighted-average common shares outstanding – basic	87,227,248	90,601,291	88,373,620	91,843,596
Diluted effect of stock options and unvested restricted stock	2,683,433	2,971,914	2,789,817	2,931,840
Equivalent average common shares outstanding – diluted	89,910,681	93,573,205	91,163,437	94,775,436
Net Income (Loss) per Common Share – Diluted	$1.04	$0.92	$2.48	$2.31

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 118,383 and 256,716 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 26, 2013, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 59,430 and 29,450 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 27, 2012, respectively, as inclusion of these shares would have been antidilutive.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consists of the following for the three and nine months ended July 26, 2013 and July 27, 2012:

Three Months Ended July 26, 2013	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, April 26, 2013	$156,124	$(99,407)	$(9,498)	$47,219
Other comprehensive income (loss), net of tax	(33,144)	—	235	(32,909)
Balance, July 26, 2013	$122,980	$(99,407)	$(9,263)	$14,310

Three Months Ended July 27, 2012	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, April 27, 2012	$179,890	$(84,432)	$(10,517)	$84,941
Other comprehensive income (loss), net of tax	(36,694)	—	420	(36,274)
Balance, July 27, 2012	$143,196	$(84,432)	$(10,097)	$48,667

Nine Months Ended July 26, 2013	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	(36,630)	—	668	(35,962)
Balance, July 26, 2013	$122,980	$(99,407)	$(9,263)	$14,310

Nine Months Ended July 27, 2012	Foreign Currency Translation[1]	Change in Benefit Obligations	Unrealized Gain (Loss) on Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 28, 2011	$152,791	$(84,432)	$(5,580)	$62,779
Other comprehensive income (loss), net of tax	(9,595)	—	(4,517)	(14,112)
Balance, July 27, 2012	$143,196	$(84,432)	$(10,097)	$48,667
[1]	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Our remaining activities are included in Other and Administrative (formerly All Other). These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as related products and furniture protection plans. In the fourth quarter of fiscal year 2012, we exited the gelcoat products market. Also included within Other and Administrative are our corporate administrative expenses. The administrative expenses include expenses not directly allocated to any other reportable segment.

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and nine months ended July 26, 2013 and July 27, 2012 are as follows:

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Net Sales
Coatings	$572,837	$569,446	$1,607,152	$1,604,307
Paints	454,969	442,576	1,222,002	1,208,444
Other and Administrative	99,761	105,839	279,537	290,388
Less Intersegment Sales	(38,554)	(39,513)	(113,217)	(106,572)
Total Net Sales	$1,089,013	$1,078,348	$2,995,474	$2,996,567

EBIT
Coatings	$99,026	$98,238	$253,602	$261,290
Paints	50,761	48,819	126,206	121,506
Other and Administrative	4,722	(3,631)	(2,225)	(17,831)
Total EBIT	154,509	143,426	377,583	364,965
Interest Expense	16,000	16,482	47,861	51,559
Income Before Income Taxes	$138,509	$126,944	$329,722	$313,406

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16 – RESTRUCTURING

In fiscal year 2013, we initiated several restructuring actions which are expected to be completed in fiscal years 2013 and 2014. In the Paints segment, the initiatives primarily include consolidations of manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business and in Australia as part of our ongoing profit improvement plans. These initiatives also include actions to lower operating expenses in Asia. In our Coatings segment, we undertook several actions to rationalize manufacturing operations and lower operating expenses. These restructuring activities resulted in after-tax charges of $1,853 or $0.02 per share and $8,268 or $0.09 per share for the three and nine months ended July 26, 2013, respectively.

In fiscal year 2012, we exited the gelcoat products market and consolidated a manufacturing facility in our Paints segment. Our gelcoat product line was categorized in Other and Administrative. During fiscal year 2012, we also completed restructuring initiatives announced in 2011, including certain actions in our Coatings and Paints segments. In our Coatings segment, we rationalized our manufacturing capacity and reduced our overall global headcount, primarily in our wood product line. In our Paints segment, we completed the first phase of actions to improve the profitability of Australia operations, which included facility consolidations in manufacturing and distribution, store rationalization and the reduction of other related costs. Total restructuring activities for the three and nine months ended July 27, 2012 resulted in after-tax charges of $4,442 or $0.05 per share and $11,259 or $0.12 per share, respectively.

The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

The following restructuring charges by segment were recorded in the 2013 and 2012 periods:

Nine Months Ended July 26, 2013	Liability Beginning Balance 10/26/2012	Expense	Payments and Other Activity	Liability Ending Balance 7/26/2013
Coatings
Severance and employee benefits	$2,234	$3,919	$(1,000)	$5,153
Asset impairments	—	48	(48)	—
Exit costs (consulting/site clean-up)	390	—	(230)	160
Total Coatings	2,624	3,967	(1,278)	5,313
Paints
Severance and employee benefits	2,104	6,849	(3,961)	4,992
Asset impairments	—	828	(828)	—
Exit costs (consulting/site clean-up)	3,984	—	(1,769)	2,215
Total Paints	6,088	7,677	(6,558)	7,207
Other and Administrative
Severance and employee benefits	297	58	(94)	261
Asset impairments	—	61	(61)	—
Exit costs (consulting/site clean-up)	—	47	(47)	—
Total Other and Administrative	297	166	(202)	261
Total	$9,009	$11,810	$(8,038)	$12,781

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 26, 2013

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Nine Months Ended July 27, 2012	Liability Beginning Balance 10/28/2011	Expense	Payments and Other Activity	Liability Ending Balance 7/27/2012
Coatings
Severance and employee benefits	$3,884	$535	$(2,169)	$2,250
Asset Impairments	—	167	(167)	—
Exit costs (consulting/site clean-up)	2,802	194	(2,296)	700
Total Coatings	6,686	896	(4,632)	2,950
Paints
Severance and employee benefits	2,915	3,617	(6,087)	445
Asset impairments	—	5,101	(5,101)	—
Exit costs (consulting/site clean-up)	408	2,793	(1,164)	2,037
Total Paints	3,323	11,511	(12,352)	2,482
Other and Administrative
Severance and employee benefits	437	1,068	(184)	1,321
Asset impairments	—	2,171	(2,171)	—
Exit costs (consulting/site clean-up)	—	733	(733)	—
Total Other and Administrative	437	3,972	(3,088)	1,321
Total	$10,446	$16,379	$(20,072)	$6,753

The ending liability balances at July 26, 2013 and July 27, 2012 are included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations.

NOTE 17 – RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on classification of an unrecognized tax benefit. An unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carry-forward or other tax credit carry-forward when settlement in this manner is available under the tax law. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment (CTA) under certain circumstances. The new guidance requires a transfer from CTA into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is or a business. This update aims to resolve diversity in practice in accounting for the CTA transfer into net income. The change is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. We do not expect the adoption of these updated disclosure requirements to affect our consolidated results of operations, financial condition or liquidity.

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

We operate in over 25 countries, and approximately 43% of our total net sales for the first nine months of 2013 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following discussion of financial condition and results of operations should be read in the context of the overview.

RESULTS OF OPERATIONS

Overview

Net sales grew 1.0% for the third quarter of 2013, primarily due to new business across all product lines and regions and our Ace acquisition, partially offset by volume declines in our general industrial product line and continued weakness in our Australia paints business. Our gross profit rate of 33.9% increased from 33.8% in the prior year. Net income as a percent of sales improved to 8.6% from 8.0% in the prior year primarily due to lower operating expense, which offset a higher effective income tax rate.

Restructuring

In fiscal year 2013, we initiated several restructuring actions which are expected to be completed in fiscal years 2013 and 2014. We expect the total after-tax cost of all restructuring activities to be approximately $30,000 to $35,000 or $0.34 to $0.39 per share in 2013 and 2014. In the Paints segment, the initiatives primarily include consolidations of manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business and in Australia as part of our ongoing profit improvement plans. These initiatives also include actions to lower operating expenses in Asia. In our Coatings segment, we undertook several actions to rationalize manufacturing operations and lower operating expenses. These restructuring activities resulted in after-tax charges of $1,853 or $0.02 per share and $8,268 or $0.09 per share for the three and nine months ended July 26, 2013, respectively. In the fourth quarter of 2013, these initiatives will also include restructuring actions related to our Inver Group acquisition, including consolidating manufacturing and distribution operations and lowering operating expenses. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition. See Note 16 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.

Vendor Support Program Change

We provide our customers a number of cooperative marketing and trade promotional programs (vendor support programs). Our consumer directed and specifically identifiable cooperative marketing programs and activities are recorded in operating expense, and our trade promotional funding is recorded as a reduction to net sales. In 2013, the agreement with respect to cooperative advertising programs with a large customer in our Paints segment was changed. These programs are now included as reduction in price. Previously, these programs were specifically identifiable and included in operating expense. As a result, compared to last year, our net sales, gross margins and operating expenses are lower. There was no impact on net income for the change in our vendor support programs.

Financial Results

The following tables present selected financial data for the three and nine months ended July 26, 2013 and July 27, 2012.

Net Sales	Three Months Ended			Nine Months Ended
	July 26, 2013	July 27, 2012	% Change	July 26, 2013	July 27, 2012	% Change
Coatings	$572,837	$569,446	0.6%	$1,607,152	$1,604,307	0.2%
Paints	454,969	442,576	2.8%	1,222,002	1,208,444	1.1%
Other and Administrative	61,207	66,326	(7.7)%	166,320	183,816	(9.5)%
Consolidated Net Sales	$1,089,013	$1,078,348	1.0%	$2,995,474	$2,996,567	0.0%

•	Consolidated Net Sales – Consolidated net sales for the third quarter of 2013 increased 1.0%, including a positive impact of 1.7% from our Ace acquisition. Year-to-date consolidated net sales were flat, including a positive impact of 1.6% from our Ace acquisition and a negative impact of 0.3% from foreign currency.
•	Coatings Segment Net Sales – Our Coatings segment net sales for the third quarter of 2013 increased 0.6%, including a negative impact of 0.1% from foreign currency. Year-to-date, our Coatings segment net sales increased 0.2%, including a negative impact of 0.6% from foreign currency. Net of foreign currency, the slight increase in sales in both periods was primarily due to volume growth driven by new business in all product lines, which was partially offset by continued weakness in our global general industrial product line, particularly in the off-road equipment and shipping container markets.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•	Paints Segment Net Sales – Our Paints segment net sales for the third quarter of 2013 increased 2.8%, including a positive impact of 4.0% from our Ace acquisition and 0.1% from foreign currency. Net of acquisitions and foreign currency, the decrease in third quarter sales reflects store rationalization and a weak residential housing market in Australia and a change in some of our vendor support programs, partially offset by increased sales in our North America and China consumer paints. Year-to-date, our Paints segment net sales increased 1.1%, including a positive impact of 3.9% from our Ace acquisition and 0.1% from foreign currency. Net of acquisitions and foreign currency, the decrease in year-to-date sales reflects store rationalization and a weak residential housing market in Australia, a change in some of our vendor support programs and lower sales in our China consumer paints product line, partially offset by increased sales in our North America consumer paints.
•	Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the third quarter of 2013 decreased 7.7%, including the negative impact of 0.1% from foreign currency. Year-to-date Other and Administrative net sales decreased 9.5%, including the negative impact of 0.1% from foreign currency. Net of foreign currency, the lower sales in both periods were due to our exit from the gelcoat products market in the fourth quarter of 2012.

Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Consolidated Gross Profit	$369,361	$363,950	$1,002,265	$1,012,706
As a percent of Net Sales	33.9%	33.8%	33.5%	33.8%

•	Gross Profit – The gross profit rate increased slightly in the third quarter of 2013 due to slightly decreased raw material costs and lower restructuring charges, partially offset by changes in sales mix and certain vendor support programs. Year-to-date, the gross profit rate decreased due to changes in sales mix and certain vendor support programs, partially offset by slightly lower raw material costs.

Operating Expenses [1]	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Consolidated Operating Expenses	$213,787	$221,580	$622,640	$648,953
As a percent of Net Sales	19.6%	20.5%	20.8%	21.7%

[1]	Includes research and development, selling, general and administrative, restructuring charges and acquisition-related charges. For breakout, see Condensed Consolidated Statements of Operations.

•	Consolidated Operating Expenses – Consolidated operating expenses decreased $7,793 or 3.5% compared to the third quarter of 2013 primarily due to a change in our vendor support programs in our Paints segment, continued productivity improvements, lower bad debt expense, reduced restructuring charges and lower incentive compensation, partially offset by investments to support growth initiatives in both our Paints and Coatings segments. Consolidated operating expense decreased $26,313 or 4.1% compared to the year-to-date period last year primarily due to a change in our vendor support programs in our Paints segment, lower incentive compensation accruals, continued productivity improvements, lower bad debt expense and reduced restructuring charges, partially offset by investments to support growth initiatives in both our Paints and Coatings segments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

EBIT [1]	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Coatings	$99,026	$98,238	$253,602	$261,290
As a percent of Net Sales	17.3%	17.3%	15.8%	16.3%

Paints	$50,761	$48,819	$126,206	$121,506
As a percent of Net Sales	11.2%	11.0%	10.3%	10.1%

Other and Administrative	$4,722	$(3,631)	$(2,225)	$(17,831)
As a percent of Net Sales	7.7%	(5.5)%	(1.3)%	(9.7)%

Consolidated EBIT	$154,509	$143,426	$377,583	$364,965
As a percent of Net Sales	14.2%	13.3%	12.6%	12.2%

[1]	We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

•	Consolidated EBIT – EBIT for the third quarter of 2013 increased $11,083 or 7.7% from the prior year. Year-to-date EBIT increased $12,618 or 3.5% from the prior year. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.
•	Coatings Segment EBIT – EBIT as a percent of net sales for the third quarter was flat. Slightly lower raw material costs were mostly offset by changes in sales mix and restructuring charges. Year-to-date EBIT as a percent of net sales was down 50 basis points due to changes in sales mix and restructuring charges, partially offset by slightly lower raw material costs.
•	Paints Segment EBIT – EBIT as a percent of net sales for the third quarter and year-to-date periods increased 20 basis points primarily due to slightly lower raw material costs and restructuring charges, partially offset by changes in sales mix.
•	Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the third quarter and year-to-date periods increased 1320 basis points and 840 basis points, respectively, primarily due to lower incentive compensation accruals and reduced restructuring charges.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Consolidated Interest Expense	$16,000	$16,482	$47,861	$51,559

•	Interest Expense – Interest expense was down compared to the third quarter and year-to-date periods of 2012 due to lower average interest rates. In 2013, although our average debt levels have increased, a greater percentage of our debt was commercial paper, which carries a lower interest rate.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Effective Tax Rate	32.3%	31.9%	31.5%	30.2%

•	Effective Tax Rate – The higher third quarter and year-to-date 2013 effective tax rates were due to changes in geographical mix of earnings.

Net Income	Three Months Ended			Nine Months Ended
	July 26, 2013	July 27, 2012	% Change	July 26, 2013	July 27, 2012	% Change
Consolidated Net Income	$93,808	$86,406	8.6%	$225,745	$218,728	3.2%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

FINANCIAL CONDITION

Our financial condition and liquidity remained strong in the third quarter of 2013. We had $349,142 in cash and cash equivalents, including funds borrowed in anticipation of our acquisition of Inver Group, and $249,969 in unused committed bank credit facilities providing total committed liquidity of $599,111 at the end of our 2013 third quarter, compared to $760,655 at the end of fiscal year 2012. Our cash and cash equivalent balances consist of cash held primarily by our international subsidiaries that is used to fund those subsidiaries’ operating needs and high quality, short-term money market instruments. Our investment policy on excess cash is to maintain principal.

Cash Flow – Cash provided by operations was $209,603 for the nine months ended July 26, 2013, compared to cash provided by operations of $166,165 for the same period last year. In the first quarter of 2012, there was a cash outflow of $27,875 for the settlement of outstanding derivative contracts related to our bond issuance. See Note 8 in Notes to the Condensed Consolidated Financial Statements for further information on derivative financial instruments.

In the nine months ended July 26, 2013, we have used net operating cash flow and our borrowing capacity to invest $67,311 in capital additions and improvements, $34,811 in the acquisition of Ace Hardware Corporation’s paint manufacturing business, $276,003 to fund share repurchases and $61,306 to return cash to our shareholders through dividends.

Debt and Capital Resources – Our debt classified as current was $416,055 at July 26, 2013 compared to $138,531 and $115,993 at October 26, 2012 and July 27, 2012, respectively. The ratio of total debt to capital was 56.4% at July 26, 2013, compared to 48.5% at October 26, 2012 and 49.5% at July 27, 2012. The increase in short-term debt from October 26, 2012 was primarily due to commercial paper borrowings for share repurchases and the purchase of Ace Hardware Corporation’s paint manufacturing business and funding for the Inver Group acquisition, partially offset by improved operating cash flows.

To further ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 26, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our current liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets.

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of July 26, 2013.

Share Repurchases – Weighted average common shares outstanding – diluted for the third quarter of 2013 were 89,910,681, down 3,662,524 from the same period in the prior year. During the quarter, we repurchased 1,260,200 shares for $85,788. Year-to-date we have repurchased 4,315,800 shares for $276,003. On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced a prior authorization. As of July 26, 2013, 11,298,700 shares remained available for purchase under the new authorization.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring and acquisition-related charges. We believe adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expense and adjusted EBIT, we remove the impact of before-tax restructuring and acquisition-related charges. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring and acquisition-related charges from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Three Months Ended		Nine Months Ended
	July 26, 2013	July 27, 2012	July 26, 2013	July 27, 2012
Coatings Segment
Earnings before interest and taxes (EBIT)	$99,026	$98,238	$253,602	$261,290
Restructuring charges – cost of sales	163	(74)	2,577	546
Restructuring charges – operating expense	1,079	(65)	1,390	350
Acquisition-related charges – operating expense	758	—	758	—
Adjusted EBIT	$101,026	$98,099	$258,327	$262,186

Paints Segment
EBIT	$50,761	$48,819	$126,206	$121,506
Restructuring charges – cost of sales	1,489	1,823	5,744	5,863
Restructuring charges – operating expense	1	1,890	1,933	5,648
Adjusted EBIT	$52,251	$52,532	$133,883	$133,017

Other and Administrative
EBIT	$4,722	$(3,631)	$(2,225)	$(17,831)
Restructuring charges – cost of sales	—	2,563	—	2,563
Restructuring charges – operating expense	(242)	727	166	1,409
Adjusted EBIT	$4,480	$(341)	$(2,059)	$(13,859)

Consolidated
Gross profit	$369,361	$363,950	$1,002,265	$1,012,706
Restructuring charges – cost of sales	1,652	4,312	8,321	8,972
Adjusted gross profit	$371,013	$368,262	$1,010,586	$1,021,678

Operating expense	$213,787	$221,580	$622,640	$648,953
Restructuring charges – operating expense	(838)	(2,552)	(3,489)	(7,407)
Acquisition-related charges – operating expense	(758)	—	(758)	—
Adjusted operating expense	$212,191	$219,028	$618,393	$641,546

EBIT	$154,509	$143,426	$377,583	$364,965
Restructuring charges – total	2,490	6,864	11,810	16,379
Acquisition-related charges – total	758	—	758	—
Adjusted EBIT	$157,757	$150,290	$390,151	$381,344

Net income	$93,808	$86,406	$225,745	$218,728
After tax restructuring charges – total	1,853	4,442	8,268	11,259
After tax acquisition-related charges – total	758	—	758	—
Adjusted net income	$96,419	$90,848	$234,771	$229,987

Net income per common share – diluted	$1.04	$0.92	$2.48	$2.31
Restructuring charges – total	0.02	0.05	0.09	0.12
Acquisition-related charges – total	0.01	—	0.01	—
Adjusted net income per common share – diluted	$1.07	$0.97	$2.58	$2.43

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

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 26, 2012. There were no material changes to our critical accounting estimates in the third quarter of fiscal year 2013.

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

We are also subject to interest rate risk. At July 26, 2013, approximately 30% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 26, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  Not applicable

(b)  Not applicable

(c)  We made the following repurchases of equity securities during the quarter ended July 26, 2013:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
4/27/13 – 5/24/13
Repurchase program	365,000	$67.93	365,000	12,193,900
5/25/13 – 6/21/13
Repurchase program	385,000	70.95	385,000	11,808,900
6/22/13 – 7/26/13
Repurchase program	510,200	65.93	510,200	11,298,700
[1]	On October 13, 2010, we received board authorization to repurchase 15,000,000 shares, with no predetermined end date. As of December 5, 2012, we had repurchased 13,072,800 shares (614,500 shares were repurchased in the first quarter of 2013). On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced the October 13, 2010 authorization. As of July 26, 2013, we had repurchased 3,701,300 shares under the new authorization. A total of 1,260,200 and 4,315,800 shares were repurchased in the third quarter and year-to-date periods of 2013, respectively, under the old and new authorizations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.  EXHIBITS

Exhibit Number		Description

31.1	*	Section 302 Certification of the Chief Executive Officer

31.2	*	Section 302 Certification of the Chief Financial Officer

32.1	*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Schema Document

101.CAL	*	XBRL Calculation Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.LAB	*	XBRL Label Linkbase Document

101.PRE	*	XBRL Presentation Linkbase Document

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 4, 2013	By	/s/ Rolf Engh
Rolf Engh
Secretary

Date: September 4, 2013	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer