Form 10-K
period 2013-10-25
VALSPAR CORP
filed 2013-12-20
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 25, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐Yes ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant as of April 26, 2013 was approximately $3.9 billion based on the closing sales price of $63.58 per share as reported on the New York Stock Exchange. As of December 10, 2013, 85,401,609 shares of Common Stock, $0.50 par value per share (net of 33,041,015 shares in treasury), were outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of The Valspar Corporation’s definitive Proxy Statement (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 25, 2013, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I

ITEM 1	BUSINESS

BUSINESS & PRODUCT OVERVIEW

The Valspar Corporation is a global leader in the paint and coatings industry. With fiscal 2013 net sales of $4,103.8 million, we believe we are the fifth largest paint and coatings supplier in the world. We manufacture and distribute a broad range of coatings, paints and related products, and we operate our business in two reportable segments: Coatings and Paints. Net sales for our Coatings and Paints segments in 2013 were $2,209.5 million and $1,671.2 million, respectively. We have grown our business internally and through acquisitions, focusing on the needs of our customers and investing in our brands and proprietary technology.

The Valspar Corporation is a Delaware corporation and was founded in 1806. Our principal executive offices are located at 901 3rd Avenue South, Minneapolis, Minnesota 55402, and our telephone number at that address is (612) 851-7000. Our corporate website address is www.valsparglobal.com. The information on our website is not part of this filing.

Coatings Segment

Our Coatings segment includes our industrial product lines and our packaging product line. We offer a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to original equipment manufacturing (OEM) customers in Asia, Australia, Europe, North America and South America. Products within our Coatings segment include primers, top coats, varnishes, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including agricultural and construction equipment, appliances, building products, furniture, metal fabrication, metal packaging and transportation.

We utilize a wide variety of technologies to provide differentiated coatings that meet our customers’ requirements and enable value creation within the markets in which they are used. These technologies include electrodeposition, powder, solvent-based, waterborne, UV curing and laser sintering. Our capability to design and manufacture resins allows us to customize products and provide leading solutions for a range of market applications.

Our industrial product lines include coil, general industrial and wood. Our coil product line produces coatings that are applied to metal coils used to manufacture pre-engineered buildings and building components, other metal building and architectural products and appliances. Our general industrial product line provides customers a single source for powder, liquid and electrodeposition coatings technologies in a wide variety of industries, including agricultural and construction equipment, pipe, lawn and garden, appliance, transportation, and marine shipping containers. Our wood product line supplies decorative and protective coatings for wood furniture, building products, cabinets and floors. We also provide color design and technical service to our customers. We supply our industrial products throughout the world.

Our packaging product line includes coatings for the interior and exterior of packaging containers, principally metal food containers and beverage cans. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. We supply our packaging products throughout the world.

Paints Segment

Our Paints segment includes a wide variety of products such as paints, primers, topcoats and aerosol spray paints sold primarily through retailers, distribution networks and company-owned stores. This segment includes our consumer paints and automotive refinish product lines.

Our consumer paints product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. In the U.S. and Canada, we offer our branded products and private label brands for customers. The primary distribution channels for these products are home centers, hardware wholesalers, distributors and independent dealers. In China, we sell Huarun branded consumer paints through distributors and retailers. In Australia and New Zealand, we sell Wattyl and Valspar brands of consumer paints through independent dealers, hardware chains, home centers and company-owned stores. In the U.K. and Ireland, we sell Valspar branded products through a large home center customer. At certain customers, we also offer additional marketing and customer support by providing Valspar personnel to train paint department employees and to answer paint questions in stores.

We develop highly customized merchandising and marketing support programs for our consumer paint customers, enabling them to differentiate their paint departments from their competitors’ through product and color selection assistance, point-of-purchase materials and labeling. Our primary brands include Valspar and Cabot in the U.S., Huarun in China, and Wattyl, Valspar and Solagard in Australia and New Zealand. We continue to invest in and support these brands through advertising and marketing programs.

Our automotive product line includes refinish paints and aerosol spray paints that are sold through automotive refinish distributors, body shops, automotive supply distributors and automotive supply retailers. We manufacture these products in Europe and North America and distribute them under the Valspar, DeBeer, Octoral and House of Kolor brands in many countries around the world.

Other and Administrative

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

Competition in our Coatings segment is based on formulating products for specific customer applications, meeting customer delivery requirements and providing technical assistance to the customer in product application, new technology offerings and prices. We can provide global coatings solutions to customers due to our position as one of the world’s largest industrial coatings manufacturers and our commitment to developing new technologies.

Competition in our Paints segment is based on factors such as consumer brand recognition, product quality, distribution and price. In this segment, we support our brand awareness through advertising and highly customized merchandising and marketing support programs provided to our customers.

RAW MATERIALS

We obtain raw materials from a number of suppliers. The raw materials are derived from petrochemicals, minerals and metals. Our most significant raw materials include solvents, titanium dioxide and epoxy and other resins. Historically, these materials have been generally available on the open market, with pricing and availability subject to fluctuation. Most of the raw materials used in production are purchased from outside sources. We have made, and plan to continue to make, supply arrangements to meet our current and future usage requirements. We manage sourcing of critical raw materials by establishing contracts, buying from multiple sources and identifying alternative or lower cost materials or technology, when possible. We have active initiatives to find lower cost materials, to reformulate products with lower cost and more environmentally friendly raw materials and to qualify multiple and local sources of supply, including suppliers from Asia and other lower cost regions of the world.

INTELLECTUAL PROPERTY

Our practice is to seek patent protection for our products and manufacturing processes when appropriate. We also license some patented technology from other sources. Our business is not materially dependent upon licenses or similar rights or on any single patent or group of related patents. Although we believe our patent rights are valuable, our knowledge and trade secret information regarding our manufacturing processes and materials have also been important in maintaining our competitive position. We require certain employees to sign confidentiality agreements relating to proprietary information.

While we make efforts to protect our trade secret information, others may independently develop or otherwise acquire substantially equivalent proprietary information or techniques or inappropriately gain access to our proprietary technology or disclose this technology. Any of these factors could adversely impact the value of our proprietary trade secret information and harm our business.

SEASONALITY AND WORKING CAPITAL ITEMS

Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in our Coatings and Paints segments. When sales are lowest, we build inventory, the financing for which is provided by internally generated funds, short-term debt and long-term credit lines discussed in Note 9 of Notes to Consolidated Financial Statements.

SIGNIFICANT CUSTOMERS

In 2013, our sales to Lowe’s Companies, Inc. exceeded 10% of consolidated net sales. Our ten largest customers accounted for approximately 33% of consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 52% of our net sales in the segment. Our five largest customers in the Coatings segment accounted for approximately 19% of our net sales in the segment.

BACKLOG AND GOVERNMENT CONTRACTS

We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

RESEARCH AND DEVELOPMENT

The base technologies that support our coatings’ product performance and application have been developed and optimized over many years. Our on-going applied science and development efforts are focused on delivering premium, differentiated coatings solutions that meet or exceed market needs for improved performance, consistent quality and system value. We work closely with our customers to build a deep understanding of their challenges and objectives and to foster innovation in the products and services that we provide.

Research and development costs for fiscal 2013 were $121.6 million, or 3.0% of net sales, compared to $116.9 million, or 2.9% of net sales, for fiscal 2012 and $114.6 million, or 2.9% of net sales, for fiscal 2011.

ENVIRONMENTAL COMPLIANCE

We undertake to comply with applicable regulations relating to protection of the environment and workers’ safety. Capital expenditures for this purpose were not material in fiscal 2013, and we do not expect such expenditures will be material in fiscal 2014.

EMPLOYEES

We employ approximately 10,700 people globally, approximately 400 of whom are subject to collective bargaining agreements in the United States. We believe that our relationship with our union employees is good.

FOREIGN OPERATIONS AND EXPORT SALES

Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Revenues from foreign subsidiaries and operations comprised approximately 44% of our total consolidated net sales in 2013.

In addition to our manufacturing plants in the United States, we have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, Singapore, South Africa, Switzerland, Thailand, the United Kingdom and Vietnam. We also have joint ventures in Japan, South Africa, Switzerland and Vietnam and sales offices in other countries.

During fiscal 2013, export sales from the United States represented 3.9% of our business.

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

We have a significant amount of debt.

Our total long-term and short-term debt was $1,478.6 million at October 25, 2013. Our debt categorized as short-term was $441.2 million at October 25, 2013. Our level of debt may have important consequences. For example, it:

•

may require us to dedicate a material portion of our cash flow from operations to make payments on our indebtedness, thereby reducing our ability to fund working capital, capital expenditures or other general corporate purposes;

•	could make us less attractive to prospective or existing customers or less able to fund potential acquisitions; and

•

may limit our flexibility to adjust to changing business and market conditions and make us more vulnerable to a downturn in general economic conditions as compared to a competitor that may have less indebtedness.

Acquisitions are an important part of our growth strategy, and future acquisitions may not be available or successful.

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

Any of these factors may make it more difficult to repay our debt or have an adverse effect on results of operations. In addition, an acquisition could materially impair our operating results by causing us to incur debt or requiring us to amortize acquisition-related costs or the cost of acquired assets.

We derive a substantial portion of our revenues from foreign markets, which subjects us to additional business risks.

We conduct a substantial portion of our business outside of the United States. We currently have production facilities, research and development facilities, and administrative and sales offices located outside the United States, including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Poland, Russia, Singapore, South Africa, Spain, Switzerland, Thailand, the United Arab Emirates, the United Kingdom and Vietnam. In 2013, revenues from products sold outside the United States accounted for approximately 44% of our consolidated net sales.

We expect sales in international markets to represent a significant portion of our consolidated net sales. Notwithstanding the benefits of geographic diversification, our ability to achieve and maintain profitable growth in international markets is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

•	agreements may be difficult to enforce, and receivables may be difficult to collect or have longer payment cycles;

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, or adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	foreign operations may experience labor disputes and difficulties in attracting and retaining key employees;

•	transportation and other shipping costs may increase;

•	foreign governments may nationalize private enterprises;

•	unexpected adverse changes may occur in export duties, quotas and tariffs and difficulties in obtaining export licenses;

•	intellectual property rights may be more difficult to enforce;

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

We have certain key customers, and the loss of key customers could negatively affect our business.

Our relationships with certain key customers are important to us. From 2011 through 2013, sales to our largest customer exceeded 10% of our consolidated net sales. In 2013, our ten largest customers accounted for approximately 33% of our consolidated net sales. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of net sales to our largest customers could have a material adverse impact on us.

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

Interruption, failure or compromise of our information systems could adversely affect our business.

We rely on information systems to run most aspects of our business, including sales and distribution of products, purchases of raw materials and supplies, accounting for purchase and sale transactions, manufacturing processes, billing and collections, and managing data and records for employees and other parties. Our business may be adversely affected if these systems are interrupted, damaged, or compromised, or if they fail for any extended period of time, due to user errors, programming errors, computer viruses, security breaches or other problems. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of cyber attackers. Although we strive to have appropriate security controls in place, prevention of security breaches cannot be assured, particularly as cyber threats continue to evolve. We may be required to expend additional resources to continue to enhance our security measures or to investigate and remediate any security vulnerabilities. In addition, third-party service providers manage a portion of our information systems, and we are subject to risk as a result of interruption, failure or security breaches of those systems. The consequences of these risks could adversely impact our results of operations and cash flows.

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

We lease our principal offices located in Minneapolis, Minnesota. Our North American manufacturing operations are conducted at 26 locations (24 owned; 2 leased) in the United States, Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,367,000. Asia Pacific manufacturing operations are conducted at 15 locations (12 owned; 3 leased) in Australia, China, Malaysia, New Zealand, Singapore, Thailand and Vietnam, with a total combined square footage of approximately 1,995,000. European manufacturing operations are conducted at thirteen locations (10 owned; 3 leased) in France, Germany, Ireland, The Netherlands, Switzerland, Poland, Italy, and the United Kingdom, with a total combined square footage of approximately 1,403,000. In South America, we own two manufacturing facilities in Brazil with square footage of approximately 468,000. In India, we own one manufacturing facility with square footage of approximately 121,000. In South Africa, we own one manufacturing facility with square footage of approximately 54,000.

Shown below is a breakdown of the approximate square footage of principal facilities by region as of October 25, 2013:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total
North America	3,844,000	523,000	4,367,000
Asia Pacific	1,887,000	108,000	1,995,000
Europe	1,204,000	199,000	1,403,000
Other	643,000	—	643,000
Total	7,578,000	830,000	8,408,000

Set forth below is a breakdown of principal facilities square footage by business segment:

Business Segment	Approximate Square Footage
Coatings	4,138,000
Paints	3,443,000
Other and Administrative	827,000
Total	8,408,000

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

We accrue appropriate reserves for potential environmental liabilities, which are reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes it is neither probable nor reasonably possible that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Other Legal Matters

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are in the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe it is neither probable nor reasonably possible that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
Gary E. Hendrickson	57	Chairman since June 2012, Chief Executive Officer since June 2011 and President and Chief Operating Officer since February 2008
James L. Muehlbauer	52	Executive Vice President and Chief Financial and Administrative Officer since March 2013
Rolf Engh	60	Executive Vice President since July 2005, General Counsel and Secretary since April 1993
Anthony L. Blaine	46	Senior Vice President Human Resources since January 2007
Cynthia A. Arnold	56	Senior Vice President and Chief Technology Officer since January 2011

The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:

Prior to March 2013, Mr. Muehlbauer was Executive Vice President and Chief Financial Officer at Best Buy Co., Inc. since April 2008.

Prior to January 2011, Ms. Arnold was Chief Technology Officer at Sun Chemical Corporation since July 2004.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of the Common Stock for fiscal years 2013 and 2012 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2013	2012
First Quarter	$68.42–55.17	$43.40–33.17
Second Quarter	$68.30–58.97	$52.12–42.50
Third Quarter	$74.25–62.32	$53.75–45.29
Fourth Quarter	$71.32–61.13	$59.81–48.05

The quarterly dividend declared November 19, 2013, to be paid on December 13, 2013 to common stockholders of record December 2, 2013, was increased to $0.26 per share. The table below sets forth the quarterly dividends paid for fiscal years 2013 and 2012.

	Per Share Dividends
For the Fiscal Year	2013	2012
First Quarter	$0.23	$0.20
Second Quarter	$0.23	$0.20
Third Quarter	$0.23	$0.20
Fourth Quarter	$0.23	$0.20
	$0.92	$0.80

The number of record holders of our Common Stock at December 10, 2013 was 1,276.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
7/27/13 – 8/23/13
Repurchase program	404,100	$66.45	404,100	10,894,600
Other transactions[2]	2,891	$69.92	—	—
8/24/13 – 9/20/13
Repurchase program	530,000	63.50	530,000	10,364,600
9/21/13 – 10/25/13
Repurchase program	640,045	64.97	640,045	9,724,555

[1]

On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date, which replaced the October 13, 2010 authorization. In fiscal 2013 we repurchased 5,889,945 shares (5,275,445 shares under the new authorization and 614,500 under the 2010 authorization).

[2]

Other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock and our receipt of surrendered shares in connection with the exercise of stock options.

Stock Performance Graph

The following graph compares our cumulative total shareholder return for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graph assumes the investment of $100 in our Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2008 and the reinvestment of all dividends.

The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc. and The Sherwin-Williams Company.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
Fiscal Year End	2008	2009	2010	2011	2012	2013
Valspar	$100	$128	$165	$188	$293	$380
Peer Group	$100	$122	$146	$154	$200	$297
S&P 500	$100	$110	$128	$142	$159	$203

Assumes $100 invested on October 31, 2008 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.

ITEM 6	SELECTED FINANCIAL DATA

The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

		Fiscal Years
(Dollars in thousands, except per share amounts)		2013	2012	2011	2010	2009
Operating Results	Net Sales	$4,103,776	$4,020,851	$3,952,954	$3,226,687	$2,879,042
	Cost and Expenses
	Cost of Sales	2,745,718	2,667,147	2,721,146	2,155,009	1,900,114
	Operating Expense	865,634	871,434	862,160	695,601	687,960
	Impairment of Goodwill and Intangible Assets	—	—	409,714	—	—
	Income (Loss) from Operations	492,424	482,270	(40,066)	376,077	290,968
	Interest Expense	64,758	67,604	61,511	58,267	50,394
	Other (Income) Expense – Net	3,871	(2,558)	1,577	(1,387)	2,246
	Income (Loss) Before Income Taxes	423,795	417,224	(103,154)	319,197	238,328
	Net Income (Loss)	289,255	292,497	(138,601)	222,056	160,153
	Net Income as a Percent of Sales	7.0%	7.3%	N/A	6.9%	5.6%
	Return on Average Equity	24.7%	24.0%	N/A	14.2%	10.8%
	Per Common Share:
	Net Income (Loss) – Basic	$3.29	$3.20	$(1.47)	$2.25	$1.50
	Net Income (Loss) – Diluted[1]	3.20	3.10	(1.47)	2.20	1.49
	Dividends Paid	0.92	0.80	0.72	0.64	0.60
Financial Position	Total Assets	$4,025,509	$3,626,836	$3,500,151	$3,867,936	$3,511,024
	Working Capital[2]	591,591	538,559	538,025	530,435	406,638
	Property, Plant and Equipment, Net	633,475	550,968	548,253	567,630	471,088
	Long-Term Debt, Net of Current Portion	1,037,392	1,012,578	679,805	943,216	873,095
	Stockholders’ Equity	1,122,550	1,223,523	1,212,550	1,630,365	1,504,507
Other Statistics	Property, Plant and Equipment Expenditures	$116,749	$89,363	$66,469	$67,732	$57,897
	Depreciation and Amortization Expense	88,159	93,704	97,747	81,312	82,862
	Research and Development Expense	121,563	116,866	114,554	100,236	91,303
	Total Cash Dividends	$81,189	$73,351	$68,164	$63,279	$60,116
	Average Diluted Common Shares Outstanding (000’s)	90,526	94,380	94,310	100,866	100,921
	Number of Stockholders at Year End	1,290	1,365	1,405	1,432	1,449
	Number of Employees at Year End	10,702	9,755	10,020	10,180	8,788
	Market Price Range – Common Stock:
	High	$74.25	$59.81	$40.60	$33.13	$28.60
	Low	55.17	33.17	27.44	25.11	14.47

Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

[1]

In 2013, 2012, 2011, 2010 and 2009, net income (loss) per common share diluted includes $0.32, $0.18, $0.24, $0.08 and $0.18 per share in restructuring charges, respectively. See Note 18 in Notes to Consolidated Financial Statements for more information on 2013, 2012 and 2011. Net income (loss) per common share diluted for 2011 includes an impairment charge on goodwill and intangible assets of $3.75. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” and Note 1 in Notes to Consolidated Financial Statements for more information. In 2013, 2011 and 2010, net income (loss) per common share diluted includes $0.02, $0.09 and $0.03 in acquisition-related charges, respectively. Net income (loss) per common share diluted in 2010 includes gains on sale of certain assets of $0.08. Huarun Redeemable Stock accrual reduced net income (loss) per common share diluted by $0.10 in 2009. The accrual was related to our minority interest shares of Huarun Paints Holding Company Limited. Adjusted net income per common share diluted, excluding the items mentioned above, was $3.54 for 2013, $3.28 for 2012, and $2.65 for 2011, which includes a dilutive share impact of $0.04, $2.23 for 2010, and $1.77 for 2009. See related reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on 2013 and 2012.

[2]	Working Capital is defined as accounts and notes receivable plus inventory less trade accounts payable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in eight sections:

•	Overview

•	Global Economic and Industry-Wide Factors

•	Results of Operations

•	Financial Condition

•	Non-GAAP Financial Measures

•	Critical Accounting Estimates

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements

Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Form 10-K.

OVERVIEW

The Valspar Corporation is a global leader in the paint and coatings industry. Our strong consumer brands and leading technologies, together with our technical expertise and customer service, differentiate us from our competition and allow us to grow and create value with customers in a wide variety of geographic and end-use markets. We operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial product lines and our packaging product line. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 15 in Notes to Consolidated Financial Statements for further information on our reportable segments.

We operate in over 25 countries, and approximately 44% of our total net sales in 2013 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

Our fundamental business objective is to create long-term value for our shareholders. We intend to accomplish this by:

•	focusing on our customers and delivering coatings products and solutions based on a deep understanding of their needs;

•	investing in our brands and developing innovative, proprietary technologies;

•	expanding our global presence;

•	enhancing the productivity of our business by maximizing efficiencies in procurement, manufacturing and process adherence;

•	maintaining operational discipline and prudent cost control;

•	generating strong cash flow; and

•	allocating our capital to maintain and grow the business, fund internal growth initiatives and strategic acquisitions and pay dividends.

In addition to creating value for our shareholders, we are committed to:

•	adhering to our values, ethical business conduct and doing business with integrity;

•

improving the safety and reducing the environmental footprint of our business and the products we manufacture while also delivering solutions that enable our customers to meet their environmental and safety objectives; and

•	demonstrating our corporate citizenship by supporting the communities in which we work and live through volunteer efforts and philanthropy.

The following discussion of financial condition and results of operations should be read in the context of this overview.

General Economic and Industry-Wide Factors

In North America, many of the markets in which we compete continued to improve, particularly those related to residential construction. Outside North America, we experienced softening demand, particularly in Europe, Australia and Asia. Demand in Latin America continued to grow, but at a slower rate than prior years.

Raw material costs increased significantly in 2011 and through part of 2012. These costs moderated in the second half of 2012 and remainded stable throughout 2013. Since our raw material costs average approximately 80% of our cost of goods sold, the efficient use of raw materials is a critical cost component of the products we manufacture.

Despite the challenging global economic conditions, we continued to make solid progress on our long-term growth initiatives. In particular:

•

We completed the acquisition of Inver Holdings S.r.l. (Inver Group) and the paint manufacturing business of Ace Hardware (Ace paints). The Inver Group acquisition expanded our presence in the European coatings market. As a result of the Ace paints acquisition, we expect to offer Valspar branded paints in more than 3,000 Ace retail locations in the United States.

•	We won new business across all significant product lines, particularly in our consumer paints business where we made substantial gains with our professional paint product lines.

•	We increased our capability to develop new technology by expanding our R&D centers in Minneapolis and China.

•	We continued our initiatives to enhance productivity on a permanent basis across our operations including additional restructuring actions to improve our overall cost structure.

•

We returned cash to shareholders by increasing our annual dividend 15.0% to $0.92 per share in fiscal year 2013, our 35th consecutive year with a dividend increase, and by repurchasing 5,889,945 shares for $378,141.

Results of Operations

Overview

Net sales in 2013 increased 2.1% to $4,103,776 from $4,020,851 in 2012, primarily due to new business across all significant product lines and regions and our Ace paints and Inver Group acquisitions, partially offset by volume declines in our general industrial product line and weakness in our Australia and China paints businesses. Our gross profit rate of 33.1% decreased from 33.7% in the prior year. Net income as a percent of sales of 7.0% was flat compared to last year. In 2013, we made investments in strategic acquisitions, which had lower initial margins, and invested in long-term growth initiatives. Additionally, restructuring charges increased due to current year initiatives. These costs were offset by slightly lower raw material costs and lower incentive compensation costs.

During the 2013 fiscal year, we generated $200,566 in free cash flow (defined as net cash provided by operating activities of $398,504, less capital expenditures and dividends), an increase of $14,412 from the prior year due to improved operating results, partially offset by increased investments in capital expenditures and increased dividends. We believe this non-GAAP measure (free cash flow) provides useful information to both management and investors by including the amount reinvested in the business for capital expenditures and the return on investment to our shareholders through payment of dividends. Our total debt of $1,478,557 increased by $327,448 due to our share repurchases, debt used to finance acquisitions and capital expenditures, partially offset by operating cash flow and option exercise proceeds. In July 2013, we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014 with total capacity of $107,767, which was used to partially finance the Inver Group acquisition. Our liquidity position is strong, with $216,150 in cash and cash equivalents and $427,517 in unused committed bank credit facilities providing total committed liquidity of $643,667 compared to $760,655 at the end of 2012.

Restructuring

Fiscal year 2013 restructuring initiatives included the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business, ongoing profit improvement plans in Australia, and other actions in Asia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. We expect the majority of the restructuring activities commenced in fiscal year 2013 to be completed by the end of fiscal year 2014. These restructuring activities resulted in pre-tax charges of $36,433 or $0.32 per share in fiscal year 2013, and we expect the total pre-tax cost of all restructuring activities to be approximately $68,000 to $74,000 or $0.59 to $0.64 per share in 2013 and 2014. Included in fiscal year 2013 restructuring charges is $6,664 of non-cash pre-tax asset impairment charges. Subsequent to the end of the fiscal year and prior to filing this report, we incurred approximately $12,000 in pre-tax restructuring charges related to the continuation of these actions. See Note 2 in Notes to Consolidated Financial Statements for further information on our Inver Group acquisition and Note 18 in Notes to Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per share impact of restructuring charges.

In fiscal year 2012, we exited the gelcoat products market and consolidated a manufacturing facility in our Paints segment. Our gelcoat product line was categorized in Other and Administrative. During fiscal year 2012, we also completed restructuring initiatives announced in 2011, including certain actions in our Coatings and Paints segments. In our Coatings segment, we rationalized our manufacturing capacity and reduced our overall global headcount, primarily in our wood product line. In our Paints segment, we completed the first phase of actions to improve the profitability of our Australian operations, which included facility consolidations in manufacturing and distribution, store rationalization and the reduction of other related costs. These restructuring activities resulted in pre-tax charges of $25,845 or $0.18 per share in fiscal year 2012.

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

Financial Results 2013 vs. 2012

The following tables present selected financial data for the years ended October 25, 2013 and October 26, 2012.

Net Sales	2013	2012	% Change
Coatings	$2,209,492	$2,175,687	1.6%
Paints	1,671,228	1,604,599	4.2%
Other and Administrative	223,056	240,565	(7.3)%
Consolidated Net Sales	$4,103,776	$4,020,851	2.1%

•

Consolidated Net Sales – Consolidated net sales for the year increased 2.1%, including a positive impact of 2.4% from acquisitions and a negative impact of 0.5% from foreign currency. The remaining increase in sales of 0.2% was due to new business across all significant product lines and regions. The increase was partially offset by volume declines caused by continued weakness in our global general industrial product line, a weak residential housing market in Australia and lower sales in our China consumer paints product line.

•

Coatings Segment Net Sales – Our Coatings segment net sales for the year increased 1.6%, including a positive impact of 1.4% from acquisitions and a negative impact of 0.6% from foreign currency. The remaining increase in sales of 0.8% was primarily due to volume growth driven by new business in all significant product lines, which was partially offset by continued weakness in our general industrial product line.

•

Paints Segment Net Sales – Our Paints segment net sales for the year increased 4.2%, including a positive impact of 4.2% from acquisitions and a negative impact of 0.3% from foreign currency. The remaining increase in sales of 0.3% reflects new business in our North America consumer paints market, partially offset by declines in international consumer markets due to a weak residential housing market in Australia and lower sales in China.

•

Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Other and Administrative net sales decreased 7.3%, including a negative impact of 0.1% from foreign currency. The decline was primarily due to our exit from the gelcoat products market in the fourth quarter of 2012.

Gross Profit	2013	2012
Consolidated Gross Profit	$1,358,058	$1,353,704
As a percent of Net Sales	33.1%	33.7%

•

Gross Profit – The gross profit rate decreased 0.6% primarily due to investments in strategic acquisitions, which had lower initial margins, changes in certain vendor support programs and higher restructuring charges, partially offset by slightly lower raw material costs. Restructuring charges of $21,916 or 0.5% of net sales and $16,199 or 0.4% of net sales were included in the 2013 and 2012 periods, respectively. Acquisition-related charges were $513, or 0.01% of net sales. There were no acquisition-related charges included in gross profit in the 2012 period.

Operating Expenses	2013	2012
Consolidated Operating Expenses[1]	$865,634	$871,434
As a percent of Net Sales	21.1%	21.7%

[1]	Includes research and development, selling, general and administrative, restructuring and acquisition-related costs. For breakout see Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased 0.7% compared to the prior year primarily due to changes in certain vendor support programs in our Paints segment and lower incentive compensation, partially offset by investments to support growth initiatives in both our Paints and Coatings segments and higher restructuring charges. Restructuring charges of $14,517 or 0.4% of net sales and $9,646 or 0.2% of net sales were included in the 2013 and 2012 periods, respectively. Acquisition-related charges were $1,729, or 0.04% of net sales in 2013. There were no acquisition-related charges included in operating expenses in the 2012 period.

EBIT[1]	2013	2012
Coatings	$329,886	$356,428
As a percent of Net Sales	14.9%	16.4%
Paints	168,395	159,598
As a percent of Net Sales	10.1%	9.9%
Other and Administrative	(9,728)	(31,198)
As a percent of Net Sales	(4.4)%	(13.0)%
Consolidated EBIT	$488,553	$484,828
As a percent of Net Sales	11.9%	12.1%

[1]	EBIT is defined as earnings before interest and taxes.

•

Consolidated EBIT – EBIT for 2013 increased $3,725 or 0.8% from the prior year. Fiscal year 2013 results included restructuring charges of $36,433 or 0.9% of net sales, compared to $25,845 or 0.6% of net sales in fiscal year 2012. Fiscal year 2013 also included acquisition-related charges of $2,242 or 0.1% of net sales. There were no acquisition-related charges in the 2012 period. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales decreased 150 basis points from the prior year, primarily due to higher restructuring charges, price declines and investments in long-term growth initiatives, partially offset by slightly lower raw material costs and lower incentive compensation costs. Restructuring charges for the 2013 and 2012 periods were $19,492 or 0.9% of net sales and $1,418 or 0.1% of net sales, respectively. Acquisition-related charges were $2,242 or 0.1% of net sales. There were no acquisition-related charges in the 2012 period.

•

Paints Segment EBIT – EBIT as a percent of net sales increased 20 basis points from the prior year, primarily due to slightly lower raw material costs and lower restructuring charges, partially offset by the effect of our Ace paints acquisition, which had lower initial margins, and investments in long-term growth initiatives. Restructuring charges for 2013 and 2012 periods were $14,953 or 0.9% of net sales and $18,392 or 1.1% of net sales, respectively.

•

Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales increased 860 basis points from the prior year primarily due to lower incentive compensation and lower restructuring charges. EBIT included restructuring charges of $1,988 or 0.9% of net sales and $6,035 or 2.5% of net sales in the 2013 and 2012 periods, respectively.

Interest Expense	2013	2012
Consolidated Interest Expense	$64,758	$67,604

•

Interest Expense – Interest expense decreased in fiscal year 2013 due to lower average interest rates, partially offset by a higher average debt balance. In 2013, although our average debt levels increased, a greater percentage of our debt was commercial paper, which carries a lower interest rate.

Effective Tax Rate	2013	2012
Effective Tax Rate	31.7%	29.9%

•	Effective Tax Rate – The higher 2013 effective tax rate was primarily due to unfavorable changes in geographical mix of earnings.

Net Income (Loss)	2013	2012	% Change
Consolidated Net Income (Loss)	$289,255	$292,497	(1.1)%

Financial Results 2012 vs. 2011

Net Sales	2012	2011	% Change
Coatings	$2,175,687	$2,092,490	4.0%
Paints	1,604,599	1,612,219	(0.5	) %
Other and Administrative	240,565	248,245	(3.1)%
Consolidated Net Sales	$4,020,851	$3,952,954	1.7%

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

•

Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans, colorants and gelcoats. Adjusting for the negative impact of 0.7% from foreign currency, sales for the 2012 period decreased 2.4%. The decline was primarily due to lower sales in the gelcoat products market which we exited in the fourth quarter of 2012.

Gross Profit	2012	2011
Consolidated Gross Profit	$1,353,704	$1,231,808
As a percent of Net Sales	33.7%	31.2%

•

Gross Profit – Gross profit as a percent of net sales increased primarily due to our carryover selling price increases, productivity improvements, including savings from our previously completed restructuring actions, new business at higher average gross margins, acquisition-related charges recognized in 2011 and lower restructuring charges in 2012. The improvement was partially offset by higher raw material costs. Restructuring charges of $16,199 or 0.4% of net sales and $25,563 or 0.6% of net sales were included in the 2012 and 2011 periods, respectively. There were no acquisition-related charges included in gross profit in the 2012 period. Acquisition-related charges were $11,416 or 0.3% of net sales in the 2011 period.

Operating Expenses	2012	2011
Consolidated Operating Expenses[1]	$871,434	$862,160
As a percent of Net Sales	21.7%	21.8%

[1]	Includes research and development, selling, general and administrative and restructuring costs. For breakout see Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) –Consolidated operating expenses increased 1.1% or $9,274 compared to the prior year. The increase was driven primarily by higher incentive compensation and investments in growth initiatives, partially offset by savings from previously completed restructuring initiatives. Restructuring charges of $9,646 or 0.2% of net sales and $8,876 or 0.2% of net sales were included in the 2012 and 2011 periods, respectively. There were no acquisition-related charges included in operating expenses in the 2012 period. Acquisition-related charges of $1,859 or 0.1% of net sales were included in operating expenses in the 2011 period.

EBIT[1]	2012	2011
Coatings	$356,428	$(112,209)
As a percent of Net Sales	16.4%	(5.4)%
Paints	159,598	134,886
As a percent of Net Sales	9.9%	8.4%
Other and Administrative	(31,198)	(64,320)
As a percent of Net Sales	(13.0)%	(25.9)%
Consolidated EBIT	$484,828	$(41,643)
As a percent of Net Sales	12.1%	(1.1)%

[1]	EBIT is defined as earnings before interest and taxes

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

FINANCIAL CONDITION

Cash Flow and Net Working Capital

Cash flow from operations was $398,504 in 2013, compared to $348,868 in 2012 and $291,174 in 2011. The improvement in cash flow in 2013 was primarily driven by efficient working capital management. A key metric we use to measure the effectiveness of our working capital management is net working capital as a percentage of annual net sales:

	Oct. 25, 2013	% of Net Sales	Oct. 26, 2012	% of Net Sales
Accounts and notes receivable, net	$771,396	18.8%	$681,099	16.9%
Inventories	438,982	10.7%	360,427	9.0%
Trade accounts payable	(618,787)	(15.1)%	(502,967)	(12.5)%
Net Working Capital	$591,591	14.4%	$538,559	13.4%

Our net working capital as a percentage of net sales increased to 14.4% from 13.4%, primarily due to acquisitions and growth initiatives. Accounts receivable increased primarily due to acquisitions. Inventories increased primarily due to our new business initiatives and acquisitions. Accounts payable increased due to acquisitions as well as the improvement in our days payable outstanding. Excluding the effect of the Inver Group acquisition, our working capital as a percentage of net sales was 12.7%. Inver Group net working capital was $75,347 as of October 25, 2013.

During the 2013 period, we used cash flow from operations and $297,906 in net proceeds from bank borrowings and commercial paper to fund $378,141 in share repurchases, $219,912 in acquisitions and $116,749 in capital expenditures. We used cash on hand and $32,596 in proceeds from the sale of treasury stock to fund $81,189 in dividend payments.

See Notes 1 and 7 in Notes to Consolidated Financial Statements for more information related to our restricted cash which is restricted from withdrawal for contractual or legal reasons.

Debt and Capital Resources

The ratio of total debt to capital was 56.8% at October 25, 2013, compared to 48.5% at October 26, 2012. Average debt outstanding during 2013 was $1,338,557 at a weighted average interest rate of 4.84% versus $1,185,272 at 5.70% last year. Interest expense for 2013 was $64,758 compared to $67,604 in 2012.

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our multi-currency credit facilities, senior notes, industrial development bonds, employee benefit plans, non-cancelable operating leases with initial or remaining terms in excess of one year, capital expenditures, commodity purchase commitments, telecommunication commitments and marketing commitments. Some of our interest charges are variable and are assumed at current rates.

We maintain an unsecured revolving credit facility with a syndicate of banks. Subsequent to October 25, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018 to replace the previous $550,000 credit facility scheduled to expire December 31, 2014. In July 2013, we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014 and terminated a prior facility scheduled to expire in September 2013.

We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.

As of October 25, 2013 and October 26, 2012, our bank facilities consisted of the following:

	October 25, 2013
	Total Outstanding	Facility Size
December 2018 bank syndicate facility[1]	$322,483	$750,000
July 2014 bilateral facility	107,767	107,767
Total unsecured committed revolving credit	430,250	857,767
Uncommitted bank lines of credit	10,915	182,778
Total Bank Credit Facilities	$441,165	$1,040,545

	October 26, 2012
	Total Outstanding	Facility Size
December 2014 bank syndicate facility[1]	$91,984	$550,000
September 2013 bilateral facility	44,090	93,402
Total unsecured committed revolving credit	136,074	643,402
Uncommitted bank lines of credit	2,533	147,461
Total Bank Credit Facilities	$138,607	$790,863

[1]

Our bank syndicate facility includes $322,483 and $91,984 of commercial paper as of October 25, 2013 and October 26, 2012, respectively. We have a $350,000 commercial paper program backstopped by our $750,000 credit facility, as amended and restated.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 25, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We had unused lines of committed and uncommitted credit available from banks of $599,380.

Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance international acquisitions. Our investment policy on excess cash is to preserve principal. As of October 25, 2013, $191,290 of the $216,150 of cash (on the Consolidated Balance Sheets) was held by foreign subsidiaries.

We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.

We use derivative instruments with a number of counterparties principally to manage foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of October 25, 2013.

We paid common stock dividends of $81,189 or $0.92 per share in 2013, an increase of 15.0% per share over 2012 common stock dividends of $73,351 or $0.80 per share.

We have continuing authorization to purchase shares of our common stock for general corporate purposes. We repurchased 5,889,945 shares totaling $378,141 in 2013 compared to 5,708,300 shares totaling $272,537 in 2012 and 6,750,000 shares totaling $241,831 in 2011. At October 25, 2013 we had 9,724,555 shares remaining under our current repurchase authorization.

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

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. Our reserves are not discounted. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, we believe it is neither probable nor reasonably possible that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are in the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe it is neither probable nor reasonably possible that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Contractual Obligations

The following table summarizes our contractual obligations as of October 25, 2013 for the fiscal years ending in October:

	2014	2015	2016	2017	2018	2019 and thereafter	Total
Notes & Interest to Banks	$442,758	$239	$216	$216	$17,395	$7,682	$468,506
Senior Notes & Interest	55,275	203,363	47,625	193,087	38,550	768,194	1,306,094
Industrial Development Bonds & Interest	31	12,522	—	—	—	—	12,553
Medical Retiree/SERP/Pension	4,370	1,703	1,510	1,862	1,578	18,931	29,954
Operating Leases	35,359	27,139	21,941	15,068	9,541	43,453	152,501
Capital Expenditures	27,314	—	—	—	—	—	27,314
Commodity Purchase Commitments	10,264	70,148	76,592	—	—	—	157,004
Telecommunication Commitments	885	—	—	—	—	—	885
Marketing Commitments	10,840	51,840	12,035	12,237	5,340	5,340	97,632
Total Contractual Cash Obligations	$587,096	$366,954	$159,919	$222,470	$72,404	$843,600	$2,252,443

We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $15,363 as of October 25, 2013, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits see Note 12 in Notes to Consolidated Financial Statements.

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

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Fiscal Years
	2013	2012
Coatings Segment
Earnings before interest and taxes (EBIT)	$329,886	$356,428
Restructuring charges – cost of sales	11,718	1,070
Acquisition-related charges – cost of sales	513	—
Restructuring charges – operating expense	7,774	348
Acquisition-related charges – operating expense	1,729	—
Adjusted EBIT	$351,620	$357,846
Paints Segment
EBIT	$168,395	$159,598
Restructuring charges – cost of sales	9,781	10,589
Restructuring charges – operating expense	5,172	7,803
Adjusted EBIT	$183,348	$177,990
Other and Administrative
EBIT	$(9,728)	$(31,198)
Restructuring charges – cost of sales	417	4,540
Restructuring charges – operating expense	1,571	1,495
Adjusted EBIT	$(7,740)	$(25,163)
Consolidated
Gross profit	$1,358,058	$1,353,704
Restructuring charges – cost of sales	21,916	16,199
Acquisition-related charges – cost of sales	513	—
Adjusted gross profit	$1,380,487	$1,369,903
Operating expense	$865,634	$871,434
Restructuring charges – operating expense	(14,517)	(9,646)
Acquisition-related charges – operating expense	(1,729)	—
Adjusted operating expense	$849,388	$861,788
EBIT	$488,553	$484,828
Restructuring charges – total	36,433	25,845
Acquisition-related charges – total	2,242	—
Adjusted EBIT	$527,228	$510,673
Net income	$289,255	$292,497
After tax restructuring charges – total[1]	29,094	17,422
After tax acquisition-related charges – total[1]	2,083	—
Adjusted net income	$320,432	$309,919
Net income per common share – diluted	$3.20	$3.10
Restructuring charges – total	0.32	0.18
Acquisition-related charges – total	0.02	—
Adjusted net income per common share – diluted	$3.54	$3.28

1	The tax effect of restructuring and acquisition-related charges is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.

See Note 18 in Notes to Consolidated Financial Statements for further information on restructuring.

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

We believe the following areas are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements and that the judgments and estimates are reasonable:

Revenue Recognition

Other than extended furniture protection plans, revenue from sales is recognized at the time the product is delivered or title has passed, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as a reduction in revenue as the products are sold. In the U.S., we sell extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claim payments over the contract period, and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified.

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

Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We have determined that we have five separate reporting units.

Goodwill for each of our reporting units is reviewed for impairment at least annually using a two-step process, as we have chosen not to perform a qualitative assessment for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. We use the following four material assumptions in our fair value analysis: (a) discount rates; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

We review indefinite-lived intangible assets at least annually for impairment by calculating the fair value of the assets and comparing those fair values to the carrying value, as we have chosen not to perform a qualitative assessment for impairment. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

During the fourth quarters of 2013 and 2012, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified. There was no change to our reporting units in 2013 or 2012, other than our exit from the gelcoat products market in fiscal 2012.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood coatings and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of Other and Administrative. There is no goodwill remaining in the reporting units in which impairment was recorded. In addition, no impairment to the carrying values of the other reporting units was identified.

Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows. Assumptions used in our impairment evaluations, such as long-term sales growth rates, forecasted operating margins, market multiples and our discount rate, are based on the best available market information at the time of our analysis and are consistent with our internal forecasts and operating plans. Additionally, in assessing goodwill impairment we considered the implied control premium and concluded it was reasonable based on other recent market transactions. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

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

For reporting units that pass step 1, we perform a sensitivity analysis on the discount rate, long-term sales growth rate and forecasted operating margin assumptions. The discount rate could increase by more than 10% of the discount rate utilized, the long-term sales growth rate assumption could decline to a zero growth environment, or costs could remain at the current spending level with no cost savings realized in future periods and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value. In fiscal 2013, we have no reporting units that are at risk of failing step 1 of our goodwill or indefinite-lived intangible asset impairment tests as the fair values of the reporting units substantially exceed their respective carrying values. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.

The assumptions used in our impairment testing could be adversely affected by certain risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill and intangible assets, see Note 1 and 4 in Notes to Consolidated Financial Statements.

Pension and Post-Retirement Medical Obligations

We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. The amounts recognized in our financial statements are determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $3,066 in fiscal 2013. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 11 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

Income Taxes

At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to the projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2009 and 2010 in October 2012. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. While we do not expect any material adjustments in the next twelve months due to the pending audit activity or expiring statutes, we are unable to estimate a range of outcomes at this time.

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

These risks, uncertainties and other factors include, but are not limited to, deterioration in general economic conditions, both domestic and international, that may adversely affect our business; fluctuations in availability and prices of raw materials, including raw material shortages and other supply chain disruptions, and the inability to pass along or delays in passing along raw material cost increases to our customers; dependence of internal sales and earnings growth on business cycles affecting our customers and growth in the domestic and international coatings industry; market share loss to, and pricing or margin pressure from, larger competitors with greater financial resources; significant indebtedness that restricts the use of cash flow from operations for acquisitions and other investments; dependence on acquisitions for growth, and risks related to future acquisitions, including adverse changes in the results of acquired businesses, the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operations and achievement of profitable growth in developing markets, including Asia and Central and South America; loss of business with key customers; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; possible interruption, failure or compromise of the information systems we use to operate our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; unusual weather conditions adversely affecting sales; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; and civil unrest and the outbreak of war and other significant national and international events.

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

We are also subject to interest rate risk. At October 25, 2013, approximately 32.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 25, 2013 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO).

Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 25, 2013. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 25, 2013. That report is included herein.

Gary E. Hendrickson
Chairman and Chief Executive Officer

James L. Muehlbauer
Chief Financial and Administrative Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
The Valspar Corporation

We have audited The Valspar Corporation and subsidiaries’ internal control over financial reporting as of October 25, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Valspar Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 25, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Valspar Corporation as of October 25, 2013 and October 26, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 25, 2013, and our report dated December 20, 2013, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 20, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders
The Valspar Corporation

We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 25, 2013 and October 26, 2012, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 25, 2013. Our audits also included the financial statement schedule listed in Item 15 (a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 25, 2013 and October 26, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 25, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 25, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated December 20, 2013, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 20, 2013

Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 25, 2013	October 26, 2012
Assets
Current Assets	Cash and cash equivalents	$216,150	$253,327
	Restricted cash	3,550	19,907
	Accounts and notes receivable less allowance (2013 – $16,939; 2012 – $13,223)	771,396	681,099
	Inventories	438,982	360,427
	Deferred income taxes	41,855	42,083
	Prepaid expenses and other	108,357	92,334
	Total Current Assets	1,580,290	1,449,177
Goodwill		1,144,670	1,056,669
Intangibles, net		608,990	550,106
Other Assets		48,810	14,738
Long-Term Deferred Income Taxes		9,274	5,178
Property, Plant and Equipment
	Land	83,930	81,878
	Buildings	460,312	402,914
	Machinery and equipment	1,086,399	928,642
	Property, plant and equipment, gross	1,630,641	1,413,434
	Less accumulated depreciation	(997,166)	(862,466)
	Property, Plant and Equipment, net	633,475	550,968
	Total Assets	$4,025,509	$3,626,836
Liabilities and Stockholders’ Equity
Current Liabilities	Short-term debt	$441,165	$94,441
	Current portion of long-term debt	—	44,090
	Trade accounts payable	618,787	502,967
	Income taxes	4,748	4,612
	Other accrued liabilities	415,873	380,662
	Total Current Liabilities	1,480,573	1,026,772
	Long-Term Debt, Net of Current Portion	1,037,392	1,012,578
	Deferred Income Taxes	242,387	216,314
	Other Long-Term Liabilities	142,607	147,649
	Total Liabilities	2,902,959	2,403,313
Stockholders’ Equity
	Common stock (par value $0.50; Authorized – 250,000,000 shares; shares issued, including shares in treasury – 2013: 118,442,624; 2012: 118,442,624)	59,220	59,220
	Additional paid-in capital	444,609	421,281
	Retained earnings	1,648,980	1,440,896
	Accumulated other comprehensive income (loss)	53,419	50,272
	Less cost of common stock in treasury (2013 – 32,648,667; 2012 – 28,276,819)	(1,083,678)	(748,146)
	Total Stockholders’ Equity	1,122,550	1,223,523
	Total Liabilities and Stockholders’ Equity	$4,025,509	$3,626,836

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

For the Year Ended	October 25, 2013 (52 weeks)	October 26, 2012 (52 weeks)	October 28, 2011 (52 weeks)
Net Sales	$4,103,776	$4,020,851	$3,952,954
Cost of Sales	2,723,289	2,650,948	2,684,167
Restructuring Charges – cost of sales	21,916	16,199	25,563
Acquisition-Related Charges – cost of sales	513	—	11,416
Gross Profit	1,358,058	1,353,704	1,231,808
Research and Development	121,563	116,866	114,554
Selling, General and Administrative	727,825	744,922	736,871
Restructuring Charges	14,517	9,646	8,876
Acquisition-Related Charges	1,729	—	1,859
Operating Expenses	865,634	871,434	862,160
Impairment of Goodwill and Intangible Assets[1]	—	—	409,714
Income (Loss) from Operations	492,424	482,270	(40,066)
Interest Expense	64,758	67,604	61,511
Other (Income) Expense – net	3,871	(2,558)	1,577
Income (Loss) before Income Taxes	423,795	417,224	(103,154)
Income Taxes	134,540	124,727	35,447
Net Income (Loss)	$289,255	$292,497	$(138,601)
Net Income (Loss) Per Common Share – Basic	$3.29	$3.20	$(1.47)
Net Income (Loss) Per Common Share – Diluted	$3.20	$3.10	$(1.47)

1         For more information on the Impairment of Goodwill and Intangible Assets see Note 1 in Notes to Consolidated Financial Statements.

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in thousands)

For the Year Ended	October 25, 2013 (52 weeks)	October 26, 2012 (52 weeks)	October 28, 2011 (52 weeks)
Net Income (Loss)	$289,255	$292,497	$(138,601)
Other Comprehensive Income (Loss):
Foreign Currency Translation	(26,007)	6,819	(7,175)
Change in Benefit Obligations	45,496	(19,615)	(9,540)
Change in Financial Instruments	1,118	(7,074)	(20,815)
Income Tax Benefit (Expense)	(17,460)	7,363	12,222
Other Comprehensive Income (Loss)	3,147	(12,507)	(25,308)
Comprehensive Income (Loss)	$292,402	$279,990	$(163,909)

See Notes to Consolidated Financial Statements

Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 29, 2010	$59,220	$383,167	$1,428,515	$(328,624)	$88,087	$1,630,365
Net Income (Loss)	—	—	(138,601)	—	—	(138,601)
Other Comprehensive Income (Loss)	—	—	—	—	(25,308)	(25,308)
Restricted Stock Granted for 225,691 Shares, net of forfeitures	—	4,223	—	4,054	—	8,277
Director Stock Granted for 21,258 Shares	—	—	—	452	—	452
Common Stock Options Exercised of 2,122,962 Shares	—	13,487	—	36,957	—	50,444
Purchase of Shares of Common Stock for Treasury of 6,750,000 Shares	—	—	—	(241,831)	—	(241,831)
Cash Dividends on Common Stock – $0.72 per Share	—	—	(68,164)	—	—	(68,164)
Stock Option Expense	—	8,370	—	—	—	8,370
Purchase of equity award shares	—	(11,454)	—	—	—	(11,454)
Balance, October 28, 2011	$59,220	$397,793	$1,221,750	$(528,992)	$62,779	$1,212,550
Net Income (Loss)	—	—	292,497	—	—	292,497
Other Comprehensive Income (Loss)	—	—	—	—	(12,507)	(12,507)
Restricted Stock Granted for 77,622 Shares, net of forfeitures	—	1,588	—	1,707	—	3,295
Director Stock Granted for 11,847 Shares	—	—	—	309	—	309
Common Stock Options Exercised of 2,315,413 Shares	—	18,068	—	51,367	—	69,435
Purchase of Shares of Common Stock for Treasury of 5,708,300 Shares	—	—	—	(272,537)	—	(272,537)
Cash Dividends on Common Stock – $0.80 per Share	—	—	(73,351)	—	—	(73,351)
Stock Option Expense	—	7,801	—	—	—	7,801
Purchase of equity award shares	—	(3,969)	—	—	—	(3,969)
Balance, October 26, 2012	$59,220	$421,281	$1,440,896	$(748,146)	$50,272	$1,223,523
Net Income (Loss)	—	—	289,255	—	—	289,255
Other Comprehensive Income (Loss)	—	—	—	—	3,147	3,147
Restricted Stock Granted for 64,883 Shares, net of forfeitures	—	2,456	—	1,889	—	4,345
Director Stock Granted for 12,958 Shares	—	—	—	424	—	424
Common Stock Options Exercised of 1,500,661 Shares	—	13,746	—	40,296	—	54,042
Purchase of Shares of Common Stock for Treasury of 5,889,945 Shares	—	—	—	(378,141)	—	(378,141)
Cash Dividends on Common Stock –$0.92 per Share (net of forfeited restricted stock dividends of $18)	—	—	(81,171)	—	—	(81,171)
Stock Option Expense	—	7,189	—	—	—	7,189
Purchase of equity award shares	—	(63)	—	—	—	(63)
Balance, October 25, 2013	$59,220	$444,609	$1,648,980	$(1,083,678)	$53,419	$1,122,550

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in thousands)

For the Year Ended	October 25, 2013 (52 weeks)	October 26, 2012 (52 weeks)	October 28, 2011 (52 weeks)
Operating Activities:
Net income (loss)	$289,255	$292,497	$(138,601)
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	81,122	87,151	90,109
Amortization	7,037	6,553	7,638
Stock-based compensation	20,807	14,352	9,783
Deferred income taxes	(12,740)	12,321	(35,906)
Impairment of Goodwill and Intangible Assets	—	—	409,714
(Gain)/loss on disposal of assets	(376)	(1,311)	(420)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(18,770)	(10,883)	(32,038)
(Increase)/decrease in inventories and other assets	(64,025)	(35,678)	30,667
Increase/(decrease) in trade accounts payable and other accrued liabilities	112,942	55,785	2,641
Increase/(decrease) in income taxes payable	(29,516)	(32,002)	(23,979)
Increase/(decrease) in other deferred liabilities	6,299	(18,011)	(31,925)
Settlement of Treasury Lock Contracts	—	(27,875)	—
Other	6,469	5,969	3,491
Net Cash (Used In)/Provided By Operating Activities	398,504	348,868	291,174
Investing Activities:
Purchases of property, plant and equipment	(116,749)	(89,363)	(66,469)
Acquisition of businesses, net of cash acquired	(219,912)	—	(30,579)
Cash proceeds on disposal of assets	6,344	6,205	3,649
(Increase)/decrease in restricted cash	16,357	471	(3,589)
Net Cash (Used In)/Provided By Investing Activities	(313,960)	(82,687)	(96,988)
Financing Activities:
Net proceeds from issuance of debt	—	396,816	—
Payment on retirement of debt	—	(200,000)	—
Net change in other borrowings	67,407	(46,582)	(53,408)
Net proceeds (repayments) of commercial paper	230,499	(61,971)	153,955
Proceeds from sale of treasury stock	32,596	49,989	41,087
Treasury stock purchases	(378,141)	(272,537)	(241,831)
Excess tax benefit from stock-based compensation	20,789	17,093	7,239
Dividends paid	(81,189)	(73,351)	(68,164)
Purchase of equity award shares	—	(7,614)	(11,454)
Net Cash (Used In)/Provided By Financing Activities	(108,039)	(198,157)	(172,576)
Increase/(Decrease) in Cash and Cash Equivalents	(23,495)	68,024	21,610
Effect of exchange rate changes on Cash and Cash Equivalents	(13,682)	7,136	(11,064)
Cash and Cash Equivalents at Beginning of Period	253,327	178,167	167,621
Cash and Cash Equivalents at End of Period	$216,150	$253,327	$178,167

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2013, 2012 and 2011
(Dollars in thousands, except per share amounts)

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Valspar Corporation has a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2013, 2012 and 2011 all include 52 weeks.

Principles of Consolidation: The consolidated financial statements include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in which we have a 20-50% interest and where we do not have management control and are not the primary beneficiary are accounted for using the equity method. In order to facilitate our year-end closing process, foreign subsidiaries’ financial results are included in our consolidated financial statements on a one-month lag.

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

Revenue Recognition: Other than extended furniture protection plans, revenue from sales is recognized at the time the product is delivered or title has passed, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers are recognized as a reduction in revenue as the products are sold. In the U.S. we sell extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claims payments over the contract period and revenue is recognized over the contract period based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. Revenues exclude sales taxes collected from our customers.

Allowance for Doubtful Accounts: We estimate the allowance for doubtful accounts by analyzing accounts receivable by age and specific collection risk. Accounts are written off sooner in the event of bankruptcy or other circumstances that make further collection unlikely. When it is deemed probable that a customer account is uncollectible, that balance is written off against the existing allowance.

Cash Equivalents: We consider all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.

Restricted Cash: Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

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

Impairment of Long-Lived Tangible and Intangible Assets with Finite Lives: We evaluate long-lived assets, including tangible and intangible assets with finite lives, for indicators of impairment. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. When reviewing for impairment, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally by discounting expected future cash flows. Intangibles with finite lives (patents and customer lists) are amortized using the straight-line method over the estimated useful lives.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets primarily consist of purchased technology, trademarks and trade names.

Evaluating goodwill for impairment involves the determination of the fair value of our reporting units in which we have recorded goodwill. A reporting unit is a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We have determined that we have five separate reporting units.

Goodwill for each of our reporting units is reviewed for impairment at least annually using a two-step process as we have chosen not to perform a qualitative assessment for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. We use the following four material assumptions in our fair value analysis: (a) discount rates; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.

We review indefinite-lived intangible assets at least annually for impairment by calculating the fair value of the assets and comparing those fair values to the carrying value, as we have chosen not to perform a qualitative assessment for impairment. In assessing fair value, we generally utilize a relief from royalty method. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

During the fourth quarters of 2013 and 2012, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified. There was no change to our reporting units in 2013 or 2012, other than our exit from the gelcoat products market in fiscal 2012.

In the fourth quarter of 2011, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews. During the goodwill review, the carrying value for the wood coatings and gelcoat reporting units exceeded the fair value, requiring a step 2 valuation using an income approach (Level 3 measurement in the fair value hierarchy). As a result, we recorded a pre-tax impairment loss of $409,714 in the fourth quarter of 2011. This represents impairment of goodwill and intangible assets in our wood coatings reporting unit, part of our Coatings segment, and in our gelcoat reporting unit, part of Other and Administrative. There is no goodwill remaining in the reporting units in which impairment was recorded. In addition, no impairment to the carrying values of the other reporting units was identified.

In performing the 2011 impairment analysis, we reconsidered the appropriate reporting units as a result of: (i) the long-term financial outlook determined as part of our strategic planning process which occurs in the fourth quarter; (ii) the current volatility in the markets in which we compete; and (iii) a change in our Chief Operating Decision Maker (CODM). We enhanced our goodwill impairment model from prior years to incorporate additional market participant assumptions and market comparables at a reporting unit level. We also used an outside provider to assist us in developing our model. The expected trends for the U.S. housing market are a key input for our internal forecast, which serves as the basis for our strategic plan process. While in previous years we had expected the U.S. housing market to return to more normal levels during our planning horizon, in fiscal year 2011 we concluded that this would not occur. As a result, the long-term financial outlook for the wood coatings and gelcoat product lines diverged from that of our other product lines and no longer met the criteria for aggregation within our historical reporting units. The resulting impairment charge also reflected our view of anticipated risks based on our expectations of market and general economic conditions.

See Note 4 for more details on the results of our annual goodwill and indefinite-lived intangible asset impairment reviews.

Stock-Based Compensation: Our stock-based employee compensation plans are comprised primarily of stock options, but also include cash-settled restricted stock units and restricted stock. Options generally have a contractual term of 10 years, vest ratably over three to five years for employees and immediately upon grant for non-employee directors. Restricted shares and cash-settled restricted stock units vest after three to five years. We account for our stock-based compensation using a fair value method. Share awards are issued from common stock in treasury. See Note 10 for additional information.

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

We accrue appropriate reserves for potential environmental liabilities, which are continually reviewed and adjusted as additional information becomes available. Our reserves are not discounted. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, we believe it is neither probable nor reasonably possible that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are not out of the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe it is neither probable nor reasonably possible that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Advertising Costs: Advertising costs are expensed as incurred and totaled $87,498 (2.1% of net sales), $88,934 (2.2% of net sales) and $90,769 (2.3% of net sales) in 2013, 2012 and 2011, respectively.

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

Financial Instruments: All financial instruments are held for purposes other than trading. See Note 8 for additional information.

Research and Development: Research and development is expensed as incurred.

Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2013 presentation. Such reclassifications had no effect on net income (loss), cash flows or stockholders’ equity as previously reported.

NOTE 2 – ACQUISITIONS

On August 1, 2013 we purchased all the outstanding shares of Inver Holding S.r.l. (Inver Group), for total consideration of approximately $210,000, including the assumption of Inver Group’s existing debt. Inver Group is an Italian-based industrial coatings company serving customers in Italy, France, the UK, Germany and other countries. The acquisition strengthens our presence in the large European industrial coatings market and broadens our range of technologies for the general industrial product line. Inver Group had net sales of approximately $200,000 in 2012. The acquisition was recorded in our Coatings segment in the fourth quarter of fiscal year 2013 at preliminary fair values and an allocation of the purchase price has been completed, with the exception of certain tax items. The assets and operating results have been included in our financial statements from the date of acquisition.

On December 28, 2012, we purchased Ace Hardware Corporation’s paint manufacturing business, including two manufacturing facilities near Chicago, IL for approximately $34,811 in cash. We manufacture and supply paint to Ace Hardware Corporation for sale at Ace retail locations. The acquisition was recorded in our Paints segment at fair value and an allocation of the purchase price has been completed. The assets and operating results have been included in our financial statements from the date of acquisition.

In February 2011, we acquired Isocoat Tintas e Vernizes Ltda. (Isocoat), a Brazilian powder coatings business serving customers in Brazil, Argentina and Colombia. The acquisition strengthened our manufacturing, marketing and distribution in a growing region. Isocoat had 2010 sales of approximately $35,000. The acquisition was recorded in our Coatings segment at fair value and an allocation of the purchase price has been completed. Accordingly, the net assets and operating results are included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions noted above have not been presented, as they were immaterial to the reported results on an individual and combined basis.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	2013	2012
Manufactured products	$267,680	$215,790
Raw materials, supplies and work-in-progress	171,302	144,637
Total Inventories	$438,982	$360,427

The amounts above include inventories stated at cost determined by the last-in, first-out (LIFO) method. Total LIFO inventories were $187,781 at October 25, 2013 and $144,693 at October 26, 2012, approximately $86,337 and $88,342 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the fiscal years ended October 25, 2013 and October 26, 2012 are as follows:

	Coatings	Paints	Other	Total
Balance, October 28, 2011	$789,306	$244,438	$24,262	$1,058,006
Currency translation gain (loss)	(4,918)	905	2,676	(1,337)
Balance, October 26, 2012	$784,388	$245,343	$26,938	$1,056,669
Goodwill acquired	73,507	17,557	—	91,064
Currency translation gain (loss)	(5,860)	3,217	(420)	(3,063)
Balance, October 25, 2013	$852,035	$266,117	$26,518	$1,144,670

Information regarding our other intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Balance, October 25, 2013
Customer lists	20 to 40 years	$285,104	$(60,925)	$224,179
Technology	Indefinite	177,877	—	177,877
Trademarks	Indefinite	204,117	—	204,117
Other	10 to 40 years	14,638	(11,821)	2,817
Total		$681,736	$(72,746)	$608,990
Balance, October 26, 2012
Customer lists	20 to 40 years	$253,349	$(54,047)	$199,302
Technology	Indefinite	169,690	—	169,690
Trademarks	Indefinite	178,070	—	178,070
Other	10 to 40 years	14,706	(11,662)	3,044
Total		$615,815	$(65,709)	$550,106

The increase in total intangible assets during fiscal year 2013 is due to customer lists, trademarks and acquired technology recognized in the Inver Group acquisition valued at $29,181, $22,416 and $6,367, respectively. The acquired customer lists are being amortized over 20 years from the date of acquisition.

During the fourth quarter of 2013 and 2012, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified.

Amortization lives are based on management’s estimates. Amortization lives for intangible assets range from 10 to 40 years. The remaining life averages for assets included in the customer lists and other categories were 28 years and 37 years, respectively.

Total intangible asset amortization expense was $7,037, $6,553, and $7,638 in 2013, 2012, and 2011, respectively. Estimated amortization expense for each of the five succeeding fiscal years is approximately $9,000 annually.

NOTE 5 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES

Other accrued liabilities include the following:

	2013	2012
Employee compensation	$122,111	$124,617
Customer volume rebates and incentives	80,024	66,194
Uninsured loss reserves and deferred revenue	63,254	72,533
Taxes, insurance, professional fees and services	53,209	37,950
Restructuring	26,949	6,924
Interest	19,244	19,145
Contribution to employees’ retirement trusts	16,281	18,624
Advertising and promotions	13,361	16,038
Deferred tax liability	2,961	1,460
Derivative liability	885	—
Other	17,594	17,177
Total Other Accrued Liabilities	$415,873	$380,662

NOTE 6 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

Furniture Protection Plans and Warranties: In the U.S., we sell extended furniture protection plans and offer warranties for certain products. Revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified.

We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses can be estimated. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts differ from the amounts estimated as of the date of the financial statements, gross margin would be affected in future periods when we revise our estimates.

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

Balance, October 29, 2010	$74,907
Additional net deferred revenue/warranty accrual made during the period	12,381
Warranty payments made during the period	(13,609)
Balance, October 28, 2011	$73,679
Additional net deferred revenue/warranty accrual made during the period	17,596
Warranty payments made during the period	(11,003)
Balance, October 26, 2012	$80,272
Amount acquired through acquisitions	260
Additional net deferred revenue/warranty accrual made during the period	7,436
Warranty payments made during the period	(9,150)
Balance, October 25, 2013	$78,818

Contractual Purchase Commitments: Valspar is obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. The majority of Valspar’s unconditional purchase obligations relate to the supply of raw materials with a five year term. The contracts require the purchase of minimum quantities of raw materials, at current market prices. We have estimated our payment obligations under existing contracts using current market prices. Payments for contracts with remaining terms in excess of one year are summarized below:

Maturities
2014	$10,264
2015	70,148
2016	76,592
2017	—
2018	—
Thereafter	—
Total	$157,004

Total payments relating to unconditional purchase obligations were approximately $50.9 million in 2013, $48.7 million in 2012 and $48.4 million in 2011.

NOTE 7 – FAIR VALUE MEASUREMENT

We measure certain assets and liabilities at fair value or disclose the fair value of certain assets and liabilities recorded at cost in the Consolidated Financial Statements on both a recurring and non-recurring basis. Fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. Transfers of instruments between levels are recorded based on end of period values. There were no transfers between levels for all periods presented. The three levels are defined as follows:

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

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at October 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$69,671	$69,671	$—	$—
Restricted cash[1]	3,550	3,550	—	—
Total assets	$73,221	$73,221	$—	$—
Liabilities
Foreign currency contracts[2]	$145	$—	$145	$—
Total liabilities	$145	$—	$145	$—

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$122,273	$122,273	$—	$—
Restricted cash[1]	19,907	19,907	—	—
Foreign currency contracts[2]	16	—	16	—
Total assets	$142,196	$142,180	$16	$—

[1]	Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

[2]

Foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position in the Consolidated Balance Sheets. The fair value was estimated using observable market data for similar financial instruments. See Note 8 for additional information on derivative financial instruments.

The following tables provide information regarding the estimated fair value of our outstanding debt which is recorded at carrying value in the Consolidated Balance Sheets:

	Fair Value at October 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,097,309	$1,097,309	$—	$—
Non-publicly traded debt	478,557	—	478,557	—
Total Debt	$1,575,866	$1,097,309	$478,557	$—

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,141,105	$1,141,105	$—	$—
Non-publicly traded debt	150,575	—	150,575	—
Total Debt	$1,291,680	$1,141,105	$150,575	$—

[3]

Debt is recorded at carrying value of $1,478,557 and $1,151,109 on the Consolidated Balance Sheets as of October 25, 2013 and October 26, 2012, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.

Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of an acquisition. See Note 2 for further information on our acquisitions.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of October 25, 2013.

At October 25, 2013, we had $29,505 notional amount of foreign currency contracts that mature during fiscal year 2014. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Consolidated Statements of Operations when the underlying hedged item is realized. At October 26, 2012, we had $9,198 notional amount of foreign currency contracts maturing in fiscal year 2013. There was no material ineffectiveness for these hedges during 2013 or 2012.

At October 25, 2013 and October 26, 2012, we had no interest rate hedges in place. During the first quarter of 2012, we settled $200,000 notional amount of treasury lock contracts as a result of issuing $400,000 of Senior Notes, yielding a pretax loss of $27,875. This loss was recognized net of tax, in accumulated other comprehensive income (loss) in the first quarter of fiscal year 2012. The accumulated other comprehensive loss amount in our Consolidated Balance Sheets as of October 25, 2013 and October 26, 2012 represent the unamortized gains and losses, net of tax, from our settled contracts. Unamortized gains and losses are reclassified ratably to interest expense in our Consolidated Statements of Operations over the term of the related debt. There was no material ineffectiveness related to these hedges for the 2013 and 2012 fiscal periods.

Our derivative assets and liabilities subject to fair value measurement (see Note 7) include the following:

	Fair Value at October 25, 2013	Fair Value at October 26, 2012
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$16
Total Assets	$—	$16
Liabilities
Accrued liabilities other:
Foreign currency contracts	$145	$—
Total Liabilities	$145	$—

Derivative gains (losses) recognized in AOCI1 and on the Consolidated Statements of Operations for fiscal year ended October 25, 2013 and October 26, 2012, respectively, are as follows:

For the Year Ended October 25, 2013	Amount of Gain (Loss) Recognized in AOCI[1]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(160)	Other income (expense), net	$135
Treasury lock contracts	1,278	Interest expense	(1,278)
Total derivatives designated as cash flow hedges	$1,118	Total	$(1,143)

For the Year Ended October 26, 2012	Amount of Gain (Loss) Recognized in AOCI[1]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$12	Other income (expense), net	$434
Treasury lock contracts	(7,086)	Interest expense	(784)
Total derivatives designated as cash flow hedges	$(7,074)	Total	$(350)

[1]

Accumulated other comprehensive income (loss) (AOCI) is included on the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the full year derivative activity.

NOTE 9 – DEBT

Our debt consists of the following:

	2013	2012
Notes to banks (weighted average interest rate of 2.03% at October 25, 2013 and 9.52% at October 26, 2012)	$118,682	$2,457
Commercial Paper (0.31% – 0.43% at October 25, 2013 and 0.43% – 0.44% at October 26, 2012)	322,483	91,984
Total Short-term Debt	441,165	94,441
Notes to banks (4.34% – 5.20% at October 26, 2012)	—	44,090
Total Current Portion of Long-term Debt	—	44,090
Notes to banks (weighted average interest rate 0.89% at October 25, 2013 and 4.49% at October 26, 2012)	24,890	76
Senior notes (at fixed rates)
Due 2015 at 5.10%	150,000	150,000
Due 2017 at 6.05%	150,000	150,000
Due 2019 at 7.25%	300,000	300,000
Due 2022 at 4.20%	400,000	400,000
Industrial development bonds (0.25% at October 25, 2013 and 0.36% at October 26, 2012 payable in 2015)	12,502	12,502
Total Long-term Debt	1,037,392	1,012,578
Total Debt	$1,478,557	$1,151,109

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

We maintain an unsecured revolving credit facility with a syndicate of banks. Subsequent to October 25, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018 to replace the previous $550,000 credit facility scheduled to expire December 31, 2014. In July 2013 we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014, and terminated a prior facility scheduled to expire in September 2013.

We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 11.63% in 2013, 9.52% in 2012 and 6.59% in 2011.

As of October 25, 2013 and October 26, 2012, our bank facilities consisted of the following:

	October 25, 2013
	Total Outstanding	Facility Size
December 2018 bank syndicate facility[1]	$322,483	$750,000
July 2014 bilateral facility	107,767	107,767
Total unsecured committed revolving credit	430,250	857,767
Uncommitted bank lines of credit	10,915	182,778
Total Bank Credit Facilities	$441,165	$1,040,545

	October 26, 2012
	Total Outstanding	Facility Size
December 2014 bank syndicate facility[1]	$91,984	$550,000
September 2013 bilateral facility	44,090	93,402
Total unsecured committed revolving credit	136,074	643,402
Uncommitted bank lines of credit	2,533	147,461
Total Bank Credit Facilities	$138,607	$790,863

[1]

Our bank syndicate facility includes $322,483 and $91,984 of commercial paper as of October 25, 2013 and October 26, 2012, respectively. We have a $350,000 commercial paper program backstopped by our $750,000 credit facility, as amended and restated.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 25, 2013. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

The future maturities of long-term debt are as follows:

Maturities
2014	$—
2015	162,524
2016	—
2017	150,000
2018	23,072
Thereafter	701,796

Interest paid during 2013, 2012, and 2011 was $66,451, $68,714, and $62,095, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

We issue stock-based compensation through our 2009 Omnibus Equity Plan (Omnibus Plan), which permits the issuance of stock options, restricted stock, stock awards, and restricted stock units which can be granted to officers, employees, non-employee directors and consultants. Restricted stock grants awarded through the Omnibus Plan reduce the pool of reserved shares at a multiple of 2.53 times the actual number of shares awarded. Stock options awarded through the Omnibus Plan reduce the reserved shares pool at a rate equal to the number of options granted. Cash-settled restricted stock units do not impact the reserved shares pool. Restricted shares vest after three to five years. Options generally have a contractual term of 10 years, vest ratably over three to five years for employees and vest immediately upon grant for non-employee directors. Stock awards are issued and outstanding upon date awarded. The table below summarizes the stock option and restricted stock activity for the three years ended October 25, 2013. The table below presents the shares reserved for options and awards, which includes predecessor plans and the Omnibus Plan.

	Shares Reserved	Shares Outstanding
Balance, October 29, 2010	4,991,940	10,890,660
Granted – restricted stock	(609,159)	240,774
Granted – stock options	(752,500)	752,500
Issued – stock awards	(53,783)	—
Vested – restricted stock	—	(149,379)
Exercised – stock options	—	(2,122,962)
Forfeited – restricted stock	32,087	(15,083)
Canceled – stock options	76,507	(76,507)
Balance, October 28, 2011	3,685,092	9,520,003
Granted – restricted stock	(196,943)	77,843
Granted – stock options	(516,058)	516,058
Issued – stock awards	(29,973)	—
Vested – restricted stock	—	(214,130)
Exercised – stock options	—	(2,315,413)
Forfeited – restricted stock	559	(221)
Canceled – stock options	9,663	(9,663)
Balance, October 26, 2012	2,952,340	7,574,477
Granted – restricted stock	(191,840)	75,826
Granted – stock options	(463,900)	463,900
Issued – stock awards	(32,783)	—
Vested – restricted stock	—	(182,659)
Exercised – stock options	—	(1,500,661)
Forfeited – restricted stock	27,686	(10,943)
Canceled – stock options	200	(200)
Balance, October 25, 2013	2,291,703	6,419,740

Stock Options: Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $7,189, $7,801, and $8,370 in fiscal year 2013, 2012, and 2011, respectively. Awards to retirement-eligible employees are expensed at the grant date.

As of October 25, 2013, there was $7,012 of total unrecognized pre-tax compensation cost related to non-vested awards that are expected to be recognized over a weighted-average period of 2.4 years.

Stock option activity for the three years ended October 25, 2013 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance, October 29, 2010	10,355,765	$23.52	6.0 years	$88,858
Granted	752,500	32.42
Exercised	(2,122,962)	20.94		30,676
Canceled	(76,507)	24.15
Balance, October 28, 2011	8,908,796	$24.88	6.0 years	$97,560
Granted	516,058	55.64
Exercised	(2,315,413)	23.01		57,466
Canceled	(9,663)	26.37
Balance, October 26, 2012	7,099,778	$27.73	6.1 years	$194,442
Granted	463,900	64.36
Exercised	(1,500,661)	24.32		61,042
Canceled	(200)	17.50
Balance, October 25, 2013	6,062,817	$31.37	5.9 years	$235,887
Exercisable	5,068,438	26.81	5.3 years	220,331

Options exercisable of 5,823,529 at October 26, 2012 and 7,132,818 at October 28, 2011 had weighted-average exercise prices of $24.87 and $23.62, respectively.

The total intrinsic value at October 25, 2013 is based on our closing stock price on the last trading day of the year for in-the-money options. The exercise prices of the options granted during these periods are equal to the market price of the underlying stock on the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table sets forth the weighted-average fair values and assumptions on which the fair values are determined:

	2013	2012	2011
Expected dividend yield	1.4%	1.5%	2.2%
Expected stock price volatility	30.0%	29.0%	28.9%
Risk-free interest rate	2.0%	1.2%	1.7%
Expected life of options	7.4 years	7.4 years	7.4 years
Weighted average fair value on the date of grant	$19.12	$15.10	$8.06

Restricted Stock and Cash-Settled Restricted Stock Units: We grant restricted stock to certain employees through our Omnibus Plan. As of October 25, 2013, there was $2,292 of total unrecognized pre-tax compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.8 years. Stock-based compensation expense included in our Consolidated Statements of Operations for restricted stock was $1,998 and $8,488 in fiscal year 2013 and 2012, respectively.

In fiscal year 2013 and 2012, we granted cash-settled restricted stock units to certain employees through our Omnibus Plan. Since the compensation expense is payable in cash, these restricted stock units are classified as liabilities within other long-term liabilities and are marked-to-market each period. These awards do not impact the shares reserved under the Omnibus Plan. As of October 25, 2013, there was $12,318 of total unrecognized pre-tax compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years. Stock-based compensation expense included in our Consolidated Statements of Operations for these restricted stock units was $13,618 and $6,551 in fiscal year 2013 and 2012, respectively.

The following table sets forth a reconciliation of restricted shares (equity classified) and cash-settled restricted stock units (liability classified) for the three years ended October 25, 2013:

	Equity Classified			Liability Classified
	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 29, 2010	534,895	$25.01	$17,170	—	$—	$—
Granted	240,774	34.34	8,268	221,066	36.21	8,005
Vested	(149,379)	24.30	5,420	(1,459)	34.27	56
Forfeited	(15,083)	27.32	(412)	(8,141)	34.27	(279)
Balance, October 28, 2011	611,207	$28.80	$21,900	211,466	$36.30	$7,577
Granted	77,843	40.03	3,116	243,753	41.52	10,119
Vested	(214,130)	26.08	8,033	(3,685)	37.30	169
Forfeited	(221)	27.59	(6)	(6,281)	35.97	(226)
Balance, October 26, 2012	474,699	$31.87	$26,089	445,253	$39.15	$24,471
Granted	75,826	63.32	4,801	190,609	63.72	12,145
Vested	(182,659)	29.35	11,727	(15,219)	51.49	942
Forfeited	(10,943)	41.62	(455)	(22,120)	46.03	(1,018)
Balance, October 25, 2013	356,923	$39.54	$25,085	598,523	$46.41	$42,064

NOTE 11 – PENSIONS AND OTHER POST-RETIREMENT BENEFITS

Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. U.S. employees who are not eligible for the Savings and Retirement Plan have the option to participate in a separate 401(k) Employee Stock Ownership Plan. We match employee contributions made by participants in that plan up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a discretionary year-end matching contribution that can range from 0-3%. Employer contributions to the Plans totaled $25,609, $27,629, and $31,060 for 2013, 2012, and 2011, respectively.

Executive Retirement Plans: We have Supplemental Executive Retirement Plans (SERPs) to provide retirement, death and disability benefits to a limited number of former employees. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.

Pension and Post-Retirement Medical Plans: We sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2013, we made contributions of approximately $3,490 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 31, 2014, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $4,370.

The cost of pension and post-retirement medical benefits recognized in the Consolidated Statement of Operations is as follows:

	Pension
	2013	2012	2011
Service cost	$4,846	$4,185	$4,496
Interest cost	13,203	14,077	14,691
Expected return on plan assets	(19,699)	(19,379)	(17,625)
Amortization of prior service cost	448	435	397
Recognized actuarial loss	9,577	6,865	6,055
Settlement gain	(110)	(35)	(16)
Curtailment	—	—	—
Net Periodic Benefit Cost	$8,265	$6,148	$7,998

	Post-Retirement Medical
	2013	2012	2011
Service cost	$238	$124	$188
Interest cost	360	448	510
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(128)	(128)	(128)
Recognized actuarial loss	469	471	304
Net Periodic Benefit Cost	$939	$915	$874

The plans’ funded status is shown below, along with a description of how the status changed during the past two years. The benefit obligation is the projected benefit obligation—the actuarial present value, as of a date, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date.

	Pension		Post-Retirement Medical
Change in Benefit Obligation	2013	2012	2013	2012
Benefit obligation beginning of year	$327,859	$278,152	$9,544	$9,467
Service cost	4,846	4,185	238	124
Interest cost	13,203	14,077	360	448
Plan participants’ contributions	677	735	—	—
Plan amendments	470	223	—	—
Actuarial loss/(gain)	(17,004)	43,055	(757)	816
Benefits paid	(14,815)	(14,385)	(836)	(1,311)
Expenses paid from assets	(143)	(290)	—	—
Currency impact	440	1,226	—	—
Acquisition	4,437	—	—	—
Curtailments	(3,873)	—	—	—
Other	—	881	—	—
Benefit Obligation at End of Year	$316,097	$327,859	$8,549	$9,544

	Pension		Post-Retirement Medical
Change in Plan Assets	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$279,238	$237,658	$—	$—
Actual return on plan assets	34,227	36,543	—	—
Employer contributions	3,490	16,095	836	1,311
Plan participants’ contributions	677	735	—	—
Benefit payments	(14,815)	(14,385)	(836)	(1,311)
Expenses paid from assets	(143)	(290)	—	—
Currency impact	(742)	2,001	—	—
Other	—	881	—	—
Fair Value of Assets at End of Year	$301,932	$279,238	$—	$—

	Pension		Post-Retirement Medical
Funded Status	2013	2012	2013	2012
Projected benefit obligation	$(316,097)	$(327,859)	$(8,549)	$(9,544)
Plan assets at fair value	301,932	279,238	—	—
Net Funded Status – Over / (Under)	$(14,165)	$(48,621)	$(8,549)	$(9,544)
Funded status – overfunded plans	$14,572	$686	$—	$—
Funded status – underfunded plans	(28,737)	(49,307)	(8,549)	(9,544)

	Pension		Post-Retirement Medical
Amounts Recognized in Balance Sheet	2013	2012	2013	2012
Noncurrent assets	$14,572	$686	$—	$—
Current liabilities	(491)	(455)	(987)	(1,058)
Noncurrent liabilities	(28,246)	(48,852)	(7,562)	(8,486)

	Pension		Post-Retirement Medical
Amounts in Accumulated Other Comprehensive Income	2013	2012	2013	2012
Net (gain) loss	$100,181	$144,613	$4,146	$5,372
Net prior service cost (credit)	4,813	4,779	(439)	(567)
Other Comprehensive (Income) Loss – Total	$104,994	$149,392	$3,707	$4,805

Amortization Expense Expected to Be Recognized During Next Fiscal Year	Pension		Post-Retirement Medical
	2013	2012	2013	2012
Prior service cost (credits)	$480	$448	$(128)	$(128)
Net loss	6,168	9,828	369	469

Our pension and post-retirement medical plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2013	2012	2013	2012
Projected/accumulated post-retirement benefit obligation	$93,298	$265,706	$8,549	$9,544
Accumulated benefit obligation	88,765	256,936	N/A	N/A
Fair value of plan assets	64,561	219,245	N/A	N/A

Our pension and post-retirement medical plans with projected benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2013	2012	2013	2012
Projected benefit obligation	$93,298	$314,414	N/A	N/A
Accumulated benefit obligation	88,765	301,706	N/A	N/A
Fair value of plan assets	64,561	265,107	N/A	N/A

Our pension and post-retirement medical plans with projected benefit obligations less than plan assets were as follows:

	Pension		Post-Retirement Medical
Funded Status	2013	2012	2013	2012
Projected benefit obligation	$222,798	$13,445	N/A	N/A
Accumulated benefit obligation	219,155	12,421	N/A	N/A
Fair value of plan assets	237,371	14,131	N/A	N/A

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

	Pension		Post-Retirement Medical
Assumption ranges used in net periodic benefit cost	2013	2012	2013	2012
Discount rate	3.00% – 4.75%	4.25% – 5.50%	4.00%	5.00%
Expected long-term return on plan assets	3.75% – 7.75%	5.50% – 8.00%	N/A	N/A
Average increase in compensation	2.25% – 3.75%	2.25% – 4.00%	N/A	N/A
Initial medical trend rate	N/A	N/A	8.00%	8.50%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	6 Years	7 Years

	Pension		Post-Retirement Medical
Assumption ranges used to determine benefit obligation	2013	2012	2013	2012
Discount rate	3.00% – 5.00%	3.00% – 4.75%	4.75%	4.00%
Rate of compensation increase	2.25% – 3.25%	2.25% – 3.75%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.50%	8.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	5 Years	6 Years

Investment Strategy: We have a master trust that holds the assets for all our U.S. pension plans. For investment purposes, the plans are managed in an identical way, as their objectives are similar. The Benefit Funds Investment Committee (Committee), along with assistance from external consultants, sets investment guidelines and makes asset allocation decisions based on market conditions, risk tolerance, funding requirements and expected benefit payments. The Committee also oversees the selection of investment managers and monitors asset performance. As pension liabilities are long-term in nature, the Committee employs a long-term rate of return on plan assets approach for a prudent level of risk. Historical returns are considered as well as advice from investment experts. Annually, the Committee and the consultants review the risk versus the return of the investment portfolio to assess the long-term rate of return assumption.

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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans
Asset Allocation	2013	2012	Target Allocation
Equity securities	56%	56%	50 – 60%
Debt securities	37%	38%	40 – 50%
Other	7%	6%	0%
Total	100%	100%	100%

The following tables provide information on the fair value of pension plan assets. See Note 7 for more information on fair value measurements.

	Fair Value at October 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Commingled Trust	$71,410	$—	$71,410	$—
Mutual Fund	29,378	29,378	—	—
International Equity Securities
Mutual Funds	68,374	33,659	34,715	—
Total Equity Securities	169,162	63,037	106,125	—
Domestic Fixed Income
Mutual Funds	86,587	86,587	—	—
International Fixed Income
Debt Securities	3,974	—	3,974	—
Mutual Funds	19,739	—	19,739	—
Total Fixed Income	110,300	86,587	23,713	—
Other Investments
Insurance Contracts	14,456	—	—	14,456
Cash	5,458	5,458	—	—
Real Estate	2,556	—	2,056	500
Total Other Investments	22,470	5,458	2,056	14,956
Total	$301,932	$155,082	$131,894	$14,956

	Fair Value at October 26, 2012	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Corporate Stocks	$25,050	$25,050	$—	$—
Commingled Trust	66,692	—	66,692	—
International Equity Securities
Mutual Funds	65,578	—	65,578	—
Total Equity Securities	157,320	25,050	132,270	—
Domestic Fixed Income
Mutual Funds	83,467	—	83,467	—
International Fixed Income
Debt Securities	4,211	—	4,211	—
Mutual Funds	18,110	—	18,110	—
Total Fixed Income	105,788	—	105,788	—
Other Investments
Insurance Contracts	12,385	—	—	12,385
Cash	1,988	1,988	—	—
Real Estate	1,757	—	1,172	585
Total Other Investments	16,130	1,988	1,172	12,970
Total	$279,238	$27,038	$239,230	$12,970

Pension plan investments in corporate stocks and mutual funds are classified as Level 1 investments within the fair value hierarchy, as determined by quoted market prices. Pension plan investments in mutual funds that are not exchange-traded, and commingled trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy. These investments are valued at net asset value based on the underlying securities, as determined by the sponsor. Level 3 investments are primarily related to insurance contracts required in certain foreign-based plans. The fair value is determined based on the expected benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. There were no transfers between levels for all periods presented.

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

The following table provides a reconciliation of the beginning and ending balances of pension assets measured at fair value that used significant unobservable inputs (Level 3):

	Total	U.S.	Non-U.S.
Balance, October 28, 2011	$7,716	$500	$7,216
Actual return on plan assets
Relating to assets still held at reporting date	3,474	85	3,389
Purchases	2,279	—	2,279
Settlements	(82)	—	(82)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(417)	—	(417)
Balance, October 26, 2012	$12,970	$585	$12,385
Actual return on plan assets
Relating to assets still held at reporting date	212	(85)	297
Purchases	1,215	—	1,215
Settlements	(97)	—	(97)
Transfers in and/or out of Level 3	—	—	—
Currency impact	656	—	656
Balance, October 25, 2013	$14,956	$500	$14,456

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical
2014	$16,774	$1,011
2015	15,815	952
2016	15,753	852
2017	16,407	774
2018	16,726	617
2019 – 2023	90,649	2,513
Total	$172,124	$6,719

NOTE 12 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

	2013	2012	2011
Domestic	$331,482	$265,681	$(109,281)
Foreign	92,313	151,543	6,127
Total Income (Loss) Before Income Taxes	$423,795	$417,224	$(103,154)

Significant components of the provision for income taxes are as follows:

	2013	2012	2011
Current
Federal	$101,169	$66,957	$39,274
State	14,084	7,696	6,803
Foreign	32,027	37,753	25,276
Total Current	147,280	112,406	71,353
Deferred
Federal	(6,160)	15,927	(19,681)
State	(6,921)	2,230	(3,822)
Foreign	341	(5,836)	(12,403)
Total Deferred	(12,740)	12,321	(35,906)
Total Income Taxes	$134,540	$124,727	$35,447

Significant components of our deferred tax assets and liabilities are as follows:

	2013	2012	2011
Deferred tax assets
Insurance reserves	$8,689	$11,030	$8,781
Compensation	40,442	39,099	36,294
Deferred revenue	11,077	10,273	10,400
Pension	2,288	13,882	15,001
Accrued expenses	32,750	27,582	30,237
Tax credits and carryforwards	29,191	28,550	30,608
Other	9,009	9,624	10,090
	133,446	140,040	141,411
Less: Valuation Allowance	(23,075)	(15,377)	(15,475)
Total Deferred Tax Assets	110,371	124,663	125,936
Deferred tax liabilities
Tax in excess of book depreciation	(45,066)	(47,963)	(55,126)
LIFO	(11,796)	(15,257)	(4,975)
Intangible assets	(242,465)	(223,300)	(223,108)
Other	(5,262)	(8,656)	(6,970)
Total Deferred Tax Liabilities	(304,589)	(295,176)	(290,179)
Net Deferred Tax Liabilities	$(194,218)	$(170,513)	$(164,243)

We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowances of $23,075, $15,377 and $15,475 at the end of fiscal years 2013, 2012, and 2011, respectively, primarily relates to foreign net operating losses.

Cumulative foreign tax loss carryforwards at the end of fiscal year 2013 were $75,665. Of this amount, $38,114 will be subject to expiration between fiscal year 2014 and fiscal year 2026. The remaining losses of $37,551 are not subject to expiration. Cumulative foreign tax credits on our U.S. tax return at the end of fiscal year 2013 were $10,300. The majority of these foreign tax credits will be subject to expiration between fiscal year 2017 and fiscal year 2023.

A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2013	2012	2011
Tax (benefit) at U.S. statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	2.0%	1.3%	5.7%
Domestic manufacturing activities	(2.0)%	(1.3)%	(3.8)%
Non-U.S. taxes	(1.8)%	(5.1)%	(17.5)%
Valuation allowance	1.8%	—	(0.5)%
Non-deductible impairment charges	—	—	94.2%
Other	(3.3)%	—	(8.7)%
Total Effective Income Tax Rate	31.7%	29.9%	34.4%

The tax rate for fiscal 2011 reflects the impact of goodwill and intangible asset impairment charges, the majority of which are nondeductible for income tax purposes. Excluding the impact of the impairment charges, our fiscal 2011 effective tax rate was 26.7%.

No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $398,793 at October 25, 2013. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.

Income taxes paid during 2013, 2012, and 2011 were $124,530, $110,124, and $83,051, respectively.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for fiscal year 2010 through 2013 is as follows:

Unrecognized tax benefits at October 29, 2010	$17,817
Increases in tax positions for prior years	323
Decreases in tax positions for prior years	(505)
Increases in tax positions for current year	2,164
Settlements	(171)
Lapse in statute of limitations	(6,680)
Unrecognized tax benefits at October 28, 2011	$12,948
Increases in tax positions for prior years	159
Decreases in tax positions for prior years	(447)
Increases in tax positions for current year	2,165
Settlements	(2,957)
Lapse in statute of limitations	(1,903)
Unrecognized tax benefits at October 26, 2012	$9,965
Increases in tax positions for prior years	5,265
Decreases in tax positions for prior years	(864)
Increases in tax positions for current year	2,719
Settlements	—
Lapse in statute of limitations	(1,722)
Unrecognized tax benefits at October 25, 2013	$15,363

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had recognized accrued interest and penalties relating to unrecognized tax benefits of $4,461, $2,582, and $4,620 as of October 25, 2013, October 26, 2012, and October 28, 2011, respectively. The gross amount of interest expense/(income) and penalties included in tax expense for the year ended October 25, 2013, October 26, 2012, and October 28, 2011 was $(422), $(2,038), and $(1,287), respectively.

The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $14,485, $8,718, and $12,203 as of October 25, 2013, October 26, 2012, and October 28, 2011, respectively. The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. The Internal Revenue Service (IRS) concluded its examination of our U.S. federal tax returns for the fiscal years ended 2009 and 2010 in October 2012. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of the IRS examination. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 13 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three most recent fiscal years:

	2013	2012	2011
Basic
Net income (loss)	$289,255	$292,497	$(138,601)
Weighted-average common shares outstanding – basic	87,793,543	91,415,055	94,309,679
Net Income (Loss) per Common Share – Basic	$3.29	$3.20	$(1.47)
Diluted
Net income (loss)	$289,255	$292,497	$(138,601)
Weighted-average common shares outstanding – basic	87,793,543	91,415,055	94,309,679
Dilutive effect of stock options and unvested restricted stock	2,732,742	2,965,421	—
Equivalent average common shares outstanding – diluted	90,526,285	94,380,476	94,309,679
Net Income (Loss) per Common Share – Diluted	$3.20	$3.10	$(1.47)

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 284,663, 67,411, and 3,057,297 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2013, 2012, and 2011, respectively, as inclusion of these shares would have been antidilutive.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consists of the following:

	Foreign Currency Translation	Benefit Obligations	Financial Instruments	Accumulated Other Comprehensive Income (Loss)
Balance, October 29, 2010	$159,966	$(79,100)	$7,221	$88,087
Other comprehensive income (loss), net of tax	(7,175)	(5,332)	(12,801)	(25,308)
Balance, October 28, 2011	152,791	(84,432)	(5,580)	62,779
Other comprehensive income (loss), net of tax	6,819	(14,975)	(4,351)	(12,507)
Balance, October 26, 2012	159,610	(99,407)	(9,931)	50,272
Other comprehensive income (loss), net of tax	(26,007)	28,467	687	3,147
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419

The tax effects of each component of other comprehensive income (loss) are as follows:

For the Year Ended	October 25, 2013	October 26, 2012	October 28, 2011
Foreign Currency Translation	$(26,007)	$6,819	$(7,175)
Change in Benefit Obligations
(Increase)/decrease in net loss	35,612	(27,049)	(15,495)
Reclassification for recognition of net loss included in net periodic benefit cost	10,046	7,336	6,359
(Increase)/decrease in net prior service cost	(482)	(209)	(673)
Reclassification for amortization of prior service (credit) cost included in net periodic pension cost	320	307	269
Income tax benefit (expense)	(17,029)	4,640	4,208
Change in Benefit Obligations	28,467	(14,975)	(5,332)
Change in Financial Instruments
Net unrealized holding gains (losses)	(25)	(7,424)	(20,286)
Reclassification adjustment for net (gains) losses included in net income	1,143	350	(529)
Income tax benefit (expense)	(431)	2,723	8,014
Change in Financial Instruments	687	(4,351)	(12,801)
Other Comprehensive Income (Loss)	$3,147	$(12,507)	$(25,308)

We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

Amounts related to financial instruments are reclassified to net income based on the nature of the adjustment. See Note 8 for further information on financial instrument reclassifications.

Amounts related to pension and post-retirement medical adjustments are reclassified to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows (in thousands):

	2013	2012	2011
Cost of sales	$4,056	$3,056	$2,700
Research and Development	1,352	1,039	876
Selling, General and Administrative	4,958	3,548	3,052
Total Before Income Taxes	$10,366	$7,643	$6,628

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

The Coatings segment aggregates our industrial product lines and packaging product line. Industrial products include a broad range of decorative and protective coatings for metal, wood and plastic. Packaging products include both interior and exterior coatings used in packaging containers, principally metal food containers and beverage cans. The products of this segment are sold throughout the world.

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes primarily distributed for the do-it-yourself and professional markets in Australia, China and North America. Automotive paint products include refinish paints and aerosol spray paints sold through automotive refinish distributors, body shops and automotive supply distributors and retailers in many countries around the world.

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for fiscal years 2013, 2012, and 2011 are as follows:

	2013	2012	2011
Net Sales
Coatings	$2,209,492	$2,175,687	$2,092,490
Paints	1,671,228	1,604,599	1,612,219
Other and Administrative	377,991	380,698	360,059
Less Intersegment sales	(154,935)	(140,133)	(111,814)
Total Net Sales	$4,103,776	$4,020,851	$3,952,954

	2013	2012	2011
EBIT
Coatings	$329,886	$356,428	$(112,209)
Paints	168,395	159,598	134,886
Other and Administrative	(9,728)	(31,198)	(64,320)
Total EBIT	488,553	484,828	(41,643)
Interest Expense	64,758	67,604	61,511
Income (Loss) before Income Taxes	$423,795	$417,224	$(103,154)

	2013	2012	2011
Depreciation and Amortization
Coatings	$39,705	$39,166	$47,205
Paints	33,825	35,220	34,202
Other and Administrative	14,629	19,318	16,340
Total Depreciation and Amortization	$88,159	$93,704	$97,747

	2013	2012	2011
Identifiable Assets
Coatings	$2,346,701	$2,071,211	$2,118,589
Paints	1,309,214	1,174,252	1,030,712
Other and Administrative[1]	369,594	381,373	350,850
Total Identifiable Assets	$4,025,509	$3,626,836	$3,500,151

1	Includes our consolidated cash and cash equivalent balances and restricted cash.

	2013	2012	2011
Capital Expenditures
Coatings	$46,194	$52,575	$32,284
Paints	32,856	20,839	18,650
Other and Administrative	37,699	15,949	15,535
Total Capital Expenditures	$116,749	$89,363	$66,469

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

	2013	2012	2011
Net Sales – External
United States	$2,310,786	$2,177,694	$2,055,494
China	484,689	498,352	488,272
Australia	356,780	411,433	481,578
Other Countries	951,521	933,372	927,610
Total Net Sales – External	$4,103,776	$4,020,851	$3,952,954

	2013	2012	2011
Long-lived Assets
United States	$1,215,784	$1,171,027	$1,186,267
China	412,122	377,593	366,417
Australia	121,700	142,603	144,316
Other Countries	637,529	466,520	462,545
Total Long-lived Assets	$2,387,135	$2,157,743	$2,159,545

We have one significant customer in the Paints segment whose net sales were 17.9%, 16.8%, and 16.4% of total consolidated net sales in 2013, 2012, and 2011 respectively.

NOTE 16 – LEGAL PROCEEDINGS

Environmental Matters

We are involved in various claims relating to environmental matters at a number of current and former plant sites and waste and management sites. We engage or participate in remedial and other environmental compliance activities at certain of these sites. At other sites, we have been named as a potentially responsible party (PRP) under federal and state environmental laws for site remediation. We analyze each individual site, considering the number of parties involved, the level of our potential liability or contribution relative to the other parties, the nature and magnitude of the hazardous wastes involved, the method and extent of remediation, the potential insurance coverage, the estimated legal and consulting expense with respect to each site and the time period over which any costs would likely be incurred. Based on the above analysis, we estimate the clean-up costs and related claims for each site. The estimates are based in part on discussion with other PRPs, governmental agencies and engineering firms.

We accrue appropriate reserves for potential environmental liabilities, which are reviewed and adjusted as additional information becomes available. While uncertainties exist with respect to the amounts and timing of our ultimate environmental liabilities, management believes it is neither probable nor reasonably possible that such liabilities, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Other Legal Matters

We are involved in a variety of legal claims and proceedings relating to personal injury, product liability, warranties, customer contracts, employment, trade practices, environmental and other legal matters that arise in the normal course of business. These claims and proceedings include cases where we are one of a number of defendants in proceedings alleging that the plaintiffs suffered injuries or contracted diseases from exposure to chemicals or other ingredients used in the production of some of our products or waste disposal. We are also subject to claims related to the performance of our products. We believe these claims and proceedings are in the ordinary course for a business of the type and size in which we are engaged. While we are unable to predict the ultimate outcome of these claims and proceedings, we believe it is neither probable nor reasonably possible that the costs and liabilities of such matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 17 – LEASING ARRANGEMENTS

We have operating lease commitments outstanding at October 25, 2013, for plant and warehouse equipment, office and warehouse space, automobiles and retail stores. The leases have initial periods ranging from one to ten years, with minimum lease payments as follows:

Minimum Lease Payments
2014	$35,359
2015	27,139
2016	21,941
2017	15,068
2018	9,541
2019 and beyond	43,453
Total	$152,501

Rent expense for operating leases was $40,266 in 2013, $44,167 in 2012, and $45,154 in 2011.

NOTE 18 – RESTRUCTURING

Fiscal year 2013 restructuring initiatives included the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business, ongoing profit improvement plans in Australia, and other actions in Asia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. These restructuring activities resulted in pre-tax charges of $36,433 in fiscal year 2013. Included in fiscal year 2013 restructuring charges is $6,664 in non-cash pre-tax asset impairment charges. Subsequent to the end of the fiscal year and prior to filing this report, we incurred approximately $12,000 in pre-tax restructuring charges related to the continuation of these actions. See Note 2 in Notes to Consolidated Financial Statements for further information on our Inver Group acquisition.

In fiscal year 2012, we exited the gelcoat products market and consolidated a manufacturing facility in our Paints segment. Our gelcoat product line was categorized in Other and Administrative. During fiscal year 2012, we also completed restructuring initiatives announced in 2011, including certain actions in our

Coatings and Paints segments. In our Coatings segment, we rationalized our manufacturing capacity and reduced our overall global headcount, primarily in our wood product line. In our Paints segment, we completed the first phase of actions to improve the profitability of Australia operations, which included facility consolidations in manufacturing and distribution, store rationalization and the reduction of other related costs. These restructuring activities were completed in 2012 and resulted in pre-tax charges of $25,845 and $33,093 in fiscal years 2012 and 2011, respectively.

In fiscal year 2008, we initiated a comprehensive series of restructuring activities that were completed in fiscal year 2011. These restructuring initiatives included plant closures, reductions to research and development and selling, general and administrative expenses, manufacturing consolidation and relocation, and our exit from non-strategic product lines in certain geographies. We rationalized our manufacturing capacity and reduced our overall global headcount to lower our costs in light of the challenging global economic conditions. Restructuring charges for these initiatives were $1,346 pre-tax in fiscal year 2011.

The total resulting expenses recognized in fiscal year 2013, 2012, and 2011 included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities within the next twelve months.

The following restructuring charges by segment were recorded in 2013, 2012 and 2011:

For the Year Ended October 25, 2013	Liability Beginning Balance 10/26/2012	Expense	Activity	Liability Ending Balance 10/25/2013
Coatings
Severance and employee benefits	$2,234	$17,772	$(1,107)	$18,899
Asset impairments	—	1,565	(1,565)	—
Exit costs (consulting/site clean-up)	390	155	(426)	119
Total Coatings	2,624	19,492	(3,098)	19,018
Paints
Severance and employee benefits	2,104	9,470	(5,456)	6,118
Asset impairments	—	5,038	(5,038)	—
Exit costs (consulting/site clean-up)	3,984	445	(2,233)	2,196
Total Paints	6,088	14,953	(12,727)	8,314
Other and Administrative
Severance and employee benefits	297	1,779	(285)	1,791
Asset impairments	—	61	(61)	—
Exit costs (consulting/site clean-up)	—	148	(148)	—
Total Other and Administrative	297	1,988	(494)	1,791
Total	$9,009	$36,433	$(16,319)	$29,123

For the Year Ended October 26, 2012	Liability Beginning Balance 10/28/2011	Expense	Activity	Liability Ending Balance 10/26/2012
Coatings
Severance and employee benefits	$3,884	$545	$(2,195)	$2,234
Asset impairments	—	658	(658)	—
Exit costs (consulting/site clean-up)	2,802	215	(2,627)	390
Total Coatings	6,686	1,418	(5,480)	2,624
Paints
Severance and employee benefits	2,915	5,544	(6,355)	2,104
Asset impairments	—	7,447	(7,447)	—
Exit costs (consulting/site clean-up)	408	5,401	(1,825)	3,984
Total Paints	3,323	18,392	(15,627)	6,088
Other and Administrative
Severance and employee benefits	437	1,551	(1,691)	297
Asset impairments	—	3,616	(3,616)	—
Exit costs (consulting/site clean-up)	—	868	(868)	—
Total Other and Administrative	437	6,035	(6,175)	297
Total	$10,446	$25,845	$(27,282)	$9,009

For the Year Ended October 28, 2011	Liability Beginning Balance 10/29/2010	Expense	Activity	Liability Ending Balance 10/28/2011
Coatings
Severance and employee benefits	$1,139	$10,044	$(7,299)	$3,884
Asset impairments	—	5,644	(5,644)	—
Exit costs (consulting/site clean-up)	2,034	5,252	(4,484)	2,802
Total Coatings	3,173	20,940	(17,427)	6,686
Paints
Severance and employee benefits	19	7,945	(5,049)	2,915
Asset impairments	—	4,169	(4,169)	—
Exit costs (consulting/site clean-up)	2,763	899	(3,254)	408
Total Paints	2,782	13,013	(12,472)	3,323
Other and Administrative
Severance and employee benefits	—	486	(49)	437
Total Other and Administrative	—	486	(49)	437
Total	$5,955	$34,439	$(29,948)	$10,446

The ending liability balance at October 25, 2013, October 26, 2012, and October 28, 2011 is included in other accrued liabilities on our Consolidated Balance Sheets. For 2013, $21,916 was charged to cost of sales, $5,524 was recorded to research and development (R&D) expenses and $8,993 was charged to selling, general and administrative (SG&A) expenses. For 2012, $16,199 was charged to cost of sales, $243 was recorded to R&D expenses and $9,403 was charged to SG&A expenses. For 2011, $25,563 was charged to cost of sales, $862 was recorded to R&D expenses and $8,014 was charged to SG&A expenses. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Consolidated Statements of Operations.

NOTE 19 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of the unaudited quarterly results for the years ended October 25, 2013 and October 26, 2012:

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) per Common Share – Basic	Net Income (Loss) per Common Share – Diluted
2013 Quarter Ended
January 25	$875,242	$294,351	$55,029	$0.62	$0.60
April 26	1,031,219	338,553	76,908	0.87	0.84
July 26	1,089,013	369,361	93,808	1.08	1.04
October 25	1,108,302	355,793	63,510	0.74	0.72
	$4,103,776	$1,358,058	$289,255	$3.29	$3.20
2012 Quarter Ended
January 27	$885,647	$293,316	$55,782	$0.60	$0.58
April 27	1,032,572	355,440	76,540	0.83	0.80
July 27	1,078,348	363,950	86,406	0.95	0.92
October 26	1,024,284	340,998	73,769	0.82	0.79
	$4,020,851	$1,353,704	$292,497	$3.20	$3.10

The quarters will not sum to the fiscal year amount due to rounding and the effect of weighting.

NOTE 20 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment (CTA) under certain circumstances. The new guidance requires a transfer from CTA into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business. This update aims to resolve diversity in practice in accounting for the CTA transfer into net income. The change is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. We do not expect the adoption of these updated disclosure requirements to have an effect on our consolidated results of operations, financial condition or liquidity.

In February 2013, the FASB further amended the disclosure requirements for comprehensive income. The update requires companies to disclose items reclassified out of accumulated other comprehensive income (AOCI) and into net income in a single location either in the notes to the consolidated financial statements or parenthetically on the face of the Statements of Operations. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, which means the first quarter of our fiscal year 2014, and is to be applied prospectively. We early adopted the new requirements in the fourth quarter of our 2013 fiscal year. The adoption of these updated disclosure requirements did not have an effect on our consolidated results of operations, financial condition or liquidity.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 25, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

The report of Management on Internal Control over Financial Reporting is set forth on page 23.

The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 24.

There were no changes in our internal control over financial reporting during the quarter ended October 25, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity Compensation Plans Approved by Security Holders	6,062,817	$43.41	2,291,703
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	6,062,817	$43.41	2,291,703

1

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

10.1	The Valspar Corporation Key Employees’ Supplementary Retirement Plan, restated effective October 15, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.2	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.3	The Valspar Corporation Key Employee Annual Bonus Plan for Officers – as amended and restated on June 8, 2010 (incorporated by reference to Form 8-K filed on June 14, 2010)*

Exhibit Number	Description

10.4	The Valspar Corporation Stock Option Plan for Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

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

10.16	Restricted Stock Unit Agreement between Registrant and Gary E. Hendrickson dated effective as of June 1, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.17	Transition Agreement with Lori A. Walker dated as of November 2, 2012 (incorporated by reference to Form 8-K filed on November 7, 2012)

10.18	Letter Agreement with James L. Muehlbauer dated as of February 11, 2013 (incorporated by reference to Form 8-K filed on March 4, 2013)*

10.19	Form of Change in Control Employment Agreement (for executive officers first elected in fiscal 2013) (incorporated by reference to Form 10-Q filed for the quarter ended April 26, 2013)*

14.1†	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1**	Section 302 Certification of the Chief Executive Officer

31.2**	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

*Compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

**Filed electronically herewith.

†Available at the Registrant’s website at http://www.valsparglobal.com.

Portions of the 2014 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

		/s/ Rolf Engh	12/20/13
Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary E. Hendrickson	12/20/13	/s/ Jack J. Allen	12/20/13
Gary E. Hendrickson, Chairman and Chief Executive Officer (principal executive officer)		Jack J. Allen, Director

		/s/ John M. Ballbach	12/20/13
John M. Ballbach, Director
/s/ James L. Muehlbauer	12/20/13
James L. Muehlbauer, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)
		/s/ John S. Bode	12/20/13
John S. Bode, Director

/s/ Brenda A. McCormick	12/20/13	/s/ William M. Cook	12/20/13
Brenda A. McCormick, Corporate Controller (principal accounting officer)		William M. Cook, Director

		/s/ Jeffrey H. Curler	12/20/13
Jeffrey H. Curler, Director

		/s/ Shane D. Fleming	12/20/13
Shane D. Fleming, Director

		/s/ Ian R. Friendly	12/20/13
Ian R. Friendly, Director

		/s/ Janel S. Haugarth	12/20/13
Janel S. Haugarth, Director

		/s/ Mae C. Jemison	12/20/13
Mae C. Jemison, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Changes in the allowance for doubtful accounts were as follows:

(dollars in thousands)	2013	2012	2011
Beginning balance	$13,223	$14,977	$17,459
Amount acquired through acquisitions	7,273	—	309
Bad debt expense	669	4,009	2,992
Uncollectable accounts written off, net of recoveries	(4,226)	(5,763)	(5,783)
Ending balance	$16,939	$13,223	$14,977