Form 10-Q
period 2014-01-24
VALSPAR CORP
filed 2014-03-05
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _____________________

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

As of February 24, 2014, The Valspar Corporation had 84,609,757 shares of common stock outstanding, excluding 33,832,867 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	January 24, 2014	October 25, 2013	January 25, 2013
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$192,591	$216,150	$248,642
Restricted cash	3,241	3,550	19,893
Accounts and notes receivable less allowance (1/24/14 - $16,857; 10/25/13 - $16,939; 1/25/13 - $10,100)	669,975	771,396	585,539
Inventories	504,151	438,982	425,590
Deferred income taxes	40,440	41,855	43,637
Prepaid expenses and other	117,452	108,357	89,956
TOTAL CURRENT ASSETS	1,527,850	1,580,290	1,413,257

GOODWILL	1,147,356	1,144,670	1,075,692
INTANGIBLES, NET	611,374	608,990	551,131
OTHER ASSETS	56,237	48,810	28,488
LONG-TERM DEFERRED INCOME TAXES	6,835	9,274	5,194

Property, plant and equipment, gross	1,650,065	1,630,641	1,428,427
Less accumulated depreciation	(1,017,153)	(997,166)	(871,522)
PROPERTY, PLANT AND EQUIPMENT, NET	632,912	633,475	556,905

TOTAL ASSETS	$3,982,564	$4,025,509	$3,630,667

NOTE: The Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 24, 2014	October 25, 2013	January 25, 2013
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$540,162	$441,165	$217,283
Current portion of long-term debt	—	—	39,737
Trade accounts payable	593,777	618,787	470,187
Income taxes	12,307	4,748	15,277
Other accrued liabilities	358,238	415,873	298,669
TOTAL CURRENT LIABILITIES	1,504,484	1,480,573	1,041,153

LONG-TERM DEBT, NET OF CURRENT PORTION	1,012,354	1,037,392	1,012,563
DEFERRED INCOME TAXES	240,679	242,387	217,025
OTHER LONG-TERM LIABILITIES	135,666	142,607	155,094
TOTAL LIABILITIES	2,893,183	2,902,959	2,425,835

STOCKHOLDERS’ EQUITY:
Common stock (Par Value - $0.50; Authorized – 250,000,000 shares; Shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	443,564	444,609	422,735
Retained earnings	1,680,309	1,648,980	1,475,246
Accumulated other comprehensive income (loss)	54,359	53,419	55,313

Less cost of common stock in treasury (1/24/14 – 33,433,761 shares; 10/25/13 - 32,648,667 shares; 1/25/13 - 28,901,406 shares)	(1,148,071)	(1,083,678)	(807,682)
TOTAL STOCKHOLDERS’ EQUITY	1,089,381	1,122,550	1,204,832

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,982,564	$4,025,509	$3,630,667

NOTE: The Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	January 24, 2014	January 25, 2013
Net sales	$956,119	$875,242
Cost of sales	630,960	580,891
Restructuring charges – cost of sales	6,106	—
Gross profit	319,053	294,351
Research and development	30,558	30,783
Selling, general and administrative	187,235	170,037
Restructuring charges	5,700	—
Operating expenses	223,493	200,820
Income (loss) from operations	95,560	93,531
Interest expense	15,932	15,873
Other (income)/expense – net	371	950
Income (loss) before income taxes	79,257	76,708
Income taxes	25,704	21,679
Net income (loss)	$53,553	$55,029

Net income (loss) per common share – basic	$0.63	$0.62
Net income (loss) per common share – diluted	$0.61	$0.60

Average number of common shares outstanding
- basic	85,147,728	89,477,591
- diluted	87,641,304	92,397,428

Dividends paid per common share	$0.26	$0.23

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 24, 2014	January 25, 2013
Net income (loss)	$53,553	$55,029
Other comprehensive income (loss)	940	5,041
Comprehensive income (loss)	$54,493	$60,070

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 24, 2014	January 25, 2013
OPERATING ACTIVITIES:
Net income (loss)	$53,553	$55,029
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	26,098	18,933
Amortization	2,044	1,636
Stock-based compensation	4,708	7,954
(Gain)/loss on asset divestitures	(2,857)	(2,071)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	102,823	100,104
(Increase)/decrease in inventories and other assets	(81,254)	(59,169)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(90,387)	(126,637)
Increase/(decrease) in income taxes payable	407	4,087
Increase/(decrease) in other deferred liabilities	(6,657)	5,295
Other	839	(3,297)
Net Cash (Used In)/Provided By Operating Activities	9,317	1,864

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(20,991)	(13,950)
Acquisition of businesses, net of cash acquired	—	(34,811)
Divestiture of businesses	4,716	—
Cash proceeds on disposal of assets	23	1,796
(Increase)/decrease in restricted cash	309	14
Net Cash (Used In)/Provided By Investing Activities	(15,943)	(46,951)

FINANCING ACTIVITIES:
Net change in other borrowings	(22,910)	(3,896)
Net proceeds (repayments) of commercial paper	93,419	120,972
Proceeds from sale of treasury stock	1,588	9,832
Treasury stock purchases	(69,178)	(72,992)
Excess tax benefit from stock-based compensation	5,154	8,643
Dividends paid	(22,226)	(20,679)
Net Cash (Used In)/Provided By Financing Activities	(14,153)	41,880

Increase/(Decrease) in Cash and Cash Equivalents	(20,779)	(3,207)
Effect of exchange rate changes on Cash and Cash Equivalents	(2,780)	(1,478)

Cash and Cash Equivalents at Beginning of Period	216,150	253,327
Cash and Cash Equivalents at End of Period	$192,591	$248,642

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 24, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

Certain amounts in the 2013 financial statements have been reclassified to conform to the 2014 presentation. Such reclassifications had no effect on net income (loss), cash flows or stockholders’ equity as previously reported.

The Condensed Consolidated Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 25, 2013.

NOTE 2 – ACQUISITIONS

On August 1, 2013, we purchased all the outstanding shares of Inver Holding S.r.l. (Inver Group), for total consideration of approximately $210,000, including the assumption of Inver Group's existing debt. Inver Group is an Italian-based industrial coatings company serving customers in Italy, France, the UK, Germany and other countries. The acquisition strengthens our presence in the large European industrial coatings market and broadens our range of technologies for the general industrial product line. Inver Group had net sales of approximately $200,000 in 2012. The acquisition was recorded in our Coatings segment in the fourth quarter of fiscal year 2013 at fair value and an allocation of the purchase price has been completed, with the exception of certain tax items. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.

On December 28, 2012, we purchased Ace Hardware Corporation's paint manufacturing business, including two manufacturing facilities near Chicago, IL for approximately $35,000. We manufacture and supply paint to Ace Hardware Corporation for sale at Ace retail locations. The acquisition was recorded in our Paints segment at fair value and an allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

The major classes of inventories consist of the following:

	January 24, 2014	October 25, 2013	January 25, 2013
Manufactured products	$321,615	$267,680	$250,932
Raw materials, supplies and work-in-progress	182,536	171,302	174,658
Total Inventories	$504,151	$438,982	$425,590

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of January 24, 2014 was $1,147,356, an increase of $2,686 from the end of fiscal year 2013. The increase was primarily due to foreign currency translation.

Total intangible asset amortization expense for the three months ended January 24, 2014 was $2,044, compared to $1,636 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 24, 2014 is expected to be approximately $9,000.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 5 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

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

Changes in the recorded amounts included in other liabilities, both short-term and long-term, during the period are as follows:

	Three Months Ended
	January 24, 2014	January 25, 2013
Beginning balance, October	$78,818	$80,272
Additional net deferred revenue/warranty accrual made during the period	3,542	4,107
Warranty payments made during the period	(1,318)	(2,353)
Ending Balance	$81,042	$82,026

Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. The majority of our unconditional purchase obligations relate to the supply of raw materials with a five-year term. The contracts require the purchase of minimum quantities of raw materials, at current market prices. We have estimated our payment obligations under existing contracts using current market prices. Payments for contracts with remaining terms in excess of one year are summarized below:

January 24, 2014
Remainder of 2014	$—
2015	66,468
2016	76,592
2017	—
2018	—
Thereafter	—
Total	$143,060

Total payments relating to unconditional purchase obligations were approximately $15,014 in the three months ended January 24, 2014, compared to $13,017 in the three months ended January 25, 2013.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 6 – FAIR VALUE MEASUREMENT

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

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	January 24, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$62,238	$62,238	$—	$—
Restricted cash [1]	3,241	3,241	—	—
Total Assets	$65,479	$65,479	$—	$—
Liabilities
Foreign currency contracts [2]	$398	$—	$398	$—
Total Liabilities	$398	$—	$398	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 25, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$69,671	$69,671	$—	$—
Restricted cash [1]	3,550	3,550	—	—
Total Assets	$73,221	$73,221	$—	$—
Liabilities
Foreign currency contracts [2]	$145	$—	$145	$—
Total Liabilities	$145	$—	$145	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	January 25, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$92,296	$92,296	$—	$—
Restricted cash [1]	19,893	19,893	—	—
Total Assets	$112,189	$112,189	$—	$—
Liabilities
Foreign currency contracts [2]	$5	$—	$5	$—
Total Liabilities	$5	$—	$5	$—

[1]	Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

[2]

Foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position in the Condensed Consolidated Balance Sheets. The fair market value was estimated using observable market data for similar financial instruments. See Note 7 for additional information on derivative financial instruments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following tables provide information regarding the estimated fair value of our outstanding debt. We did not elect the option to report our debt at fair value in our Condensed Consolidated Balance Sheets.

	Fair Value at January 24, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,090,795	$1,090,795	$—	$—
Non-publicly traded debt	552,197	—	552,197	—
Total Debt	$1,642,992	$1,090,795	$552,197	$—

	Fair Value at October 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,097,309	$1,097,309	$—	$—
Non-publicly traded debt	478,557	—	478,557	—
Total Debt	$1,575,866	$1,097,309	$478,557	$—

	Fair Value at January 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,155,541	$1,155,541	$—	$—
Non-publicly traded debt	269,102	—	269,102	—
Total Debt	$1,424,643	$1,155,541	$269,102	$—

[3]

Debt is recorded at carrying value of $1,552,516, $1,478,557 and $1,269,583 on the Condensed Consolidated Balance Sheet as of January 24, 2014, October 25, 2013 and January 25, 2013, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair market value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 8 for additional information on debt.

Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of an acquisition. See Note 2 for further information on our acquisitions.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of January 24, 2014.

At January 24, 2014, we had $21,133 notional amount of foreign currency contracts that mature during fiscal year 2014. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Statement of Operations when the underlying hedged item is realized. At January 25, 2013, we had $6,412 notional amount of foreign currency contracts maturing in fiscal year 2013. There was no material ineffectiveness related to these hedges during the quarters ended January 24, 2014 or January 25, 2013.

At January 24, 2014 and January 25, 2013, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of January 24, 2014 and January 25, 2013 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in the first quarter of 2012. Unamortized gains and loss are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Our derivative assets and liabilities subject to fair value measurement (see Note 6) include the following:

	Fair Value at January 24, 2014	Fair Value at October 25, 2013	Fair Value at January 25, 2013
Assets
Prepaid expenses and other:
Foreign currency contracts	$—	$—	$—
Total Assets	$—	$—	$—
Liabilities
Accrued liabilities other:
Foreign currency contracts	$398	$145	$5
Total Liabilities	$398	$145	$5

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the quarters ended January 24, 2014 and January 25, 2013, respectively, were as follows:

Quarter Ended January 24, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(253)	Other income / (expense), net	$(116)
Treasury lock contracts	320	Interest expense	(320)
Total derivatives designated as cash flow hedges	$67	Total	$(436)

Quarter Ended January 25, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income1
Derivatives designated as cash flow hedges
Foreign currency contracts	$(20)	Other income / (expense), net	$(55)
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$299	Total	$(374)
[1]

Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

NOTE 8 – DEBT

Our debt consists of the following:

	January 24, 2014	October 25, 2013	January 25, 2013
Short-term debt	$540,162	$441,165	$217,283
Current portion of long-term debt	—	—	39,737
Long-term debt	1,012,354	1,037,392	1,012,563
Total Debt	$1,552,516	$1,478,557	$1,269,583

The increase in short-term debt from October 25, 2013 was primarily due to commercial paper borrowings to fund share repurchases and normal seasonal cash flow requirements.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 24, 2014. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

We maintain an unsecured revolving credit facility with a syndicate of banks. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018 to replace the previous $550,000 credit facility that was scheduled to expire December 31, 2014.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 9 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $4,708 ($2,904 after tax) for the three months ended January 24, 2014, compared to $7,954 ($5,095 after tax) for the three months ended January 25, 2013.

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions.

The net periodic benefit cost of the pension benefits was as follows:

	Three Months Ended
	January 24, 2014	January 25, 2013
Service cost	$1,090	$1,405
Interest cost	3,700	3,345
Expected return on plan assets	(4,959)	(4,941)
Amortization of prior service cost	120	112
Recognized actuarial (gain)/loss	1,543	2,457
Net Periodic Benefit Cost	$1,494	$2,378

The net periodic benefit cost of the post-retirement medical benefits was as follows:

	Three Months Ended
	January 24, 2014	January 25, 2013
Service cost	$38	$60
Interest cost	95	90
Amortization of prior service cost	(32)	(32)
Recognized actuarial loss	92	117
Net Periodic Benefit Cost	$193	$235

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 11 – INCOME TAXES

At October 25, 2013, we had a $15,363 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $14,485 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the first quarter of fiscal year 2014, we recorded a $1,200 income tax benefit related to a lapse in the statute of limitations for certain foreign unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter of fiscal year 2013.We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 25, 2013, we had accrued approximately $4,461 of interest and penalties relating to unrecognized tax benefits.

During the first quarter of fiscal year 2014, we recorded tax expense of $300 relating to foreign tax law changes. During the first quarter of fiscal year 2013, we recorded a $1,750 income tax benefit related to the retroactive extension of the U.S. Research and Development Credit and a $1,260 benefit for changes in the prior-year tax accrual estimates.

The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. While we do not expect any material adjustments in the next 12 months due to the pending audit activity or expiring statutes, we are unable to estimate a range of outcomes at this time.

NOTE 12 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three months ended January 24, 2014 and January 25, 2013:

	Three Months Ended
	January 24, 2014	January 25, 2013
Basic
Net income (loss)	$53,553	$55,029
Weighted-average common shares outstanding – basic	85,147,728	89,477,591
Net Income (Loss) per Common Share – Basic	$0.63	$0.62
Diluted
Net income (loss)	$53,553	$55,029
Weighted-average common shares outstanding – basic	85,147,728	89,477,591
Dilutive effect of stock options and unvested restricted stock	2,493,576	2,919,837
Equivalent average common shares outstanding – diluted	87,641,304	92,397,428
Net Income (Loss) per Common Share – Diluted	$0.61	$0.60

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 282,551 and 213,210 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended January 24, 2014 and January 25, 2013, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following for the first quarter of 2014 and 2013:

	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(727)	—	(369)	(1,096)
Amounts reclassified from accumulated other comprehensive income	$—	$1,723	$313	$2,036
Balance, January 24, 2014	$132,876	$(69,217)	$(9,300)	$54,359

Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	4,865	—	176	5,041
Balance, January 25, 2013	$164,475	$(99,407)	$(9,755)	$55,313

[1]	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
[2]	Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
[3]	Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 for financial instruments for the first quarter of 2014.

Amounts related to financial instruments are reclassified to net income based on the nature of the adjustment. See Note 7 for further information on financial instrument reclassifications.

Amounts related to pension and post-retirement medical adjustments are reclassified to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows (in thousands):

Three Months Ended
January 24, 2014
Cost of sales	$673
Research and Development	222
Selling, General and Administrative	828
Total Before Income Taxes	$1,723

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

The Coatings segment aggregates our industrial product lines and our packaging product line. Industrial products include a broad range of decorative and protective coatings for metal, wood and plastic. Packaging products include both interior and exterior coatings used in metal packaging containers, principally food containers and beverage cans. The products of this segment are sold throughout the world.

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
JANUARY 24, 2014
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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the first quarter of 2014 and 2013 was as follows:

	Three Months Ended
	January 24, 2014	January 25, 2013
Net Sales
Coatings	$548,585	$497,616
Paints	361,405	329,079
Other and Administrative	89,715	81,617
Less Intersegment Sales	(43,586)	(33,070)
Total Net Sales	$956,119	$875,242

EBIT
Coatings	$69,975	$74,340
Paints	30,997	22,543
Other and Administrative	(5,783)	(4,302)
Total EBIT	95,189	92,581
Interest expense	15,932	15,873
Income Before Income Taxes	$79,257	$76,708

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

NOTE 15 – RESTRUCTURING

Restructuring charges in the first quarter of fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business, and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. These restructuring activities resulted in pre-tax charges of $11,806 in the first quarter of fiscal year 2014. These restructuring activities resulted in pre-tax charges of $36,433 for the full fiscal year 2013. There were no restructuring charges in the first quarter of fiscal 2013. Included in restructuring charges in the first quarter of fiscal year 2014 is $5,265 in non-cash pre-tax asset impairment charges. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following restructuring charges by segment were recorded in the first quarter of 2014 and 2013:

Three Months Ended January 24, 2014	Liability Beginning Balance 10/25/2013	Expense	Activity	Liability Ending Balance 1/24/2014
Coatings
Severance and employee benefits	$18,899	$3,855	$(4,172)	$18,582
Asset impairments	—	4,200	(4,200)	—
Exit costs (consulting/site clean-up)	119	565	(570)	114
Total Coatings	19,018	8,620	(8,942)	18,696
Paints
Severance and employee benefits	6,118	1,754	(3,872)	4,000
Asset impairments	—	1,065	(1,065)	—
Exit costs (consulting/site clean-up)	2,196	—	(9)	2,187
Total Paints	8,314	2,819	(4,946)	6,187
Other and Administrative
Severance and employee benefits	1,791	367	(1,059)	1,099
Total Other and Administrative	1,791	367	(1,059)	1,099
Total	$29,123	$11,806	$(14,947)	$25,982

Three Months Ended January 25, 2013	Liability Beginning Balance 10/26/2012	Expense	Activity	Liability Ending Balance 1/25/2013
Coatings
Severance and employee benefits	$2,234	$—	$(123)	$2,111
Exit costs (consulting/site clean-up)	390	—	(129)	261
Total Coatings	2,624	—	(252)	2,372
Paints
Severance and employee benefits	2,104	—	(1,695)	409
Exit costs (consulting/site clean-up)	3,984	—	(553)	3,431
Total Paints	6,088	—	(2,248)	3,840
Other and Administrative
Severance and employee benefits	297	—	(52)	245
Total Other and Administrative	297	—	(52)	245
Total	$9,009	$—	$(2,552)	$6,457

The ending liability balance at January 24, 2014 and at January 25, 2013 was included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations. For the three months ended January 24, 2014, $6,106 was charged to cost of sales and $5,700 was charged to selling, general and administrative (SG&A) expenses. For the three months ended January 25, 2013 there were no restructuring charges recorded.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

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
JANUARY 24, 2014
DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 25, 2013, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

OVERVIEW

The Valspar Corporation is a global leader in the paint and coatings industry. Our strong consumer brands and leading technologies, together with our technical expertise and customer service, differentiate us from our competition and allow us to grow and create value with customers in a wide variety of geographic and end-use markets. We operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial product lines and our packaging product line. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on our reportable segments.

We operate in over 25 countries, and approximately 52% of our total net sales for the first three months of 2014 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

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

RESULTS OF OPERATIONS
Overview
Net sales grew 9.2% for the first quarter of 2014, primarily due to the effect of our 2013 acquisitions of Inver Holdings S.r.l. (Inver Group) and the paint manufacturing business of Ace Hardware (Ace paints), and new business wins in both our Coatings and Paints segments. Net income as a percent of sales declined to 5.6% from 6.3% in the prior year, primarily due to restructuring charges and a higher effective income tax rate.

Restructuring
Restructuring charges in the first quarter of fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business, and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. We expect the majority of the restructuring activities commenced in fiscal year 2013 and fiscal year 2014 to be completed by the end of fiscal year 2014. These restructuring activities resulted in pre-tax charges of $11,806 or $0.09 per share in the first quarter of fiscal year 2014, and we expect the total pre-tax cost of all restructuring activities to be approximately $32,000 to $38,000 or $0.27 to $0.32 per share in fiscal 2014. These restructuring activities resulted in pre-tax charges of $36,433 or $0.32 per share for the full fiscal year 2013. There were no restructuring charges in the first quarter of fiscal 2013. Included in restructuring charges in the first quarter of fiscal year 2014 is $5,265 in non-cash pre-tax asset impairment charges. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition and Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per share impact of restructuring charges.

Financial Results
The following tables present selected financial data for the three months ended January 24, 2014 and January 25, 2013.

Net Sales	Three Months Ended
	January 24, 2014	January 25, 2013	% Change
Coatings	$548,585	$497,616	10.2%
Paints	361,405	329,079	9.8%
Other and Administrative	46,129	48,547	(5.0)%
Consolidated Net Sales	$956,119	$875,242	9.2%

•

Consolidated Net Sales – Consolidated net sales for the first quarter of 2014 increased 9.2%, including a positive impact of 7.2% from the Inver Group and Ace paints acquisitions and a negative impact of 1.2% from foreign currency. Excluding acquisitions and foreign currency exchange, the increase in sales was primarily due to new business in both our Coatings and Paints segments.

•

Coatings Segment Net Sales – Our Coatings segment net sales for the first quarter of 2014 increased 10.2%, including a positive impact of 10.9% from our Inver Group acquisition and a negative impact of 0.9% from foreign currency. Excluding acquisitions and foreign currency exchange, the increase in sales was primarily due to growth in our wood product line due to new business wins and continuing improvement in the North American housing market, partially offset by declines in our general industrial and coil product lines, which were affected by soft end markets in North America.

•

Paints Segment Net Sales – Our Paints segment net sales for the first quarter of 2014 increased 9.8%, including a positive impact of 2.5% from our Ace paints acquisition and a negative impact of 2.0% from foreign currency. Excluding acquisitions and foreign currency exchange, the increase in sales was driven by new business in all regions, growth in our North America consumer product line due to an improved housing market and higher sales in China.

•

Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the first quarter of 2014 decreased 5.0%, due to lower sales of resins and furniture protection plans, including a positive impact of 0.1% from foreign currency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
	January 24, 2014	January 25, 2013
Consolidated Gross Profit	$319,053	$294,351
As a percent of Net Sales	33.4%	33.6%

•

Gross Profit – The gross profit rate decreased slightly due to our 2013 investments in strategic acquisitions which had lower initial margins and restructuring charges incurred in 2014, partially offset by an improved sales mix and slightly lower raw material costs. Restructuring charges of $6,106 or 0.6% of net sales were included in the first quarter of 2014. There were no restructuring charges included in gross profit in the first quarter of 2013.

Operating Expenses	Three Months Ended
	January 24, 2014	January 25, 2013
Consolidated Operating Expenses[1]	$223,493	$200,820
As a percent of Net Sales	23.4%	22.9%

[1]	Includes research and development, selling, general and administrative and restructuring charges. For breakout, see Condensed Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased $22,673 or 11.3%, primarily due to our 2013 Inver Group acquisition and investments to support growth initiatives, as well as restructuring charges in 2014, partially offset by continued productivity improvements. Restructuring charges of $5,700 or 0.6% of net sales were included in the first quarter of 2014. There were no restructuring charges included in operating expenses in the first quarter of 2013.

EBIT	Three Months Ended
	January 24, 2014	January 25, 2013
Coatings	$69,975	$74,340
As a percent of Net Sales	12.8%	14.9%
Paints	$30,997	$22,543
As a percent of Net Sales	8.6%	6.9%
Other and Administrative	$(5,783)	$(4,302)
As a percent of Net Sales	(12.5)%	(8.9)%
Consolidated EBIT	$95,189	$92,581
As a percent of Net Sales	10.0%	10.6%

•

Consolidated EBIT – EBIT for the first quarter of 2014 increased $2,608 or 2.8% from the prior year. Restructuring charges of $11,806 or 1.2% of net sales were included in the first quarter of 2014. There were no restructuring charges in the first quarter of 2013. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales for the first quarter decreased primarily due to the effect of restructuring costs and our Inver Group acquisition. Restructuring charges of $8,620 or 1.6% of net sales were included in the first quarter of 2014. There were no restructuring charges in the first quarter of 2013.

•

Paints Segment EBIT – EBIT as a percent of net sales for the first quarter increased primarily due to sales growth in the global consumer product line and slightly improved raw material costs in certain geographic markets, partially offset by investments to support growth initiatives and restructuring costs. Restructuring charges of $2,819 or 0.8% of net sales were included in the first quarter of 2014. There were no restructuring charges in the first quarter of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Other and Administrative – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the first quarter was unfavorable compared to the first quarter of 2013 primarily due to decreased sales. EBIT included restructuring charges of $367 or 0.8% of net sales in the first quarter of 2014. There were no restructuring charges in the first quarter of 2013.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 24, 2014	January 25, 2013
Consolidated Interest Expense	$15,932	$15,873

•	Interest Expense – Interest expense increased slightly, as higher average debt levels were partially offset by lower average interest rates.

Effective Tax Rate	Three Months Ended
	January 24, 2014	January 25, 2013
Effective Tax Rate	32.4%	28.3%

•	Effective Tax Rate – The higher first quarter 2014 effective tax rate was due to lower discrete tax benefits in 2014.

Net Income (Loss)	Three Months Ended
	January 24, 2014	January 25, 2013	% Change
Consolidated Net Income (Loss)	$53,553	$55,029	(2.7)%

FINANCIAL CONDITION
We had $192,591 in cash and cash equivalents and $334,098 in unused committed bank credit facilities, providing total committed liquidity of $526,689 at the end of our 2014 first quarter, compared to $643,667 at the end of fiscal year 2013. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal. As of January 24, 2014, $174,865 of the $192,591 of cash (on the Condensed Consolidated Balance Sheets) was held by foreign subsidiaries.

Cash Flow – Cash provided by operations was $9,317 for the three months ended January 24, 2014, compared to cash provided by operations of $1,864 for the same period last year.

During the first quarter of 2014, we used our borrowing capacity to fund $69,178 in share repurchases, $20,991 in capital expenditures and our seasonal working capital needs. We used cash on hand to fund $22,226 in dividend payments.

Debt and Capital Resources – Our debt classified as current was $540,162 at January 24, 2014 compared to $441,165 and $257,020 at October 25, 2013 and January 25, 2013, respectively. The ratio of total debt to capital was 58.8% at January 24, 2014, compared to 56.8% at October 25, 2013 and 51.3% at January 25, 2013. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018 to replace the previous $550,000 credit facility scheduled to expire December 31, 2014. Under certain circumstances we have the option to increase this credit facility to $1,000,000.

To further ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 24, 2014. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

We use derivative instruments with a number of counterparties principally to manage foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of January 24, 2014.

Share Repurchases – Weighted average common shares outstanding – diluted for the first quarter of 2014 were 87,641,304, down 4,756,124 from the same period in the prior year. During the quarter, we repurchased 974,700 shares for $69,178. On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date. As of January 24, 2014, 8,749,855 shares remained available for purchase under the authorization.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Three Months Ended
	January 24, 2014	January 25, 2013
Coatings Segment
Earnings before interest and taxes (EBIT)	$69,975	$74,340
Restructuring charges – cost of sales	4,265	—
Restructuring charges – operating expense	4,355	—
Adjusted EBIT	$78,595	$74,340

Paints Segment
EBIT	$30,997	$22,543
Restructuring charges – cost of sales	1,775	—
Restructuring charges – operating expense	1,044	—
Adjusted EBIT	$33,816	$22,543

Other and Administrative
EBIT	$(5,783)	$(4,302)
Restructuring charges – cost of sales	66	—
Restructuring charges – operating expense	301	—
Adjusted EBIT	$(5,416)	$(4,302)

Consolidated
Gross profit	$319,053	$294,351
Restructuring charges – cost of sales	6,106	—
Adjusted gross profit	$325,159	$294,351

Operating expense	$223,493	$200,820
Restructuring charges – operating expense	(5,700)	—
Adjusted operating expense	$217,793	$200,820

EBIT	$95,189	$92,581
Restructuring charges – total	11,806	—
Adjusted EBIT	$106,995	$92,581

Net income	$53,553	$55,029
After tax restructuring charges – total[1]	7,581	—
Adjusted net income	$61,134	$55,029

Net income per common share – diluted	$0.61	$0.60
Restructuring charges – total	0.09	—
Adjusted net income per common share – diluted	$0.70	$0.60

[1] The tax effect of restructuring and acquisition-related charges is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.

See Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.

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

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 25, 2013. There were no material changes to our critical accounting estimates in the first quarter of fiscal year 2014.

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

We are also subject to interest rate risk. At January 24, 2014, approximately 35.6% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 24, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 24, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 25, 2013.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 25, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable
(b)	Not applicable
(c)	We made the following repurchases of equity securities during the quarter ended January 24, 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
10/26/13 – 11/22/13
Repurchase program	340,000	$70.07	340,000	9,384,555
11/23/13 – 12/20/13
Repurchase program	215,000	70.73	215,000	9,169,555
12/21/13 – 1/24/14
Repurchase program	419,700	71.75	419,700	8,749,855
Other transactions[2]	42,269	70.87	—	—

[1]	On December 5, 2012, the board approved a share repurchase authorization of 15,000,000 shares, with no predetermined end date. On January 24, 2014, we had repurchased 6,250,145 shares.

[2]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Amended and Restated Credit Agreement, dated as of December 16, 2013, by and among the registrant, certain subsidiaries of the registrant, Wells Fargo Bank, National Association, as administrative agent for the lenders and an issuing bank and lender, Bank of America, N.A., as syndication agent and an issuing bank and lender, and certain other lenders (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2013)

31.1*	Section 302 Certification of the Chief Executive Officer

31.2*	Section 302 Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Label Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

* Filed electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 5, 2014	By	/s/Rolf Engh
Rolf Engh
Secretary

Date: March 5, 2014	By	/s/James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer