Form 10-Q
period 2014-04-25
VALSPAR CORP
filed 2014-06-04
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2014
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

As of May 27, 2014, The Valspar Corporation had 83,507,529 shares of common stock outstanding, excluding 34,935,095 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	April 25, 2014	October 25, 2013	April 26, 2013
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$116,503	$216,150	$228,309
Restricted cash	2,966	3,550	20,423
Accounts and notes receivable less allowance (4/25/14 – $14,694; 10/25/13 – $16,939; 4/26/13 – $10,609)	852,678	771,396	711,599
Inventories	497,579	438,982	432,837
Deferred income taxes	40,754	41,855	43,697
Prepaid expenses and other	112,018	108,357	94,810
TOTAL CURRENT ASSETS	1,622,498	1,580,290	1,531,675

GOODWILL	1,144,042	1,144,670	1,070,557
INTANGIBLES, NET	603,978	608,990	549,576
OTHER ASSETS	76,527	48,810	37,469
LONG-TERM DEFERRED INCOME TAXES	7,021	9,274	5,092

Property, plant and equipment, gross	1,679,475	1,630,641	1,436,354
Less accumulated depreciation	(1,041,379)	(997,166)	(883,092)
PROPERTY, PLANT AND EQUIPMENT, NET	638,096	633,475	553,262

TOTAL ASSETS	$4,092,162	$4,025,509	$3,747,631

NOTE: The Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	April 25, 2014	October 25, 2013	April 26, 2013
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$556,672	$441,165	$328,133
Current portion of long-term debt	—	—	31,615
Trade accounts payable	606,614	618,787	507,386
Income taxes	33,810	4,748	22,634
Other accrued liabilities	382,000	415,873	330,116
TOTAL CURRENT LIABILITIES	1,579,096	1,480,573	1,219,884

LONG-TERM DEBT, NET OF CURRENT PORTION	1,092,419	1,037,392	1,012,550
DEFERRED INCOME TAXES	238,664	242,387	217,137
OTHER LONG-TERM LIABILITIES	134,117	142,607	155,791
TOTAL LIABILITIES	3,044,296	2,902,959	2,605,362

STOCKHOLDERS’ EQUITY:
Common stock (par value – $0.50; authorized – 250,000,000 shares; shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	442,087	444,609	421,965
Retained earnings	1,744,315	1,648,980	1,531,713
Accumulated other comprehensive income (loss)	49,687	53,419	47,219
Less cost of common stock in treasury (4/25/14 – 34,677,821 shares; 10/25/13 – 32,648,667 shares; 4/26/13 – 30,514,962 shares)	(1,247,443)	(1,083,678)	(917,848)
TOTAL STOCKHOLDERS’ EQUITY	1,047,866	1,122,550	1,142,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,092,162	$4,025,509	$3,747,631

NOTE: The Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Net sales	$1,130,178	$1,031,219	$2,086,297	$1,906,461
Cost of sales	741,151	685,997	1,372,111	1,266,888
Restructuring charges – cost of sales	8,269	6,669	14,375	6,669
Gross profit	380,758	338,553	699,811	632,904
Research and development	35,585	34,161	66,143	66,435
Selling, general and administrative	201,512	171,221	388,747	339,767
Restructuring charges	587	2,651	6,287	2,651
Operating expenses	237,684	208,033	461,177	408,853
Income (loss) from operations	143,074	130,520	238,634	224,051
Interest expense	15,756	15,988	31,688	31,861
Other (income)/expense – net	318	27	689	977
Income (loss) before income taxes	127,000	114,505	206,257	191,213
Income taxes	41,041	37,597	66,745	59,276
Net income (loss)	$85,959	$76,908	$139,512	$131,937

Net income (loss) per common share – basic	$1.02	$0.87	$1.65	$1.48
Net income (loss) per common share – diluted	$0.99	$0.84	$1.60	$1.44

Average number of common shares outstanding
- basic	84,161,922	88,416,020	84,654,825	88,946,806
- diluted	86,523,938	91,165,745	87,081,533	91,781,907

Dividends paid per common share	$0.26	$0.23	$0.52	$0.46

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Net income (loss)	$85,959	$76,908	$139,512	$131,937
Other comprehensive income (loss)	(4,672)	(8,094)	(3,732)	(3,053)
Comprehensive income (loss)	$81,287	$68,814	$135,780	$128,884

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	April 25, 2014	April 26, 2013
OPERATING ACTIVITIES:
Net income (loss)	$139,512	$131,937
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	48,522	38,907
Amortization	4,112	3,270
Stock-based compensation	9,677	9,173
(Gain)/loss on asset divestitures	(3,020)	(1,602)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(84,361)	(31,227)
(Increase)/decrease in inventories and other assets	(89,808)	(86,744)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(52,701)	(56,189)
Increase/(decrease) in income taxes payable	20,890	8,277
Increase/(decrease) in other deferred liabilities	(952)	7,051
Other	(2,598)	(3,175)
Net Cash (Used In)/Provided By Operating Activities	(10,727)	19,678

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(50,621)	(30,105)
Acquisition of businesses, net of cash acquired	—	(34,811)
Divestiture of businesses	4,716	—
Cash proceeds on disposal of assets	1,525	6,211
(Increase)/decrease in restricted cash	585	(516)
Net Cash (Used In)/Provided By Investing Activities	(43,795)	(59,221)

FINANCING ACTIVITIES:
Net change in other borrowings	62,252	(5,752)
Net proceeds (repayments) of commercial paper	103,422	226,948
Proceeds from sale of treasury stock	7,532	15,008
Treasury stock purchases	(177,103)	(190,215)
Excess tax benefit from stock-based compensation	8,835	11,703
Dividends paid	(44,180)	(41,120)
Net Cash (Used In)/Provided By Financing Activities	(39,242)	16,572

Increase/(Decrease) in Cash and Cash Equivalents	(93,764)	(22,971)
Effect of exchange rate changes on Cash and Cash Equivalents	(5,883)	(2,047)

Cash and Cash Equivalents at Beginning of Period	216,150	253,327
Cash and Cash Equivalents at End of Period	$116,503	$228,309

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended April 25, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

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

NOTE 2 – ACQUISITIONS

On August 1, 2013, we purchased all the outstanding shares of Inver Holding S.r.l. (Inver Group) for total consideration of approximately $210,000, including the assumption of Inver Group’s existing debt. Inver Group is an Italian-based industrial coatings company serving customers in Italy, France, the UK, Germany and other countries. The acquisition strengthens our presence in the large European industrial coatings market and broadens our range of technologies for the general industrial product line. Inver Group had net sales of approximately $200,000 in 2012. The acquisition was recorded in our Coatings segment in the fourth quarter of fiscal year 2013 at fair value and an allocation of the purchase price has been completed, with the exception of certain tax items. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.

On December 28, 2012, we purchased Ace Hardware Corporation’s paint manufacturing business (Ace Paints), including two manufacturing facilities near Chicago, IL for approximately $35,000. We manufacture and supply paint to Ace Hardware Corporation for sale at Ace retail locations. The acquisition was recorded in our Paints segment at fair value and an allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.

Pro forma results of operations for the acquisitions noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

Our major classes of inventories consist of the following:

	April 25, 2014	October 25, 2013	April 26, 2013
Manufactured products	$316,652	$267,680	$267,673
Raw materials, supplies and work-in-progress	180,927	171,302	165,164
Total Inventories	$497,579	$438,982	$432,837

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of April 25, 2014 is $1,144,042, a decrease of $628 from the end of fiscal year 2013. The decrease was primarily due to foreign currency translation.

Total intangible asset amortization expense for the six months ended April 25, 2014 was $4,112, compared to $3,270 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of April 25, 2014 is expected to be approximately $9,000.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 5 – GUARANTEES AND CONTRACTUAL OBLIGATIONS

Furniture Protection Plans and Warranties: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified.

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

Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Six Months Ended
	April 25, 2014	April 26, 2013
Beginning balance, October	$78,818	$80,272
Additional net deferred revenue/accrual made during the period	7,355	7,139
Payments made during the period	(2,677)	(3,980)
Ending Balance	$83,496	$83,431

Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. The majority of our unconditional purchase obligations relate to the supply of raw materials and have a five-year term. The contracts require the purchase of minimum quantities of raw materials at current market prices. We have estimated our payment obligations under existing contracts using current market prices. Payments for contracts with remaining terms in excess of one year are summarized below:

April 25, 2014
Remainder of 2014	$—
2015	48,247
2016	75,007
2017	—
2018	—
Thereafter	—
Total	$123,254

Total payments relating to unconditional purchase obligations were approximately $17,645 and $32,659 in the three- and six-month periods ended April 25, 2014, respectively, compared to $8,752 and $21,089 in the three- and six-month periods ended April 26, 2013, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 – FAIR VALUE MEASUREMENT

We measure certain assets and liabilities at fair value and disclose the fair value of certain assets and liabilities recorded at cost in the Condensed Consolidated Financial Statements on both a recurring and non-recurring basis. Fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. Transfers of instruments between levels are recorded based on end of period values. There were no transfers between levels for all periods presented. The three levels are defined as follows:

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

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	April 25, 2014	Level 1	Level 2	Level 3
Assets
Cash equivalents	$2,334	$2,334	$—	$—
Restricted cash [1]	2,966	2,966	—	—
Total Assets	$5,300	$5,300	$—	$—

Liabilities
Foreign currency contracts [2]	$492	$—	$492	$—
Total Liabilities	$492	$—	$492	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 25, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$69,671	$69,671	$—	$—
Restricted cash [1]	3,550	3,550	—	—
Total Assets	$73,221	$73,221	$—	$—

Liabilities
Foreign currency contracts [2]	$145	$—	$145	$—
Total Liabilities	$145	$—	$145	$—

[1]	Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

[2]

In the Condensed Consolidated Balance Sheets, foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position. The fair market value was estimated using observable market data for similar financial instruments. See Note 7 for additional information on derivative financial instruments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	April 26, 2013	Level 1	Level 2	Level 3
Assets
Cash equivalents	$65,886	$65,886	$—	$—
Restricted cash [1]	20,423	20,423	—	—
Foreign currency contracts[2]	56	—	56	—
Total Assets	$86,365	$86,309	$56	$—

[1]	Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

[2]

In the Condensed Consolidated Balance Sheets, foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position. The fair market value was estimated using observable market data for similar financial instruments. See Note 7 for additional information on derivative financial instruments.

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	April 25, 2014	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,095,964	$1,095,964	$—	$—
Non-publicly traded debt	648,787	—	648,787	—
Total Debt	$1,744,751	$1,095,964	$648,787	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 25, 2013	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,097,309	$1,097,309	$—	$—
Non-publicly traded debt	478,557	—	478,557	—
Total Debt	$1,575,866	$1,097,309	$478,557	$—

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	April 26, 2013	Level 1	Level 2	Level 3
Debt [3]
Publicly traded debt	$1,156,643	$1,156,643	$—	$—
Non-publicly traded debt	371,876	—	371,876	—
Total Debt	$1,528,519	$1,156,643	$371,876	$—

[3]

Debt is recorded at carrying value of $1,649,091, $1,478,557 and $1,372,298 on the Condensed Consolidated Balance Sheet as of April 25, 2014, October 25, 2013 and April 26, 2013, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.

Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of an acquisition, as well as property, plant and equipment when the planned use of the asset changes. See Note 2 for additional information on our acquisitions and Note 15 for additional information on restructuring.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of April 25, 2014.

At April 25, 2014, we had $16,289 notional amount of foreign currency contracts that mature during fiscal year 2014. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Statement of Operations when the underlying hedged item is realized. At April 26, 2013, we had $5,864 and $2,572 notional amount of foreign currency contracts maturing in fiscal year 2013 and 2014, respectively. There was no material ineffectiveness related to these hedges during the quarter or year-to-date periods ended April 25, 2014 or April 26, 2013.

At April 25, 2014 and April 26, 2013, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of April 25, 2014 and April 26, 2013 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and loss are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt.

Our derivative assets and liabilities subject to fair value measurement (see Note 6) include the following:

	Fair Value at April 25, 2014	Fair Value at October 25, 2013	Fair Value at April 26, 2013
Assets
Prepaid expenses and other
Foreign currency contracts	$—	$—	$56
Total Assets	$—	$—	$56
Liabilities
Accrued liabilities other
Foreign currency contracts	$492	$145	$—
Total Liabilities	$492	$145	$—

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three and six months ended April 25, 2014 and April 26, 2013, respectively, are as follows:

Three Months Ended April 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(94)	Other income / (expense), net	$(105)
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$225	Total	$(424)

Three Months Ended April 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$61	Other income / (expense), net	$97
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$380	Total	$(222)

[1]

Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Six Months Ended April 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(347)	Other income / (expense), net	$(221)
Treasury lock contracts	639	Interest expense	(639)
Total derivatives designated as cash flow hedges	$292	Total	$(860)

Six Months Ended April 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$41	Other income / (expense), net	$42
Treasury lock contracts	638	Interest expense	(638)
Total derivatives designated as cash flow hedges	$679	Total	$(596)

[1]

Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the year-to-date derivative activity.

NOTE 8 – DEBT

Debt consists of the following:

	April 25, 2014	October 25, 2013	April 26, 2013
Short-term debt	$556,672	$441,165	$328,133
Current portion of long-term debt	—	—	31,615
Long-term debt	1,092,419	1,037,392	1,012,550
Total Debt	$1,649,091	$1,478,557	$1,372,298

The increase in total debt from October 25, 2013 was primarily due to commercial paper and revolving credit facility borrowings to fund share repurchases, capital expenditures, and seasonal cash flow requirements.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 25, 2014. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We maintain an unsecured revolving credit facility with a syndicate of banks. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018. This facility replaced the previous $550,000 credit facility that was scheduled to expire December 31, 2014.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 9 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $4,673 ($2,883 after tax) and $9,677 ($5,970 after tax) for the three and six months ended April 25, 2014, respectively, compared to $1,219 ($789 after tax) and $9,173 ($5,884 after tax) for the three and six months ended April 26, 2013, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.

The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 25,	April 26,	April 25,	April 26,
	2014	2013	2014	2013
Service cost	$1,091	$1,157	$2,181	$2,562
Interest cost	3,711	3,300	7,411	6,645
Expected return on plan assets	(4,972)	(4,935)	(9,931)	(9,876)
Amortization of prior service cost	120	112	240	224
Recognized actuarial (gain)/loss	1,548	2,375	3,091	4,832
Net Periodic Benefit Cost	$1,498	$2,009	$2,992	$4,387

The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Service cost	$38	$60	$76	$120
Interest cost	95	90	190	180
Amortization of prior service cost	(32)	(32)	(64)	(64)
Recognized actuarial (gain)/loss	92	117	184	234
Net Periodic Benefit Cost	$193	$235	$386	$470

NOTE 11 – INCOME TAXES

At October 25, 2013, we had a $15,363 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $14,485 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the first quarter of fiscal year 2014, we recorded a $1,200 income tax benefit related to a lapse in the statute of limitations for certain foreign unrecognized tax benefits. No adjustments to the unrecognized tax benefits were recorded during the second quarter of fiscal year 2014. There were no material adjustments to our recorded liability for unrecognized tax benefits during the first quarter and second quarter of fiscal year 2013. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 25, 2013, we had accrued approximately $4,461 of interest and penalties relating to unrecognized tax benefits.

The effective tax rate for the six months ended April 25, 2014 was approximately 32.4%, compared to 31.0% for the six months ended April 26, 2013. The increase was primarily due to changes in the discrete expenses and benefits recorded in each of those periods. During the first quarter of fiscal year 2014, we recorded tax expense of $300 relating to foreign tax law changes. During the first quarter of fiscal year 2013, we recorded a $1,750 income tax benefit related to the retroactive extension of the U.S. Research and Development Credit and a $1,260 benefit for changes in the prior-year tax accrual estimates. A $1,000 income tax benefit was recorded during the second quarter of fiscal year 2014 related to foreign tax incentives. We did not record any discrete tax items in the second quarter of fiscal year 2013.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three and six months ended April 25, 2014 and April 26, 2013:

	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Basic
Net income (loss)	$85,959	$76,908	$139,512	$131,937
Weighted-average common shares outstanding – basic	84,161,922	88,416,020	84,654,825	88,946,806
Net Income (Loss) per Common Share – Basic	$1.02	$0.87	$1.65	$1.48
Diluted
Net income (loss)	$85,959	$76,908	$139,512	$131,937
Weighted-average common shares outstanding – basic	84,161,922	88,416,020	84,654,825	88,946,806
Diluted effect of stock options and unvested restricted stock	2,362,016	2,749,725	2,426,708	2,835,101
Equivalent average common shares outstanding – diluted	86,523,938	91,165,745	87,081,533	91,781,907
Net Income (Loss) per Common Share – Diluted	$0.99	$0.84	$1.60	$1.44

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 264,238 and 283,504 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 25, 2014, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 256,251 and 227,728 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 26, 2013, respectively, as inclusion of these shares would have been antidilutive.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and six months ended April 25, 2014 and April 26, 2013:

Three Months Ended April 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 24, 2014	$132,876	$(69,217)	$(9,300)	$54,359
Other comprehensive income before reclassifications	(6,502)	—	(199)	(6,701)
Amounts reclassified from accumulated other comprehensive income	$—	$1,728	$301	$2,029
Balance, April 25, 2014	$126,374	$(67,489)	$(9,198)	$49,687

Three Months Ended April 26, 2013	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 25, 2013	$164,475	$(99,407)	$(9,755)	$55,313
Other comprehensive income (loss), net of tax	(8,351)	—	257	(8,094)
Balance, April 26, 2013	$156,124	$(99,407)	$(9,498)	$47,219

[1]	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

[2]	Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.

[3]	Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 and $246 for the three- and six-months ended April 25, 2014.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Six Months Ended April 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(7,229)	—	(568)	(7,797)
Amounts reclassified from accumulated other comprehensive income	$—	$3,451	$614	$4,065
Balance, April 25, 2014	$126,374	$(67,489)	$(9,198)	$49,687

Six Months Ended April 26, 2013	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	(3,486)	—	433	(3,053)
Balance, April 26, 2013	$156,124	$(99,407)	$(9,498)	$47,219

[1]	We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

[2]	Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.

[3]	Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 and $246 for the three- and six-months ended April 25, 2014.

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

Amounts related to pension and post-retirement medical adjustments are reclassified to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows (in thousands):

Three Months Ended April 25, 2014
Cost of sales	$668
Research and Development	220
Selling, General and Administrative	840
Total Before Income Taxes	$1,728

Six Months Ended April 25, 2014
Cost of sales	$1,341
Research and Development	442
Selling, General and Administrative	1,668
Total Before Income Taxes	$3,451

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
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and six months ended April 25, 2014 and April 26, 2013 are as follows:

	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Net Sales
Coatings	$602,599	$536,699	$1,151,184	$1,034,315
Paints	471,830	437,954	833,235	767,033
Other and Administrative	98,872	98,159	188,587	179,776
Less Intersegment Sales	(43,123)	(41,593)	(86,709)	(74,663)
Total Net Sales	$1,130,178	$1,031,219	$2,086,297	$1,906,461

EBIT
Coatings	$98,047	$80,236	$168,022	$154,576
Paints	50,423	52,902	81,420	75,445
Other and Administrative	(5,714)	(2,645)	(11,497)	(6,947)
Total EBIT	142,756	130,493	237,945	223,074
Interest Expense	15,756	15,988	31,688	31,861
Income Before Income Taxes	$127,000	$114,505	$206,257	$191,213

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments. Certain insignificant products formerly classified in the Paints segment are now classified in the Coatings segment.

NOTE 15 – RESTRUCTURING

Restructuring charges in fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business, and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. These restructuring activities resulted in pre-tax charges of $8,856 and $20,662 in the three and six months ended April 25, 2014, respectively, and $9,320 for the three and six months ended April 26, 2013. Restructuring activities resulted in pre-tax charges of $36,433 for the full fiscal year 2013. Included in restructuring charges are non-cash asset impairment charges of $2,579 and $7,844 for the three and six months ended April 25, 2014, respectively, and $442 for the three and six months ended April 26, 2013. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

The following restructuring charges by segment were recorded in the 2014 and 2013 periods:

Six Months Ended April 25, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 4/25/2014
Coatings
Severance and employee benefits	$18,899	$3,968	$(7,756)	$15,111
Asset impairments	—	6,373	(6,373)	—
Exit costs (consulting/site clean-up)	119	918	(920)	117
Total Coatings	19,018	11,259	(15,049)	15,228
Paints
Severance and employee benefits	6,118	6,316	(4,297)	8,137
Asset impairments	—	1,471	(1,471)	—
Exit costs (consulting/site clean-up)	2,196	1,368	(1,377)	2,187
Total Paints	8,314	9,155	(7,145)	10,324
Other and Administrative
Severance and employee benefits	1,791	248	(1,512)	527
Total Other and Administrative	1,791	248	(1,512)	527
Total	$29,123	$20,662	$(23,706)	$26,079

Six Months Ended April 26, 2013	Liability Beginning Balance 10/26/2012	Expense	Payments and Other Activity	Liability Ending Balance 4/26/2013
Coatings
Severance and employee benefits	$2,234	$2,725	$(169)	$4,790
Exit costs (consulting/site clean-up)	390	—	(189)	201
Total Coatings	2,624	2,725	(358)	4,991
Paints
Severance and employee benefits	2,104	5,806	(2,797)	5,113
Asset impairments	—	381	(381)	—
Exit costs (consulting/site clean-up)	3,984	—	(856)	3,128
Total Paints	6,088	6,187	(4,034)	8,241
Other and Administrative
Severance and employee benefits	297	300	(144)	453
Asset impairments	—	61	(61)	—
Exit costs (consulting/site clean-up)	—	47	(47)	—
Total Other and Administrative	297	408	(252)	453
Total	$9,009	$9,320	$(4,644)	$13,685

The ending liability balance at April 25, 2014 and April 26, 2013 is included in other accrued liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations. For the three months ended April 25, 2014, $8,269 was charged to cost of sales, $15 was recorded to research and development (R&D) expenses and $572 was charged to selling, general and administrative (SG&A) expenses. For the six months ended April 25, 2014, $14,375 was charged to cost of sales, $15 was recorded to research and development (R&D) expenses and $6,272 was charged to selling, general and administrative (SG&A) expenses. For the three and six months ended April 26, 2013, $6,669 was charged to cost of sales, $241 was recorded to research and development (R&D) expenses and $2,410 was charged to selling, general and administrative (SG&A) expenses.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 25, 2014
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of our fiscal year 2016, with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. This new guidance will not affect our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued guidance on classification of an unrecognized tax benefit. An unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carry-forward or other tax credit carry-forward when settlement in this manner is available under the tax law. The change is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which means the first quarter of our fiscal year 2015, and is to be applied prospectively. We do not expect the adoption of this accounting guidance to have an effect on our consolidated financial statements.

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

We operate in over 25 countries, and approximately 46% of our total net sales for the first six months of 2014 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

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

RESULTS OF OPERATIONS
Overview
Net sales grew 9.6% for the second quarter of 2014, primarily due to growth with existing and new customers, as well as the impact of our 2013 acquisition of Inver Holdings S.r.l. (Inver Group). Gross profit as a percent of sales increased to 33.7% from 32.8% primarily due to improved productivity and sales mix. Operating expenses as a percent of net sales increased to 21.0% from 20.2% driven by investments to support our growth initiatives, primarily in the Paints segment, and higher incentive compensation in the current quarter. Net income as a percent of sales increased slightly to 7.6% from 7.5%.

Restructuring
Restructuring charges in the second quarter of fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business (Ace Paints), and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. We expect the majority of the restructuring activities commenced in fiscal year 2013 and fiscal year 2014 to be completed by the end of fiscal year 2014. These restructuring activities resulted in pre-tax charges of $8,856 or $0.08 per share and $20,662 or $0.17 per share in the three and six months ended April 25, 2014, and we expect the total pre-tax cost of all restructuring activities to be approximately $32,000 to $38,000 or $0.27 to $0.32 per share in fiscal 2014. These restructuring activities resulted in pre-tax charges of $9,320 or $0.07 per share in the three and six months ended April 26, 2013. Restructuring activities resulted in pre-tax charges of $36,433 for the full fiscal year 2013. Included in restructuring charges are non-cash asset impairment charges of $2,579 and $7,844 for the three and six months ended April 25, 2014, respectively, and $442 for the three and six months ended April 26, 2013. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition and Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per-share impact of restructuring charges.

Financial Results
The following tables present selected financial data for the three and six months ended April 25, 2014 and April 26, 2013.

Net Sales	Three Months Ended			Six Months Ended
	April 25, 2014	April 26, 2013	% Change	April 25, 2014	April 26, 2013	% Change
Coatings	$602,599	$536,699	12.3%	$1,151,184	$1,034,315	11.3%
Paints	471,830	437,954	7.7%	833,235	767,033	8.6%
Other and Administrative	55,749	56,566	(1.4)%	101,878	105,113	(3.1)%
Consolidated Net Sales	$1,130,178	$1,031,219	9.6%	$2,086,297	$1,906,461	9.4%

•

Consolidated Net Sales – Consolidated net sales for the second quarter of 2014 increased 9.6%, including a negative impact of 1.7% from foreign currency and a positive impact of 5.5% from the Inver Group acquisition. Year-to-date consolidated net sales increased 9.4%, including a negative impact of 1.5% from foreign currency and a positive impact of 6.3% from the Inver Group and Ace Paints acquisitions. Excluding foreign currency exchange and acquisitions, the increase in sales in both periods was primarily due to growth with existing and new customers in both our Coatings and Paints segments.

•

Coatings Segment Net Sales – Our Coatings segment net sales for the second quarter of 2014 increased 12.3%, including a negative impact of 1.5% from foreign currency and a positive impact of 10.6% from our Inver acquisition. Year-to-date, our Coatings segment net sales increased 11.3%, including a negative impact of 1.2% from foreign currency and a positive impact of 10.7% from our Inver Group acquisition. Excluding foreign currency and the acquisition, the increase in sales in both periods was due to new business wins in all product lines, as well as growth in our wood product line due to continuing improvement in the North American housing market, partially offset by declines in our general industrial and coil product lines due to soft end markets in North America.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Paints Segment Net Sales – Our Paints segment net sales for the second quarter of 2014 increased 7.7%, including a negative impact of 2.2% from foreign currency. Excluding foreign currency, the increase in sales was driven by growth with existing and new customers in all regions and growth in our home improvement channel in North America, partially offset by higher promotional spending to support new initiatives. Year-to-date, our Paints segment net sales increased 8.6%, including a negative impact of 2.1% from foreign currency and a positive impact of 1.1% from our Ace Paints acquisition. Excluding foreign currency exchange and the acquisition, the increase in sales was driven by new business in all regions, growth in our home improvement channel in North America and higher sales in China.

•

Other and Administrative Net Sales –The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the second quarter of 2014 decreased 1.4%, including the positive impact of 0.3% from foreign currency. Year-to-date Other and Administrative net sales decreased 3.1%, including the positive impact of 0.2% from foreign currency. The lower sales in both periods were primarily due to lower sales in resins.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Consolidated Gross Profit	$380,758	$338,553	$699,811	$632,904
As a percent of Net Sales	33.7%	32.8%	33.5%	33.2%

•

Gross Profit – The gross profit rate increased compared to the second quarter and year-to-date periods of the prior year, primarily driven by improved productivity and a positive change in sales mix, partially offset by promotional allowances to support growth initiatives, lower initial margins on our strategic acquisitions and higher restructuring charges in fiscal year 2014. Restructuring charges of $8,269 or 0.7% of net sales, and $14,375 or 0.7% of net sales, were included in the second quarter and year-to-date of 2014, respectively. Restructuring charges of $6,669 or 0.6% of net sales, and $6,669 or 0.3% of net sales, were included in the second quarter and year-to-date of 2013, respectively.

Operating Expenses [1]	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Consolidated Operating Expenses	$237,684	$208,033	$461,177	$408,853
As a percent of Net Sales	21.0%	20.2%	22.1%	21.4%

[1]	Includes research and development, selling, general and administrative and restructuring costs. For breakout, see Condensed Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased $29,651 or 14.3% compared to the second quarter of 2013. Year-to-date consolidated operating expenses increased $52,324 or 12.8% compared to the prior year period. The increase in both periods was primarily due to investments to support our growth initiatives, the effect of our 2013 Inver Group acquisition and higher incentive compensation, partially offset by continued productivity improvements primarily due to our previously completed restructuring actions. Restructuring charges of $587 or 0.0% of net sales, and $6,287 or 0.3% of net sales, were included in the second quarter and year-to-date of 2014, respectively. Restructuring charges of $2,651 or 0.2% of net sales, and $2,651 or 0.1% of net sales, were included in the second quarter and year-to-date of 2013, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

EBIT [1]	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Coatings	$98,047	$80,236	$168,022	$154,576
As a percent of Net Sales	16.3%	14.9%	14.6%	14.9%
Paints	$50,423	$52,902	$81,420	$75,445
As a percent of Net Sales	10.7%	12.1%	9.8%	9.8%
Other and Administrative	$(5,714)	$(2,645)	$(11,497)	$(6,947)
As a percent of Net Sales	(10.2)%	(4.7)%	(11.3)%	(6.6)%
Consolidated EBIT	$142,756	$130,493	$237,945	$223,074
As a percent of Net Sales	12.6%	12.7%	11.4%	11.7%

[1]	We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the second quarter of 2014 increased $12,263 or 9.4% from the prior year. Year-to-date EBIT increased $14,871 or 6.7% from the prior year. Restructuring charges of $8,856 or 0.8% of net sales, and $20,662 or 1.0% of net sales, were included in the second quarter and year-to-date of 2014, respectively. Restructuring charges of $9,320 or 0.9% of net sales, and $9,320 or 0.5% of net sales, were included in the second quarter and year-to-date of 2013, respectively. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.

•

Coatings Segment EBIT – EBIT as a percent of net sales for the second quarter increased primarily due to improved productivity, partially offset by slightly higher raw material costs and the effect of the Inver Group acquisition. Year-to-date EBIT as a percentage of net sales decreased primarily due to higher restructuring costs, the effect of the Inver Group acquisition and unfavorable mix, partially offset by improved productivity. Restructuring charges of $2,639 or 0.4% of net sales, and $11,259 or 1.0% of net sales, were included in the second quarter and year-to-date of 2014, respectively. Restructuring charges of $2,725 or 0.5% of net sales, and $2,725 or 0.3% of net sales, were included in the second quarter and year-to-date of 2013, respectively.

•

Paints Segment EBIT – EBIT as a percent of net sales for the second quarter decreased primarily due to investments to support growth initiatives and higher incentive compensation, partially offset by a positive change in sales mix and improved productivity. Year-to-date EBIT as a percentage of net sales was flat compared to prior year primarily due to improvements in sales mix and productivity, offset by investments to support growth initiatives, higher incentive compensation accruals and increased restructuring charges. Restructuring charges of $6,336 or 1.3% of net sales, and $9,155 or 1.1% of net sales, were included in the second quarter and year-to-date of 2014, respectively. Restructuring charges of $6,187 or 1.4% of net sales, and $6,187 or 0.8% of net sales, were included in the second quarter and year-to-date of 2013, respectively.

•

Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the second quarter and year-to-date periods was unfavorable compared to the second quarter and year-to-date of 2013 primarily due to higher incentive compensation accruals.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Consolidated Interest Expense	$15,756	$15,988	$31,688	$31,861

•	Interest Expense – Interest expense was down compared to the second quarter and year-to-date periods of 2013 due to lower average interest rates, partially offset by higher average debt levels.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Effective Tax Rate	32.3%	32.8%	32.4%	31.0%

•

Effective Tax Rate –The lower second quarter 2014 effective tax rate was due to higher discrete tax benefits this year, partially offset by changes in tax law. The higher tax rate for the year-to-date period of 2014 is due to changes in tax law and lower discrete benefits compared to 2013.

Net Income	Three Months Ended			Six Months Ended
	April 25, 2014	April 26, 2013	% Change	April 25, 2014	April 26, 2013	% Change
Consolidated Net Income	$85,959	$76,908	11.8%	$139,512	$131,937	5.7%

FINANCIAL CONDITION
We had $116,503 in cash and cash equivalents and $574,095 in unused committed bank credit facilities, providing total committed liquidity of $690,598 at the end of our 2014 second quarter, compared to $643,667 at the end of fiscal year 2013. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal. As of April 25, 2014, $111,645 of the $116,503 of cash (on the Condensed Consolidated Balance Sheets) was held by foreign subsidiaries.

We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets.

Cash Flow – Cash and cash equivalents decreased $99,637 during the first six months of 2014. Cash used in operations was $10,727 for the six months ended April 25, 2014, compared to cash provided by operations of $19,678 for the same period last year. We are in a use position due to increases in receivables driven by the timing of sales in the quarter, payments made for growth initiatives and payments made for restructuring during the period.

During the first half of 2014, we used our borrowing capacity and cash on hand to fund $177,103 in share repurchases, $50,621 in capital expenditures and our seasonal working capital needs. We used cash on hand to fund $44,180 in dividend payments.

Debt and Capital Resources – Our debt classified as current was $556,672 at April 25, 2014 compared to $441,165 and $359,748 at October 25, 2013 and April 26, 2013, respectively. The ratio of total debt to capital was 61.1% at April 25, 2014, compared to 56.8% at October 25, 2013 and 54.6% at April 26, 2013. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018 to replace the previous $550,000 credit facility scheduled to expire December 31, 2014. Under certain circumstances we have the option to increase this credit facility to $1,000,000.

To further ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 25, 2014. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of April 25, 2014.

Share Repurchases – Weighted-average common shares outstanding – diluted for the second quarter of 2014 were 86,523,938, down 4,641,807 from the same period in the prior year. During the quarter, we repurchased 1,489,536 shares for $107,925. Year-to-date we have repurchased 2,464,236 shares for $177,103. On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date. As of April 25, 2014, 7,260,319 shares remained available for purchase under the new authorization.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Three Months Ended		Six Months Ended
	April 25, 2014	April 26, 2013	April 25, 2014	April 26, 2013
Coatings Segment
Earnings before interest and taxes (EBIT)	$98,047	$80,236	$168,022	$154,576
Restructuring charges – cost of sales	2,468	2,414	6,733	2,414
Restructuring charges – operating expense	171	311	4,526	311
Adjusted EBIT	$100,686	$82,961	$179,281	$157,301

Paints Segment
EBIT	$50,423	$52,902	$81,420	$75,445
Restructuring charges – cost of sales	5,828	4,255	7,603	4,255
Restructuring charges – operating expense	508	1,932	1,552	1,932
Adjusted EBIT	$56,759	$59,089	$90,575	$81,632

Other and Administrative
EBIT	$(5,714)	$(2,645)	$(11,497)	$(6,947)
Restructuring charges – cost of sales	(27)	—	39	—
Restructuring charges – operating expense	(92)	408	209	408
Adjusted EBIT	$(5,833)	$(2,237)	$(11,249)	$(6,539)

Consolidated
Gross profit	$380,758	$338,553	$699,811	$632,904
Restructuring charges – cost of sales	8,269	6,669	14,375	6,669
Adjusted gross profit	$389,027	$345,222	$714,186	$639,573

Operating expense	$237,684	$208,033	$461,177	$408,853
Restructuring charges – operating expense	(587)	(2,651)	(6,287)	(2,651)
Adjusted operating expense	$237,097	$205,382	$454,890	$406,202

EBIT	$142,756	$130,493	$237,945	$223,074
Restructuring charges – total	8,856	9,320	20,662	9,320
Adjusted EBIT	$151,612	$139,813	$258,607	$232,394

Net income	$85,959	$76,908	$139,512	$131,937
After tax restructuring charges – total[1]	6,661	6,415	14,242	6,415
Adjusted net income	$92,620	$83,323	$153,754	$138,352

Net income per common share – diluted	$0.99	$0.84	$1.60	$1.44
Restructuring charges – total	0.08	0.07	0.17	0.07
Adjusted net income per common share – diluted	$1.07	$0.91	$1.77	$1.51

[1]	The tax effect of restructuring and acquisition-related charges is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.

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

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 25, 2013. There were no material changes to our critical accounting estimates in the second quarter of fiscal year 2014.

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

We are also subject to interest rate risk. At April 25, 2014, approximately 39.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 25, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended April 25, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          (a) Not applicable
          (b) Not applicable
          (c) We made the following repurchases of equity securities during the quarter ended April 25, 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
1/25/14 – 2/21/14
Repurchase program	492,248	$70.98	492,248	8,257,607
2/22/14 – 3/21/14
Repurchase program	460,000	74.25	460,000	7,797,607
3/22/14 – 4/25/14
Repurchase program	537,288	72.18	537,288	7,260,319
Other transactions[2]	1,243	70.37	—	—

[1]	On December 5, 2012, the board approved a share repurchase authorization of 15,000,000 shares, with no predetermined end date. On April 25, 2014, we had repurchased 7,739,681 shares.

[2]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Adoption Agreement for The Valspar Corporation Nonqualified Deferred Compensation Plan, dated effective as of April 1, 2014 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2014)

10.2

The Valspar Corporation Nonqualified Deferred Compensation Plan, dated effective as of April 1, 2014 (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on May 15, 2014)

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

THE VALSPAR CORPORATION

Date: June 4, 2014	By	/s/ Rolf Engh
Rolf Engh
Secretary

Date: June 4, 2014	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and
Administrative Officer