Form 10-Q
period 2014-07-25
VALSPAR CORP
filed 2014-09-03
CIK 102741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 25, 2014
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

As of August 26, 2014, The Valspar Corporation had 82,860,012 shares of common stock outstanding, excluding 35,582,612 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q

for the Quarter Ended July 25, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	July 25, 2014	October 25, 2013	July 26, 2013
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$146,505	$216,150	$349,142
Restricted cash	3,121	3,550	13,539
Accounts and notes receivable less allowance (7/25/14 - $13,221; 10/25/13 - $16,939; 7/26/13 - $9,176)	870,954	771,396	716,033
Inventories	526,438	438,982	416,749
Deferred income taxes	40,057	41,855	37,791
Prepaid expenses and other	101,275	108,357	102,656
TOTAL CURRENT ASSETS	1,688,350	1,580,290	1,635,910

GOODWILL	1,145,730	1,144,670	1,065,071
INTANGIBLES, NET	602,516	608,990	549,468
OTHER ASSETS	93,035	48,810	32,595
LONG-TERM DEFERRED INCOME TAXES	7,098	9,274	4,903

Property, plant and equipment, gross	1,695,943	1,630,641	1,423,795
Less accumulated depreciation	(1,052,874)	(997,166)	(868,227)
PROPERTY, PLANT AND EQUIPMENT, NET	643,069	633,475	555,568

TOTAL ASSETS	$4,179,798	$4,025,509	$3,843,515

NOTE: The Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	July 25, 2014	October 25, 2013	July 26, 2013
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$553,557	$441,165	$412,394
Current portion of long-term debt	4,500	—	3,661
Trade accounts payable	655,933	618,787	575,667
Income taxes	32,026	4,748	29,835
Other accrued liabilities	424,408	415,873	338,352
TOTAL CURRENT LIABILITIES	1,670,424	1,480,573	1,359,909

LONG-TERM DEBT, NET OF CURRENT PORTION	1,077,921	1,037,392	1,012,550
DEFERRED INCOME TAXES	241,037	242,387	208,928
OTHER LONG-TERM LIABILITIES	134,568	142,607	155,676
TOTAL LIABILITIES	3,123,950	2,902,959	2,737,063

STOCKHOLDERS’ EQUITY:
Common stock (par value – $0.50; authorized – 250,000,000 shares; shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	438,135	444,609	420,823
Retained earnings	1,820,486	1,648,980	1,605,335
Accumulated other comprehensive income (loss)	53,968	53,419	14,310
Less cost of common stock in treasury (7/25/14 - 35,414,799 shares; 10/25/13 - 32,648,667 shares; 7/26/13 - 31,432,963 shares)	(1,315,961)	(1,083,678)	(993,236)
TOTAL STOCKHOLDERS’ EQUITY	1,055,848	1,122,550	1,106,452

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,179,798	$4,025,509	$3,843,515

NOTE: The Balance Sheet at October 25, 2013 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Net sales	$1,203,062	$1,089,013	$3,289,359	$2,995,474
Cost of sales	783,068	718,000	2,155,179	1,984,888
Restructuring charges - cost of sales	3,302	1,652	17,677	8,321
Gross profit	416,692	369,361	1,116,503	1,002,265
Research and development	34,285	31,849	100,428	98,284
Selling, general and administrative	219,527	180,342	608,274	520,109
Restructuring charges	4,351	838	10,638	3,489
Acquisition-related charges	—	758	—	758
Operating expenses	258,163	213,787	719,340	622,640
Income (loss) from operations	158,529	155,574	397,163	379,625
Interest expense	16,137	16,000	47,825	47,861
Other (income)/expense - net	1,812	1,065	2,501	2,042
Income (loss) before income taxes	140,580	138,509	346,837	329,722
Income taxes	42,747	44,701	109,492	103,977
Net income (loss)	$97,833	$93,808	$237,345	$225,745

Net income (loss) per common share - basic	$1.18	$1.08	$2.82	$2.55
Net income (loss) per common share - diluted	$1.14	$1.04	$2.74	$2.48

Average number of common shares outstanding
- basic	83,194,913	87,227,248	84,168,188	88,373,620
- diluted	85,477,072	89,910,681	86,547,612	91,163,437

Dividends paid per common share	$0.26	$0.23	$0.78	$0.69

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Net income (loss)	$97,833	$93,808	$237,345	$225,745
Other comprehensive income (loss)	4,281	(32,909)	549	(35,962)
Comprehensive income (loss)	$102,114	$60,899	$237,894	$189,783

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(DOLLARS IN THOUSANDS)

	Nine Months Ended
	July 25, 2014	July 26, 2013
OPERATING ACTIVITIES:
Net income (loss)	$237,345	$225,745
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	68,058	57,128
Amortization	6,194	4,900
Stock-based compensation	13,901	12,783
(Gain)/loss on asset divestitures	(2,719)	(518)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	(102,521)	(44,460)
(Increase)/decrease in inventories and other assets	(124,636)	(85,822)
Increase/(decrease) in trade accounts payable and other accrued liabilities	41,743	29,831
Increase/(decrease) in income taxes payable	18,804	5,706
Increase/(decrease) in other deferred liabilities	1,400	7,757
Other	(6,111)	(3,447)
Net Cash (Used In)/Provided By Operating Activities	151,458	209,603

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(75,880)	(67,311)
Acquisition of businesses, net of cash acquired	—	(34,811)
Divestiture of businesses	4,716	—
Cash proceeds on disposal of assets	1,541	6,235
(Increase)/decrease in restricted cash	430	6,367
Net Cash (Used In)/Provided By Investing Activities	(69,193)	(89,520)

FINANCING ACTIVITIES:
Net change in borrowings	53,724	71,775
Net proceeds (repayments) of commercial paper	96,415	208,956
Proceeds from sale of treasury stock	15,606	23,253
Treasury stock purchases	(258,246)	(276,003)
Excess tax benefit from stock-based compensation	13,718	16,673
Dividends paid	(65,886)	(61,306)
Net Cash (Used In)/Provided By Financing Activities	(144,669)	(16,652)

Increase/(Decrease) in Cash and Cash Equivalents	(62,404)	103,431
Effect of exchange rate changes on Cash and Cash Equivalents	(7,241)	(7,616)

Cash and Cash Equivalents at Beginning of Period	216,150	253,327
Cash and Cash Equivalents at End of Period	$146,505	$349,142

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 25, 2014 are not necessarily indicative of the results that may be expected for the year ending October 31, 2014.

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

Pro forma results of operations for the acquisitions noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

Our major classes of inventories consist of the following:

	July 25, 2014	October 25, 2013	July 26, 2013
Manufactured products	$331,743	$267,680	$250,399
Raw materials, supplies and work-in-progress	194,695	171,302	166,350
Total Inventories	$526,438	$438,982	$416,749

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of July 25, 2014 is $1,145,730, an increase of $1,060 from the end of fiscal year 2013. The increase was primarily due to foreign currency translation.

Total intangible asset amortization expense for the nine months ended July 25, 2014 was $6,194, compared to $4,900 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of July 25, 2014 is expected to be approximately $8,500.

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

Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Nine Months Ended
	July 25, 2014	July 26, 2013
Beginning balance, October	$78,818	$80,272
Additional net deferred revenue/accrual made during the period	8,933	5,420
Payments made during the period	(4,751)	(5,981)
Ending Balance	$83,000	$79,711

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

July 25, 2014
Remainder of 2014	$—
2015	33,236
2016	74,216
2017	1,849
2018	—
Thereafter	—
Total	$109,301

Total payments relating to unconditional purchase obligations were approximately $16,041 and $48,700 in the three- and nine-month periods ended July 25, 2014, respectively, compared to $13,114 and $34,203 in the three- and nine-month periods ended July 26, 2013, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 6 – FAIR VALUE MEASUREMENT

We measure certain assets and liabilities at fair value and disclose the fair value of certain assets and liabilities recorded at cost in the Condensed Consolidated Financial Statements on both a recurring and non-recurring basis. Fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. Transfers of instruments between levels are recorded based on end of period values. There were no transfers between levels for all periods presented. The three levels are defined as follows:

•	Level 1: Observable inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities.
•	Level 2: Observable inputs based on quoted prices for similar assets and liabilities in active markets, or quoted prices for identical assets and liabilities in inactive markets.
•	Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at July 25, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,619	$18,619	$—	$—
Restricted cash[1]	3,121	3,121	—	—
Total Assets	$21,740	$21,740	$—	$—
Liabilities
Foreign currency contracts[2]	$338	$—	$338	$—
Total Liabilities	$338	$—	$338	$—

	Fair Value at October 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$69,671	$69,671	$—	$—
Restricted cash[1]	3,550	3,550	—	—
Total Assets	$73,221	$73,221	$—	$—
Liabilities
Foreign currency contracts[2]	$145	$—	$145	$—
Total Liabilities	$145	$—	$145	$—

1 Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

2 In the Condensed Consolidated Balance Sheets, foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position. The fair market value was estimated using observable market data for similar financial instruments. See Note 7 for additional information on derivative financial instruments.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fair Value at July 26, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$90,023	$90,023	$—	$—
Restricted cash[1]	13,539	13,539	—	—
Foreign currency contracts[2]	94	—	94	—
Total Assets	$103,656	$103,562	$94	$—

1 Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

2 In the Condensed Consolidated Balance Sheets, foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position. The fair market value was estimated using observable market data for similar financial instruments. See Note 7 for additional information on derivative financial instruments.

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at July 25, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,101,814	$1,101,814	$—	$—
Non-publicly traded debt	635,604	—	635,604	—
Total Debt	$1,737,418	$1,101,814	$635,604	$—

	Fair Value at October 25, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,097,309	$1,097,309	$—	$—
Non-publicly traded debt	478,557	—	478,557	—
Total Debt	$1,575,866	$1,097,309	$478,557	$—

	Fair Value at July 26, 2013	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,099,837	$1,099,837	$—	$—
Non-publicly traded debt	428,093	—	428,093	—
Total Debt	$1,527,930	$1,099,837	$428,093	$—

3 Debt is recorded at carrying value of $1,635,978, $1,478,557 and $1,428,605 on the Condensed Consolidated Balance Sheet as of July 25, 2014, October 25, 2013 and July 26, 2013, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 8 for additional information on debt.

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

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of July 25, 2014.

At July 25, 2014, we had $8,211 and $5,828 notional amount of foreign currency contracts that mature during fiscal year 2014 and 2015, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Condensed Consolidated Statement of Operations when the underlying hedged item is realized. At July 26, 2013, we had $2,895 and $2,572 notional amount of foreign currency contracts maturing in fiscal year 2013 and 2014, respectively. There was no material ineffectiveness related to these hedges during the quarter or year-to-date periods ended July 25, 2014 or July 26, 2013.

At July 25, 2014 and July 26, 2013, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of July 25, 2014 and July 26, 2013 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and losses are reclassified ratably from accumulated other comprehensive income (loss) to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt.

Our derivative assets and liabilities subject to fair value measurement (see Note 6) include the following:

	Fair Value at July 25, 2014	Fair Value at October 25, 2013	Fair Value at July 26, 2013
Assets
Prepaid expenses and other
Foreign currency contracts	$—	$—	$94
Total Assets	$—	$—	$94
Liabilities
Accrued liabilities other
Foreign currency contracts	$338	$145	$—
Total Liabilities	$338	$145	$—

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three and nine months ended July 25, 2014 and July 26, 2013, respectively, are as follows:

Three Months Ended July 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$154	Other income / (expense), net	$(15)
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$473	Total	$(334)

1 Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the quarterly derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Three Months Ended July 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$38	Other income / (expense), net	$42
Treasury lock contracts	320	Interest expense	(320)
Total derivatives designated as cash flow hedges	$358	Total	$(278)

Nine Months Ended July 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(193)	Other income / (expense), net	$(236)
Treasury lock contracts	958	Interest expense	(958)
Total derivatives designated as cash flow hedges	$765	Total	$(1,194)

Nine Months Ended July 26, 2013	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$79	Other income / (expense), net	$84
Treasury lock contracts	958	Interest expense	(958)
Total derivatives designated as cash flow hedges	$1,037	Total	$(874)

1 Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the year-to-date derivative activity.

NOTE 8 – DEBT

Debt consists of the following:

	July 25, 2014	October 25, 2013	July 26, 2013
Short-term debt	$553,557	$441,165	$412,394
Current portion of long-term debt	4,500	—	3,661
Long-term debt	1,077,921	1,037,392	1,012,550
Total Debt	$1,635,978	$1,478,557	$1,428,605

The increase in total debt from October 25, 2013 was primarily due to commercial paper and revolving credit facility borrowings to fund share repurchases and capital expenditures, partially offset by cash flow from operating activities.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 25, 2014. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

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

NOTE 9 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $4,520 ($2,788 after tax) and $13,901 ($8,575 after tax) for the three and nine months ended July 25, 2014, respectively, compared to $3,610 ($2,361 after tax) and $12,783 ($8,245 after tax) for the three and nine months ended July 26, 2013, respectively.

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.

The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Service cost	$1,097	$1,147	$3,278	$3,709
Interest cost	3,728	3,281	11,139	9,926
Expected return on plan assets	(4,994)	(4,915)	(14,925)	(14,791)
Amortization of prior service cost	120	112	360	336
Recognized actuarial (gain)/loss	1,552	2,372	4,643	7,204
Net Periodic Benefit Cost	$1,503	$1,997	$4,495	$6,384

The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Service cost	$38	$60	$114	$180
Interest cost	95	90	285	270
Amortization of prior service cost	(32)	(32)	(96)	(96)
Recognized actuarial (gain)/loss	92	117	276	351
Net Periodic Benefit Cost	$193	$235	$579	$705

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11 – INCOME TAXES

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Effective Tax Rate	30.4%	32.3%	31.6%	31.5%

The lower third quarter 2014 effective tax rate was due to improvement in the geographic mix of earnings and tax incentives. The slightly higher effective tax rate for the year-to-date period of 2014 was due to lower discrete benefits versus the previous period, offset by improvement in the geographic mix of earnings and tax incentives.

The effective tax rate for the nine months ended July 25, 2014 is lower than the U.S. federal statutory rate of 35.0% primarily due to the earnings in foreign jurisdictions, which are taxed at rates lower than the U.S. federal statutory rate and tax incentives.

At October 25, 2013, we had a $15,363 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $14,485 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 25, 2013, we had accrued approximately $4,461 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first quarter, second quarter, or third quarter of fiscal years 2013 and 2014.

NOTE 12 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three and nine months ended July 25, 2014 and July 26, 2013:

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Basic
Net income (loss)	$97,833	$93,808	$237,345	$225,745
Weighted-average common shares outstanding – basic	83,194,913	87,227,248	84,168,188	88,373,620
Net Income (Loss) per Common Share – Basic	$1.18	$1.08	$2.82	$2.55
Diluted
Net income (loss)	$97,833	$93,808	$237,345	$225,745
Weighted-average common shares outstanding – basic	83,194,913	87,227,248	84,168,188	88,373,620
Diluted effect of stock options and unvested restricted stock	2,282,159	2,683,433	2,379,424	2,789,817
Equivalent average common shares outstanding – diluted	85,477,072	89,910,681	86,547,612	91,163,437
Net Income (Loss) per Common Share – Diluted	$1.14	$1.04	$2.74	$2.48

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. If we are in a net loss position, these shares are excluded as they are antidilutive. Potential common shares of 192,595 and 276,031 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 25, 2014, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 118,383 and 256,716 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 26, 2013, respectively, as inclusion of these shares would have been antidilutive.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and nine months ended July 25, 2014 and July 26, 2013:

Three Months Ended July 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, April 25, 2014	$126,374	$(67,489)	$(9,198)	$49,687
Other comprehensive income before reclassifications	2,199	—	139	2,338
Amounts reclassified from accumulated other comprehensive income	—	1,732	211	1,943
Balance, July 25, 2014	$128,573	$(65,757)	$(8,848)	$53,968

Three Months Ended July 26, 2013	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, April 26, 2013	$156,124	$(99,407)	$(9,498)	$47,219
Other comprehensive income (loss), net of tax	(33,144)	—	235	(32,909)
Balance, July 26, 2013	$122,980	$(99,407)	$(9,263)	$14,310

1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.

3 Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 and $369 for the three- and nine-months ended July 25, 2014.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Nine Months Ended July 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(5,030)	—	(429)	(5,459)
Amounts reclassified from accumulated other comprehensive income	—	5,183	825	6,008
Balance, July 25, 2014	$128,573	$(65,757)	$(8,848)	$53,968

Nine Months Ended July 26, 2013	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	(36,630)	—	668	(35,962)
Balance, July 26, 2013	$122,980	$(99,407)	$(9,263)	$14,310

1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.

3 Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 and $369 for the three- and nine-months ended July 25, 2014.

Amounts related to financial instruments are reclassified from accumulated other comprehensive income (loss) to net income based on the nature of the instrument. Gains and losses on foreign currency contracts are reclassified to other expense (income) in the Condensed Consolidated Statement of Operations when the underlying hedged item is realized. Unamortized gains and losses on treasury lock contracts are reclassified ratably to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. See Note 7 for further information on financial instrument reclassifications.

Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

Three Months Ended July 25, 2014
Cost of sales	$678
Research and Development	221
Selling, General and Administrative	833
Total Before Income Taxes	$1,732

Nine Months Ended July 25, 2014
Cost of sales	$2,019
Research and Development	663
Selling, General and Administrative	2,501
Total Before Income Taxes	$5,183

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

The Paints segment aggregates our consumer paints and automotive refinish product lines. Consumer paint products include interior and exterior decorative paints, stains, primers, varnishes, high performance floor paints and specialty decorative products, such as enamels, aerosols and faux finishes primarily distributed for the do-it-yourself and professional markets in Australia, China, Europe and North America. Automotive paint products include refinish paints and aerosol spray paints sold through automotive refinish distributors, body shops and automotive supply distributors and retailers in many countries around the world.

Our remaining activities are included in Other and Administrative. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as related products and furniture protection plans. Also included within Other and Administrative are our corporate administrative expenses. The administrative expenses include expenses not directly allocated to any other reportable segment.

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and nine months ended July 25, 2014 and July 26, 2013 are as follows:

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Net Sales
Coatings	$666,358	$572,837	$1,817,542	$1,607,152
Paints	474,039	454,969	1,307,274	1,222,002
Other and Administrative	109,854	99,761	298,441	279,537
Less Intersegment Sales	(47,189)	(38,554)	(133,898)	(113,217)
Total Net Sales	$1,203,062	$1,089,013	$3,289,359	$2,995,474

EBIT
Coatings	$114,874	$99,026	$282,896	$253,602
Paints	43,224	50,761	124,644	126,206
Other and Administrative	(1,381)	4,722	(12,878)	(2,225)
Total EBIT	156,717	154,509	394,662	377,583
Interest Expense	16,137	16,000	47,825	47,861
Income Before Income Taxes	$140,580	$138,509	$346,837	$329,722

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments. Certain insignificant products formerly classified in the Paints segment are now classified in the Coatings segment.

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15 – RESTRUCTURING

Restructuring charges in fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business, and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. These restructuring activities resulted in pre-tax charges of $7,653 and $28,315 in the three and nine months ended July 25, 2014, respectively, and $2,490 and $11,810 for the three and nine months ended July 26, 2013, respectively. Restructuring activities resulted in pre-tax charges of $36,433 for the full fiscal year 2013. Included in restructuring charges are non-cash asset impairment charges of $(636) and $7,208 for the three and nine months ended July 25, 2014, respectively, and $495 and $937 for the three and nine months ended July 26, 2013, respectively. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition.

The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

The following restructuring charges by segment were recorded in the 2014 and 2013 periods:

Nine Months Ended July 25, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 7/25/2014
Coatings
Severance and employee benefits	$18,899	$9,685	$(14,340)	$14,244
Asset impairments	—	5,751	(5,751)	—
Exit costs (consulting/site clean-up)	119	2,968	(2,970)	117
Total Coatings	19,018	18,404	(23,061)	14,361
Paints
Severance and employee benefits	6,118	6,304	(10,841)	1,581
Asset impairments	—	1,457	(1,457)	—
Exit costs (consulting/site clean-up)	2,196	1,874	(1,886)	2,184
Total Paints	8,314	9,635	(14,184)	3,765
Other and Administrative
Severance and employee benefits	1,791	276	(1,349)	718
Total Other and Administrative	1,791	276	(1,349)	718
Total	$29,123	$28,315	$(38,594)	$18,844

THE VALSPAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

The ending liability balance at July 25, 2014 and July 26, 2013 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. The restructuring expenses recorded are included in the Condensed Consolidated Statements of Operations. For the three months ended July 25, 2014, $3,302 was charged to cost of sales, $1,285 was recorded to research and development (R&D) expenses and $3,066 was charged to selling, general and administrative (SG&A) expenses. For the nine months ended July 25, 2014, $17,677 was charged to cost of sales, $1,300 was recorded to research and development (R&D) expenses and $9,338 was charged to selling, general and administrative (SG&A) expenses. For the three months ended July 26, 2013, $1,652 was charged to cost of sales, $106 was recorded to research and development (R&D) expenses and $732 was charged to selling, general and administrative (SG&A) expenses. For the nine months ended July 26, 2013, $8,321 was charged to cost of sales, $347 was recorded to research and development (R&D) expenses and $3,142 was charged to selling, general and administrative (SG&A) expenses.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and will also result in enhanced disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018, and either full retrospective adoption or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.

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

JULY 25, 2014

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

We operate in over 25 countries, and approximately 46% of our total net sales for the first nine months of 2014 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

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

RESULTS OF OPERATIONS

Overview

Net sales grew 10.5% for the third quarter of 2014, primarily due to growth with existing and new customers, as well as the impact of our 2013 acquisition of Inver Holdings S.r.l. (Inver Group). Gross profit as a percent of net sales increased to 34.6% from 33.9% primarily due to improved productivity. Operating expenses as a percent of net sales increased to 21.5% from 19.6% driven by investments to support our growth initiatives, primarily in the Paints segment, and higher incentive compensation and restructuring charges in the current quarter. Net income as a percent of net sales decreased slightly to 8.1% from 8.6%.

Restructuring

Restructuring charges in the third quarter of fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business (Ace Paints), and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, and (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions. We expect the majority of the restructuring activities commenced in fiscal year 2013 and fiscal year 2014 to be completed by the end of fiscal year 2014. These restructuring activities resulted in pre-tax charges of $7,653 or $0.07 per share and $28,315 or $0.23 per share in the three and nine months ended July 25, 2014, respectively, and we expect the total pre-tax cost of all restructuring activities to be approximately $32,000 to $38,000 or $0.27 to $0.32 per share in fiscal 2014. These restructuring activities resulted in pre-tax charges of $2,490 or $0.02 per share and $11,810 or $0.09 per share in the three and nine months ended July 26, 2013, respectively. Restructuring activities resulted in pre-tax charges of $36,433 for the full fiscal year 2013. Included in restructuring charges are non-cash asset impairment charges of $(636) and $7,208 for the three and nine months ended July 25, 2014, respectively, and $495 and $937 for the three and nine months ended July 26, 2013, respectively. See Note 2 in Notes to Condensed Consolidated Financial Statements for further information on our Inver Group acquisition and Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per-share impact of restructuring charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Financial Results

The following tables present selected financial data for the three and nine months ended July 25, 2014 and July 26, 2013.

Net Sales	Three Months Ended			Nine Months Ended
	July 25, 2014	July 26, 2013	% Change	July 25, 2014	July 26, 2013	% Change
Coatings	$666,358	$572,837	16.3%	$1,817,542	$1,607,152	13.1%
Paints	474,039	454,969	4.2%	1,307,274	1,222,002	7.0%
Other and Administrative	62,665	61,207	2.4%	164,543	166,320	(1.1)%
Consolidated Net Sales	$1,203,062	$1,089,013	10.5%	$3,289,359	$2,995,474	9.8%

•	Consolidated Net Sales – Consolidated net sales for the third quarter of 2014 increased 10.5%, including a negative impact of 0.5% from foreign currency and a positive impact of 5.4% from the Inver Group acquisition. Year-to-date consolidated net sales increased 9.8%, including a negative impact of 1.1% from foreign currency and a positive impact of 5.9% from the Inver Group and Ace Paints acquisitions. Excluding foreign currency exchange and acquisitions, the increase in sales in both periods was primarily due to growth with existing and new customers in both the Coatings and Paints segments.
•	Coatings Segment Net Sales – Our Coatings segment net sales for the third quarter of 2014 increased 16.3%, including a negative impact of 0.4% from foreign currency and a positive impact of 10.2% from our Inver Group acquisition. Net sales increased in all significant product lines, driven by the addition of new business. Year-to-date, our Coatings segment net sales increased 13.1%, including a negative impact of 0.9% from foreign currency and a positive impact of 10.6% from our Inver Group acquisition. Excluding foreign currency and the acquisition, the increase in sales was due to growth with new and existing customers in all significant product lines, partially offset by declines experienced in the first half of the year in our coil product line due to unfavorable weather conditions.
•	Paints Segment Net Sales – Our Paints segment net sales for the third quarter of 2014 increased 4.2%, including a negative impact of 0.7% from foreign currency. Year-to-date, our Paints segment net sales increased 7.0%, including a negative impact of 1.6% from foreign currency and a positive impact of 0.7% from our Ace Paints acquisition. Excluding foreign currency and the acquisition, the increase in sales in both periods was due to growth with existing and new customers in all regions, driven by growth in our home improvement channel in North America and higher sales in China and Europe, partially offset by higher promotional spending to support new initiatives.
•	Other and Administrative Net Sales –The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the third quarter of 2014 increased 2.4%, including the positive impact of 0.8% from foreign currency. The increase was primarily due to resins. Year-to-date Other and Administrative net sales decreased 1.1%, including the positive impact of 0.4% from foreign currency. The decrease was primarily due to resins.

Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Consolidated Gross Profit	$416,692	$369,361	$1,116,503	$1,002,265
As a percent of Net Sales	34.6%	33.9%	33.9%	33.5%

•	Gross Profit – The gross profit rate increased compared to the third quarter and year-to-date periods of the prior year, primarily driven by improved productivity and positive changes in sales mix, partially offset by promotional and customer rebate allowances, lower initial margins on our strategic acquisitions and higher restructuring charges in fiscal year 2014. Restructuring charges of $3,302 or 0.3% of net sales, and $17,677 or 0.5% of net sales, were included in the third quarter and year-to-date of 2014, respectively. Restructuring charges of $1,652 or 0.2% of net sales, and $8,321 or 0.3% of net sales, were included in the third quarter and year-to-date of 2013, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operating Expenses[1]	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Consolidated Operating Expenses	$258,163	$213,787	$719,340	$622,640
As a percent of Net Sales	21.5%	19.6%	21.9%	20.8%

1 Includes research and development, selling, general and administrative, restructuring costs and acquisition-related charges. For breakout, see Condensed Consolidated Statements of Operations.

•	Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased $44,376 or 20.8% compared to the third quarter of 2013. Year-to-date consolidated operating expenses increased $96,700 or 15.5% compared to the prior year period. The increase in both periods was primarily due to investments to support our growth initiatives, the effect of our 2013 Inver Group acquisition, higher incentive compensation and higher restructuring charges in fiscal year 2014, partially offset by continued productivity improvements primarily due to our previously completed restructuring actions. Restructuring charges of $4,351 or 0.4% of net sales, and $10,638 or 0.3% of net sales, were included in the third quarter and year-to-date of 2014, respectively. Restructuring charges of $838 or 0.1% of net sales, and $3,489 or 0.1% of net sales, were included in the third quarter and year-to-date of 2013, respectively. There were no acquisition-related charges in the third quarter or year-to-date of 2014. Acquisition-related charges of $758 or 0.1% of net sales and $758 or 0.0% of net sales were included in the third quarter and year-to-date of 2013.
EBIT[2]	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Coatings	$114,874	$99,026	$282,896	$253,602
As a percent of Net Sales	17.2%	17.3%	15.6%	15.8%
Paints	$43,224	$50,761	$124,644	$126,206
As a percent of Net Sales	9.1%	11.2%	9.5%	10.3%
Other and Administrative	$(1,381)	$4,722	$(12,878)	$(2,225)
As a percent of Net Sales	(2.2)%	7.7%	(7.8)%	(1.3)%
Consolidated EBIT	$156,717	$154,509	$394,662	$377,583
As a percent of Net Sales	13.0%	14.2%	12.0%	12.6%

2 We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

•	Consolidated EBIT – EBIT for the third quarter of 2014 increased $2,208 or 1.4% from the prior year. Year-to-date EBIT increased $17,079 or 4.5% from the prior year. Restructuring charges of $7,653 or 0.6% of net sales, and $28,315 or 0.9% of net sales, were included in the third quarter and year-to-date of 2014, respectively. Restructuring charges of $2,490 or 0.2% of net sales, and $11,810 or 0.4% of net sales, were included in the third quarter and year-to-date of 2013, respectively. There were no acquisition-related charges in the third quarter or year-to-date of 2014. Acquisition-related charges of $758 or 0.1% of net sales and $758 or 0.0% of net sales were included in the third quarter and year-to-date of 2013. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below.
•	Coatings Segment EBIT – EBIT as a percent of net sales for the third quarter decreased primarily due to higher restructuring costs, the effect of the Inver Group acquisition and increased incentive compensation, partially offset by improved productivity due to our recently completed restructuring actions and a positive change in sales mix. Year-to-date EBIT as a percentage of net sales decreased primarily due to higher restructuring costs, the effect of the Inver Group acquisition and increased customer rebate allowances and incentive compensation, partially offset by improved productivity due to our recently completed restructuring actions. Restructuring charges of $7,145 or 1.1% of net sales, and $18,404 or 1.0% of net sales, were included in the third quarter and year-to-date of 2014, respectively. Restructuring charges of $1,242 or 0.2% of net sales, and $3,967 or 0.2% of net sales, were included in the third quarter and year-to-date of 2013, respectively. There were no acquisition-related charges in the third quarter or year-to-date of 2014. Acquisition-related charges of $758 or 0.1% of net sales and $758 or 0.0% of net sales were included in the third quarter and year-to-date of 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•	Paints Segment EBIT – EBIT as a percent of net sales for the third quarter and year-to-date periods decreased due to investments to support growth initiatives including promotional spending and increased incentive compensation, partially offset by a positive change in sales mix and improved productivity. Restructuring charges of $480 or 0.1% of net sales, and $9,635 or 0.7% of net sales, were included in the third quarter and year-to-date of 2014, respectively. Restructuring charges of $1,490 or 0.3% of net sales, and $7,677 or 0.6% of net sales, were included in the third quarter and year-to-date of 2013, respectively.
•	Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the third quarter and year-to-date periods was unfavorable compared to the third quarter and year-to-date of 2013, primarily due to higher incentive compensation accruals.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Consolidated Interest Expense	$16,137	$16,000	$47,825	$47,861

•         Interest Expense – In both periods lower average interest rates were mostly offset by higher debt levels.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Effective Tax Rate	30.4%	32.3%	31.6%	31.5%

•	Effective Tax Rate –The lower third quarter 2014 effective tax rate was due to improvement in the geographic mix of earnings and tax incentives. The slightly higher tax rate for the year-to-date period of 2014 was due to lower discrete benefits versus the previous period, offset by improvement in the geographic mix of earnings and tax incentives.

Net Income	Three Months Ended			Nine Months Ended
	July 25, 2014	July 26, 2013	% Change	July 25, 2014	July 26, 2013	% Change
Consolidated Net Income	$97,833	$93,808	4.3%	$237,345	$225,745	5.1%

FINANCIAL CONDITION

We had $146,505 in cash and cash equivalents and $511,103 in unused committed bank credit facilities, providing total committed liquidity of $657,608 at the end of our 2014 third quarter, compared to $643,667 at the end of fiscal year 2013. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal. As of July 25, 2014, $128,181 of the $146,505 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries.

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

 ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Cash Flow – Cash and cash equivalents decreased $69,645 during the first nine months of 2014. Cash provided by operations was $151,458 for the nine months ended July 25, 2014, compared to cash provided by operations of $209,603 for the same period last year. Cash provided by operations decreased due to increases in working capital in the quarter, investments in growth initiatives and payments made for restructuring during the period. Working capital increases were driven by higher accounts receivable due to the sales mix and higher inventories to support our growth initiatives.

During the first nine months of 2014, we used our borrowing capacity and cash on hand to fund $258,246 in share repurchases, $75,880 in capital expenditures and our seasonal working capital needs. We used cash on hand to fund $65,886 in dividend payments.

Debt and Capital Resources – Our debt classified as current was $558,057 at July 25, 2014 compared to $441,165 and $416,055 at October 25, 2013 and July 26, 2013, respectively. Total debt was $1,635,978 at July 25, 2014 compared to $1,478,557 and $1,428,605 at October 25, 2013 and July 26, 2013, respectively. The increase in total debt from October 25, 2013 was primarily due to commercial paper and revolving credit facility borrowings to fund share repurchases and capital expenditures, partially offset by cash flow from operating activities. The ratio of total debt to capital was 60.8% at July 25, 2014, compared to 56.8% at October 25, 2013 and 56.4% at July 26, 2013. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018 to replace the previous $550,000 credit facility scheduled to expire December 31, 2014. Under certain circumstances we have the option to increase this credit facility to $1,000,000.

To further ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification. Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 25, 2014. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of July 25, 2014.

Share Repurchases – Weighted-average common shares outstanding – diluted for the third quarter of 2014 were 85,477,072, down 4,433,609 from the same period in the prior year. During the quarter, we repurchased 1,080,022 shares for $81,143. Year-to-date we have repurchased 3,544,258 shares for $258,246. On December 5, 2012, the board approved a new share repurchase authorization of 15,000,000 shares, with no predetermined end date. As of July 25, 2014, 6,180,297 shares remained available for purchase under the new authorization.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Three Months Ended		Nine Months Ended
	July 25, 2014	July 26, 2013	July 25, 2014	July 26, 2013
Coatings Segment
Earnings before interest and taxes (EBIT)	$114,874	$99,026	$282,896	$253,602
Restructuring charges – cost of sales	2,776	163	9,509	2,577
Restructuring charges – operating expense	4,369	1,079	8,895	1,390
Acquisition-related charges – operating expense	—	758	—	758
Adjusted EBIT	$122,019	$101,026	$301,300	$258,327

Paints Segment
EBIT	$43,224	$50,761	$124,644	$126,206
Restructuring charges – cost of sales	499	1,489	8,102	5,744
Restructuring charges – operating expense	(19)	1	1,533	1,933
Adjusted EBIT	$43,704	$52,251	$134,279	$133,883

Other and Administrative
EBIT	$(1,381)	$4,722	$(12,878)	$(2,225)
Restructuring charges – cost of sales	27	—	66	—
Restructuring charges – operating expense	1	(242)	210	166
Adjusted EBIT	$(1,353)	$4,480	$(12,602)	$(2,059)

Consolidated
Gross profit	$416,692	$369,361	$1,116,503	$1,002,265
Restructuring charges – cost of sales	3,302	1,652	17,677	8,321
Adjusted gross profit	$419,994	$371,013	$1,134,180	$1,010,586

Operating expense	$258,163	$213,787	$719,340	$622,640
Restructuring charges – operating expense	(4,351)	(838)	(10,638)	(3,489)
Acquisition-related charges – operating expense	—	(758)	—	(758)
Adjusted operating expense	$253,812	$212,191	$708,702	$618,393

EBIT	$156,717	$154,509	$394,662	$377,583
Restructuring charges – total	7,653	2,490	28,315	11,810
Acquisition-related charges – total	—	758	—	758
Adjusted EBIT	$164,370	$157,757	$422,977	$390,151

Net income	$97,833	$93,808	$237,345	$225,745
After tax restructuring charges – total[1]	5,616	1,853	19,858	8,268
After tax acquisition-related charges – total[1]	—	758	—	758
Adjusted net income	$103,449	$96,419	$257,203	$234,771

Net income per common share – diluted	$1.14	$1.04	$2.74	$2.48
Restructuring charges – total	0.07	0.02	0.23	0.09
Acquisition-related charges – total	—	0.01	—	0.01
Adjusted net income per common share – diluted	$1.21	$1.07	$2.97	$2.58

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

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 25, 2013. There were no material changes to our critical accounting estimates in the third quarter of fiscal year 2014.

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

We are also subject to interest rate risk. At July 25, 2014, approximately 38.9% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 25, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 25, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) We made the following repurchases of equity securities during the quarter ended July 25, 2014:

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]
4/26/14 – 5/23/14
Repurchase program	275,022	$72.99	275,022	6,985,297
5/24/14 – 6/20/14
Repurchase program	362,500	$75.21	362,500	6,622,797
6/21/14 – 7/25/14
Repurchase program	442,500	$76.32	442,500	6,180,297
Other transactions[2]	4,419	$75.45	—	—

1 On December 5, 2012, the board approved a share repurchase authorization of 15,000,000 shares, with no predetermined end date. On July 25, 2014, we had repurchased 8,819,703 shares.

2 Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

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

THE VALSPAR CORPORATION

Date: September 3, 2014	By	/s/ Rolf Engh
Rolf Engh
Secretary

Date: September 3, 2014	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer