Form 10-Q
period 2015-01-30
VALSPAR CORP
filed 2015-03-11
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1101 3rd Street South, Minneapolis, Minnesota	55415
(Address of principal executive offices)	(Zip Code)

(612) 851-7000
(Registrant’s telephone number, including area code)

901 3rd Avenue South, Minneapolis MN 55402
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

As of March 3, 2015, The Valspar Corporation had 81,247,575 shares of common stock outstanding, excluding 37,195,049 shares held in treasury. We had no other classes of stock outstanding.

THE VALSPAR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	January 30,	October 31,	January 24,
ASSETS	2015	2014	2014
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$191,766	$128,203	$192,591
Restricted cash	2,720	2,868	3,241
Accounts and notes receivable less allowance (1/30/15 - $10,671; 10/31/14 - $10,585; 1/24/14 - $16,857)	747,800	840,447	669,975
Inventories	511,171	486,262	504,151
Deferred income taxes	29,805	28,898	40,440
Prepaid expenses and other	109,636	90,579	117,452
TOTAL CURRENT ASSETS	1,592,898	1,577,257	1,527,850

GOODWILL	1,103,225	1,125,824	1,147,356
INTANGIBLES, NET	587,960	592,512	611,374
OTHER ASSETS	93,707	83,072	56,237
LONG-TERM DEFERRED INCOME TAXES	7,017	10,184	6,835

Property, plant and equipment, gross	1,580,038	1,629,753	1,650,065
Less accumulated depreciation	(957,984)	(984,651)	(1,017,153)
PROPERTY, PLANT AND EQUIPMENT, NET	622,054	645,102	632,912

TOTAL ASSETS	$4,006,861	$4,033,951	$3,982,564

NOTE: The Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS’ EQUITY	January 30, 2015	October 31, 2014	January 24, 2014
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$193,702	$443,854	$540,162
Current portion of long-term debt	162,502	162,502	—
Trade accounts payable	578,954	600,875	593,777
Income taxes	36,731	26,017	12,307
Other accrued liabilities	364,463	471,173	358,238
TOTAL CURRENT LIABILITIES	1,336,352	1,704,421	1,504,484

LONG-TERM DEBT, NET OF CURRENT PORTION	1,350,081	950,035	1,012,354
DEFERRED INCOME TAXES	218,914	219,261	240,679
OTHER LONG-TERM LIABILITIES	138,749	149,143	135,666
TOTAL LIABILITIES	3,044,096	3,022,860	2,893,183

STOCKHOLDERS’ EQUITY:
Common stock (par value – $0.50; authorized –
250,000,000 shares; shares issued, including shares in
treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	457,124	458,409	443,564
Retained earnings	1,986,399	1,907,001	1,680,309
Accumulated other comprehensive income (loss)	(72,236)	(19,670)	54,359
Less cost of common stock in treasury (1/30/15 - 36,900,588 shares; 10/31/14 - 36,229,538 shares; 1/24/14 - 33,433,761 shares)	(1,467,742)	(1,393,869)	(1,148,071)
TOTAL STOCKHOLDERS’ EQUITY	962,765	1,011,091	1,089,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,006,861	$4,033,951	$3,982,564

NOTE: The Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	January 30, 2015	January 24, 2014
Net sales	$1,014,669	$979,117
Cost of sales	676,528	653,958
Restructuring charges - cost of sales	4,849	6,106
Gross profit	333,292	319,053
Research and development	32,602	30,558
Selling, general and administrative	189,641	187,235
Restructuring charges	1,694	5,700
Operating expenses	223,937	223,493
Gain on sale of certain assets	48,001	—
Income (loss) from operations	157,356	95,560
Interest expense	16,315	15,932
Other (income)/expense - net	(965)	371
Income (loss) before income taxes	142,006	79,257
Income taxes	38,032	25,704
Net income (loss)	$103,974	$53,553

Net income (loss) per common share - basic	$1.27	$0.63
Net income (loss) per common share - diluted	$1.24	$0.61

Average number of common shares outstanding
- basic	81,724,627	85,147,728
- diluted	83,866,879	87,641,304

Dividends paid per common share	$0.30	$0.26

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 30,	January 24,
	2015	2014
Net income (loss)	$103,974	$53,553
Other comprehensive income (loss)	(52,566)	940
Comprehensive income (loss)	$51,408	$54,493

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 30, 2015	January 24, 2014
OPERATING ACTIVITIES:
Net income (loss)	$103,974	$53,553
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	21,744	26,098
Amortization	2,157	2,044
Stock-based compensation	3,266	5,004
(Gain)/loss on asset divestitures	(47,952)	(2,857)
Changes in certain assets and liabilities, net of effects of acquired businesses:
(Increase)/decrease in accounts and notes receivable	56,656	102,823
(Increase)/decrease in inventories and other assets	(78,469)	(81,254)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(89,009)	(93,130)
Increase/(decrease) in income taxes payable	5,077	407
Increase/(decrease) in other deferred liabilities	3,893	(3,914)
Other	(4,659)	543
Net Cash (Used In)/Provided By Operating Activities	(23,322)	9,317

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(17,839)	(20,991)
Acquisition of businesses, net of cash acquired	(1,599)	—
Divestiture of businesses	54,552	4,716
Cash proceeds on disposal of assets	650	23
(Increase)/decrease in restricted cash	148	309
Net Cash (Used In)/Provided By Investing Activities	35,912	(15,943)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	500,000	—
Payments of debt	(113,938)	(25,016)
Net change in borrowings	3,987	2,106
Net proceeds (repayments) of commercial paper	(234,894)	93,419
Proceeds from stock options exercised	3,189	1,588
Treasury stock purchases	(83,582)	(69,178)
Excess tax benefit from stock-based compensation	7,768	5,154
Dividends paid	(24,574)	(22,226)
Net Cash (Used In)/Provided By Financing Activities	57,956	(14,153)

Increase/(Decrease) in Cash and Cash Equivalents	70,546	(20,779)
Effect of exchange rate changes on Cash and Cash Equivalents	(6,983)	(2,780)

Cash and Cash Equivalents at Beginning of Period	128,203	216,150
Cash and Cash Equivalents at End of Period	$191,766	$192,591

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 30, 2015 are not necessarily indicative of the results that may be expected for the year ending October 30, 2015.

Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. In the first quarter of 2015, we changed our policy on the classification of freight costs on shipments to our customers to properly reflect such costs as cost of sales in the Condensed Consolidated Statements of Operations. This change is reflected in all periods presented and the effect on first quarter 2015 and 2014 results was to increase both net sales and cost of sales by approximately $22,700 and $23,000, respectively. Reclassifications had no effect on net income (loss), cash flows or stockholders’ equity as previously reported.

The Condensed Consolidated Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 31, 2014.

NOTE 2 – DIVESTITURE

On December 17, 2014, we completed the divestiture of a non-strategic specialty product offering in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. We recorded the sale in the first quarter of 2015 and recorded a pre-tax gain of approximately $48,001 to income from operations.

Pro forma results of operations for the divestiture noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES

Our major classes of inventories consist of the following:

	January 30, 2015	October 31, 2014	January 24, 2014
Manufactured products	$329,921	$314,354	$321,615
Raw materials, supplies and work-in-progress	181,250	171,908	182,536
Total Inventories	$511,171	$486,262	$504,151

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

The carrying amount of goodwill as of January 30, 2015 is $1,103,225, a decrease of $22,599 from the end of fiscal year 2014. The decrease was primarily due to foreign currency translation and the divestiture of a non-strategic specialty product offering in our Coatings segment. See Note 2 in the Condensed Consolidated Financial Statements for further information on the divestiture.

Total intangible asset amortization expense for the three months ended January 30, 2015 was $2,157, compared to $2,044 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of January 30, 2015 is expected to be approximately $9,000.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
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

Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Three Months Ended
	January 30, 2015	January 24, 2014
Beginning balance, October	$80,627	$78,818
Additional net deferred revenue/accrual made during the period	4,101	3,542
Payments made during the period	(2,162)	(1,318)
Ending Balance	$82,566	$81,042

Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. The majority of our unconditional purchase obligations relate to contracts for the supply of raw materials with five-year initial terms. The contracts require the purchase of minimum quantities of raw materials at current market prices. We have estimated our payment obligations under existing contracts using current market prices and currently expect our purchases to exceed our minimum payment obligations. Payments for contracts with remaining terms in excess of one year are summarized below:

January 30, 2015
Remainder of 2015	$750
2016	29,365
2017	1,725
2018	—
2019	—
Thereafter	—
Total	$31,840

Total payments relating to unconditional purchase obligations were approximately $10,968 in the three months ended January 30, 2015, compared to $15,014 in the three months ended January 24, 2014.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
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

In the second quarter of fiscal year 2014, we adopted a non-qualified deferred compensation plan under which certain directors and key employees can elect to defer receipt of a portion of their compensation until certain selected future dates or events. In the first quarter of fiscal year 2015, we made the first contributions to the deferred compensation plan based on participants’ deferral elections. Although the plan is considered to be unfunded, assets corresponding to participant deferrals are contributed to a rabbi trust and are recorded at fair value. Investments held in the rabbi trust primarily consist of publicly-traded mutual funds. Rabbi trust assets are considered irrevocable, and may only be used to pay participant benefits under the plan. The only exception is the event of bankruptcy, in which case the assets in the rabbi trust would be subject to the claims of creditors of the corporation. Payments under this plan are made based on the participant’s distribution election and we remain liable to the participants for the value of their deferrals and any accumulated earnings on the deferrals until disbursements occur. Rabbi trust assets of $5,957 are included in Other Assets and the deferred compensation liability of $5,957 is included in Other Long-term Liabilities in the Condensed Consolidated Balance Sheets. We record changes in the value of the rabbi trust asset and deferred compensation liability in earnings.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at January 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$66,091	$66,091	$—	$—
Restricted cash[1]	2,720	2,720	—	—
Foreign currency contracts[2]	1,026	—	1,026	—
Investments held in rabbi trust	5,957	5,957	—	—
Total Assets	$75,794	$74,768	$1,026	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,198	$48,198	$—	$—
Restricted cash[1]	2,868	2,868	—	—
Foreign currency contracts[2]	455	—	455	—
Total Assets	$51,521	$51,066	$455	$—

	Fair Value at January 24, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$62,238	$62,238	$—	$—
Restricted cash[1]	3,241	3,241	—	—
Total Assets	$65,479	$65,479	$—	$—
Liabilities
Foreign currency contracts[2]	$398	$—	$398	$—
Total Liabilities	$398	$—	$398	$—

[1]	Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.

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
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at January 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,598,229	$1,598,229	$—	$—
Non-publicly traded debt	186,068	—	186,068	—
Other[4]	20,003	—	20,003	—
Total Debt	$1,804,300	$1,598,229	$206,071	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,099,695	$1,099,695	$—	$—
Non-publicly traded debt	532,397	—	532,397	—
Other[4]	23,838	—	23,838	—
Total Debt	$1,655,930	$1,099,695	$556,235	$—

	Fair Value at January 24, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[3]
Publicly traded debt	$1,090,795	$1,090,795	$—	$—
Non-publicly traded debt	552,197	—	552,197	—
Total Debt	$1,642,992	$1,090,795	$552,197	$—

[3]

Debt is recorded at carrying value of $1,706,285, $1,556,391 and $1,552,516 on the Condensed Consolidated Balance Sheet as of January 30, 2015, October 31, 2014 and January 24, 2014, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 8 for additional information on debt.

[4]

Other consists of bankers’ acceptance drafts and commercial acceptance drafts from our customers that have been sold with recourse to financial institutions but have not yet matured. Refer to Note 8 for additional information.

Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of a business acquisition, as well as property, plant and equipment when the planned use of the asset changes. See Note 15 for additional information on restructuring.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of January 30, 2015.

At January 30, 2015, we had foreign currency contracts with a notional amount of $9,276 that will mature during fiscal year 2015. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Condensed Consolidated Statement of Operations when the underlying hedged item is realized. At January 24, 2014, we had foreign currency contracts with a notional amount of $21,133 maturing in fiscal year 2014. There was no material ineffectiveness related to these hedges during the quarters ended January 30, 2015 or January 24, 2014.

At January 30, 2015 and January 24, 2014, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of January 30, 2015 and January 24, 2014 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and losses are reclassified ratably from accumulated other comprehensive income (loss) to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. At January 30, 2015, the amount that will be recognized in interest expense in the remainder of fiscal year 2015 is $938.

Our derivative assets and liabilities subject to fair value measurement (see Note 6) include the following:

	Fair Value at January 30, 2015	Fair Value at October 31, 2014	Fair Value at January 24, 2014
Assets
Prepaid expenses and other
Foreign currency contracts	$1,026	$455	$—
Total Assets	$1,026	$455	$—
Liabilities
Accrued liabilities other
Foreign currency contracts	$—	$—	$398
Total Liabilities	$—	$—	$398

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three months ended January 30, 2015 and January 24, 2014, respectively, are as follows:

Three Months Ended January 30, 2015	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$571	Other income / (expense), net	$(218)
Treasury lock contracts	318	Interest expense	(318)
Total derivatives designated as cash flow hedges	$889	Total	$(536)

Three Months Ended January 24, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(253)	Other income / (expense), net	$(116)
Treasury lock contracts	320	Interest expense	(320)
Total derivatives designated as cash flow hedges	$67	Total	$(436)

1 Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the year-to-date derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 – DEBT

Debt consists of the following:

	January 30,	October 31,	January 24,
	2015	2014	2014
Short-term debt	$193,702	$443,854	$540,162
Current portion of long-term debt	162,502	162,502	—
Long-term debt	1,350,081	950,035	1,012,354
Total Debt	$1,706,285	$1,556,391	$1,552,516

On January 21, 2015, we issued $250,000 of unsecured Senior Notes that mature on February 1, 2025 with a coupon rate of 3.30%, and $250,000 of unsecured Senior Notes that mature on February 1, 2045 with a coupon rate of 4.40%. The net proceeds of both issuances were approximately $491,955 in the aggregate. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds to repay short-term borrowings under our commercial paper program and credit facility in the first quarter of 2015.

In certain geographies we accept bankers’ acceptance drafts and commercial acceptance drafts as payment from customers. When we sell these instruments with recourse to a financial institution we record them as short-term secured borrowings from the time they are sold until they reach maturity. These instruments are classified as short-term debt and the balance outstanding was $20,003 at January 30, 2015 and $23,838 at October 31, 2014, respectively.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 30, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 9 – STOCK-BASED COMPENSATION

Compensation expense associated with our stock-based compensation plans was $3,266 for the three months ended January 30, 2015, compared to $5,004 for the three months ended January 24, 2014.

In January 2015, we granted stock-settled restricted stock units to certain officers and key employees. Stock-settled restricted stock units granted through our 2015 Omnibus Plan will reduce the pool of reserved shares at a multiple of 3.51 times the actual number of units awarded upon vesting, three years after the date of grant. The fair value of a stock-settled restricted stock unit is equal to the market value of a share of our stock on the date of grant. Certain units have time-based vesting features while other units have both time-based and performance-based vesting features. Time-based stock-settled restricted stock units vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the three-year vesting period. Performance-based stock-settled restricted stock units vest based on achieving specific annual performance targets for earnings per share growth over the three fiscal year-end periods following the date of grant. Unless forfeited, the performance-based stock-settled restricted stock units will be paid out in the form of stock at the end of the three-year performance period if we meet the performance targets. If the performance targets are achieved over the three fiscal year vesting period, the amount paid for the awards may range from 50% to 250% of the original grant. Compensation expense associated with grants of stock-settled restricted stock units has been included in the statement of operations since the date of grant.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.

The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended
	January 30,	January 24,
	2015	2014
Service cost	$1,253	$1,090
Interest cost	3,588	3,700
Expected return on plan assets	(4,952)	(4,959)
Amortization of prior service cost	113	120
Recognized actuarial (gain)/loss	1,672	1,543
Curtailment (gain)/loss	(3,083)	—
Net Periodic Benefit (Gain)/Cost	$(1,409)	$1,494

The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended
	January 30,	January 24,
	2015	2014
Service cost	$51	$38
Interest cost	92	95
Amortization of prior service cost	(32)	(32)
Recognized actuarial (gain)/loss	108	92
Net Periodic Benefit Cost	$219	$193

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11 – INCOME TAXES

Our effective income tax rates for the three months ended January 30, 2015 and January 24, 2014 are as follows:

	Three Months Ended
	January 30,	January 24,
	2015	2014
Effective Tax Rate	26.8%	32.4%

The lower first quarter 2015 effective tax rate was primarily due to the sale of specialty product offering in a foreign location (which is taxed at a lower rate than the U.S. federal statutory rate), the retroactive extension of the US Research and Development Tax Credit for calendar year 2014 and changes in the geographic mix of earnings.

The effective tax rate for the three months ended January 30, 2015 is lower than the U.S. federal statutory rate of 35.0% primarily due to earnings in foreign jurisdictions (which are taxed at rates lower than the U.S. federal statutory rate) and also the retroactive extension of the US Research and Development Tax Credit for calendar year 2014.

At October 31, 2014, we had a $18,766 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $18,169 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2014, we had accrued approximately $5,380 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first quarter of fiscal years 2015 or 2014.

NOTE 12 – NET INCOME (LOSS) PER COMMON SHARE

The following table presents the net income (loss) per common share calculations for the three months ended January 30, 2015 and January 24, 2014:

	Three Months Ended
	January 30,	January 24,
	2015	2014
Basic
Net income (loss)	$103,974	$53,553
Weighted-average common shares outstanding – basic	81,724,627	85,147,728
Net Income (Loss) per Common Share – Basic	$1.27	$0.63
Diluted
Net income (loss)	$103,974	$53,553
Weighted-average common shares outstanding – basic	81,724,627	85,147,728
Diluted effect of stock options and unvested restricted stock	2,142,252	2,493,576
Equivalent average common shares outstanding – diluted	83,866,879	87,641,304
Net Income (Loss) per Common Share – Diluted	$1.24	$0.61

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 318,359 and 282,551 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended January 30, 2015 and January 24, 2014, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three months ended January 30, 2015 and January 24, 2014:

Three Months Ended January 30, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive income before reclassifications	(57,692)	—	353	(57,339)
Amounts reclassified from accumulated other comprehensive income	—	4,359	414	4,773
Balance, January 30, 2015	$13,128	$(78,043)	$(7,321)	$(72,236)

Three Months Ended January 24, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 26, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(727)	—	(369)	(1,096)
Amounts reclassified from accumulated other comprehensive income	—	1,723	313	2,036
Balance, January 24, 2014	$132,876	$(69,217)	$(9,300)	$54,359

1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.

2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.

3 Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $122 for the first quarter of 2015 and $123 for the first quarter of 2014.

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

Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended
	January 30, 2015	January 24, 2014
Cost of sales	$1,609	$673
Research and Development	715	222
Selling, General and Administrative	2,035	828
Total Before Income Taxes	$4,359	$1,723

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
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

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three months ended January 30, 2015 and January 24, 2014 are as follows:

	Three Months Ended
	January 30,	January 24,
	2015	2014
Net Sales
Coatings	$603,057	$565,386
Paints	362,523	365,787
Other and Administrative	92,804	91,530
Less Intersegment Sales	(43,715)	(43,586)
Total Net Sales	$1,014,669	$979,117

EBIT
Coatings	$135,609	$69,975
Paints	25,329	30,997
Other and Administrative	(2,617)	(5,783)
Total EBIT	158,321	95,189
Interest Expense	16,315	15,932
Income Before Income Taxes	$142,006	$79,257

It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15 – RESTRUCTURING

Restructuring charges in the first quarter of fiscal year 2015 included the following: (i) actions in the Coatings segment to rationalize manufacturing operations in the Australia region and (ii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $6,543 in the first quarter of fiscal year 2015. Restructuring activities resulted in pre-tax charges of $11,806 and $41,139 in the first quarter of 2014 and fiscal year 2014, respectively. Included in restructuring charges are non-cash asset impairment charges of $1,338 for the first quarter of fiscal year 2015, and $5,265 and $11,141 in the first quarter of 2014 and fiscal year 2014, respectively.

The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

The following restructuring charges by segment were recorded in the 2015 and 2014 periods:

Three Months Ended January 30, 2015	Liability Beginning Balance 10/31/2014	Expense	Payments and Other Activity	Liability Ending Balance 1/30/2015
Coatings
Severance and employee benefits	$8,711	$3,355	$(2,405)	$9,661
Asset impairments	—	—	—	—
Exit costs (consulting/site clean-up)	4,437	(2)	(4,327)	108
Total Coatings	13,148	3,353	(6,732)	9,769
Paints
Severance and employee benefits	803	1,472	13	2,288
Asset impairments	—	1,338	(1,338)	—
Exit costs (consulting/site clean-up)	1,901	380	(1,181)	1,100
Total Paints	2,704	3,190	(2,506)	3,388
Other and Administrative
Severance and employee benefits	152	—	(48)	104
Total Other and Administrative	152	—	(48)	104
Total	$16,004	$6,543	$(9,286)	$13,261

Three Months Ended January 24, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 1/24/2014
Coatings
Severance and employee benefits	$18,899	$3,855	$(4,172)	$18,582
Asset impairments	—	4,200	(4,200)	—
Exit costs (consulting/site clean-up)	119	565	(570)	114
Total Coatings	19,018	8,620	(8,942)	18,696
Paints
Severance and employee benefits	6,118	1,754	(3,872)	4,000
Asset impairments	—	1,065	(1,065)	—
Exit costs (consulting/site clean-up)	2,196	—	(9)	2,187
Total Paints	8,314	2,819	(4,946)	6,187
Other and Administrative
Severance and employee benefits	1,791	367	(1,059)	1,099
Total Other and Administrative	1,791	367	(1,059)	1,099
Total	$29,123	$11,806	$(14,947)	$25,982

The ending liability balance at January 30, 2015 and January 24, 2014 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions. For the three months ended January 30, 2015, $4,849 was charged to cost of sales, $552 was recorded to research and development (R&D) expenses and $1,142 was charged to selling, general and administrative (SG&A) expenses. For the three months ended January 24, 2014, $6,106 was charged to cost of sales and $5,700 was charged to selling, general and administrative (SG&A) expenses.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 30, 2015
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

In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We adopted this guidance in the first quarter of 2015. Adoption of this guidance did not have an effect on our consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued guidance on classification of an unrecognized tax benefit. An unrecognized tax benefit should be presented as a reduction of a deferred tax asset for a net operating loss carry-forward or other tax credit carry-forward when settlement in this manner is available under the tax law. The change was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 and was to be applied prospectively. We adopted the new requirements in the first quarter of 2015. Adoption of this accounting guidance did not have an effect on our consolidated financial statements.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment (CTA) under certain circumstances. The new guidance requires a transfer from CTA into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business. This update aims to resolve diversity in practice in accounting for the CTA transfer into net income. The change was effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 and was to be applied prospectively. We adopted the new requirements in the first quarter of 2015. Adoption of these updated disclosure requirements did not have an effect on our consolidated results of operations, financial condition or liquidity.

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

Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 31, 2014, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.

OVERVIEW

The Valspar Corporation is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products and we operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial product lines and our packaging product line. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 14 in Notes to Consolidated Financial Statements for further information on our reportable segments.

We operate in over 25 countries, and approximately 49% of our total net sales in the first three months of 2015 was generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.

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

RESULTS OF OPERATIONS

Overview

Net sales grew 3.6% for the first quarter of 2015, primarily due to new business in all major product lines. Gross profit as a percent of net sales increased slightly to 32.8% from 32.6%. Operating expenses as a percent of net sales decreased to 22.1% from 22.8%. In the first quarter of 2015, we recorded a pre-tax gain on sale of certain assets in a non-strategic specialty product offering of approximately $48,001. As a result, net income as a percent of net sales increased to 10.2% from 5.5%.

Restructuring

Restructuring charges in the first quarter of fiscal year 2015 included the following: (i) actions in the Coatings segment to rationalize manufacturing operations in the Australia region and (ii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $6,543 or $0.05 per share in the first quarter of 2015, and we expect the total pre-tax cost related to these activities to be approximately $13,000 to $19,000 or $0.10 to $0.15 per share in fiscal 2015. Restructuring activities resulted in pre-tax charges of $11,806 or $0.09 per share and $41,139 or $0.34 per share in the first quarter and full year 2014, respectively. Included in restructuring charges are non-cash asset impairment charges of $1,338 for the three months ended January 30, 2015, and $5,265 and $11,141 for the first quarter and full year 2014, respectively. See Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per-share impact of restructuring charges.

Financial Results

The following tables present selected financial data for the three months ended January 30, 2015 and January 24, 2014.

Net Sales	Three Months Ended
	January 30, 2015	January 24, 2014	% Change
Coatings	$603,057	$565,386	6.7%
Paints	362,523	365,787	(0.9)%
Other and Administrative	49,089	47,944	2.4%
Consolidated Net Sales	$1,014,669	$979,117	3.6%

•

Consolidated Net Sales – Consolidated net sales for the first quarter of 2015 increased 3.6%, including a negative impact of 2.7% from foreign currency. Excluding foreign currency exchange, the increase was primarily due to new business in all major product lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Coatings Segment Net Sales – Our Coatings segment net sales for the first quarter of 2015 increased 6.7%, including a negative impact of 2.9% from foreign currency. Excluding foreign currency exchange, the increase was primarily due to new business wins in our general industrial and coil product lines in our Asia and North America regions and our wood and packaging product lines in our Asia region.

•

Paints Segment Net Sales – Our Paints segment net sales for the first quarter of 2015 decreased 0.9%, including a negative impact of 2.5% from foreign currency. Excluding the foreign currency impact, the 1.6% increase in net sales was driven by net new business wins in all regions, partially offset by declines in North America resulting from the comparison to strong results in the first quarter of 2014 due to initial shipments of Valspar-branded paints to a new customer in the hardware channel.

Paints segment sales in North America in fiscal year 2015 are expected to decline versus the previous year primarily due to an adjustment in our product line offering by a significant customer in the home improvement channel. This customer informed us that in 2015 they were discontinuing one of the several products that we supply. The impact of this adjustment on the first quarter of 2015 net sales was not significant, but we expect net sales in North America to decline in the balance of fiscal year 2015 as a result of this adjustment. The total impact of this adjustment on fiscal year 2015 net sales is expected to be in the range of $150,000 to $180,000. We have taken actions to mitigate a portion of the effect on our business of this expected sales decline, including reductions in operating expenses as well as restructuring activities in the Paints segment (see Note 15 in the Condensed Consolidated Financial Statements for more information on restructuring activities).

•

Other and Administrative Net Sales –The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the first quarter of 2015 increased 2.4%, including a negative impact of 1.1% from foreign currency. The increase was primarily due to new business in resins.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
	January 30, 2015	January 24, 2014
Consolidated Gross Profit	$333,292	$319,053
As a percent of Net Sales	32.8%	32.6%

•

Gross Profit – The gross profit rate increased slightly compared to the first quarter of the prior year, primarily driven by improved productivity, including benefits from previously completed restructuring actions, and leverage from higher volumes in our Coatings segment, partially offset by an unfavorable change in mix. Restructuring charges of $4,849 or 0.5% of net sales and $6,106 or 0.6% of net sales were included in the first quarter of 2015 and 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Operating Expenses[1]	Three Months Ended
	January 30, 2015	January 24, 2014
Consolidated Operating Expenses	$223,937	$223,493
As a percent of Net Sales	22.1%	22.8%

1 Includes research and development, selling, general and administrative and restructuring costs. For breakout, see Condensed Consolidated Statements of Operations.

•

Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased $444 or 0.2% compared to the first quarter of 2014. The increase was primarily due to investments to support our growth initiatives, partially offset by favorable foreign currency exchange, improved productivity, including benefits from previously completed restructuring actions, and lower restructuring charges in fiscal year 2015. Restructuring charges of $1,694 or 0.2% of net sales, and $5,700 or 0.6% of net sales were included in the first quarter of 2015 and 2014, respectively.

EBIT[2]	Three Months Ended
	January 30, 2015	January 24, 2014
Coatings	$135,609	$69,975
As a percent of Net Sales	22.5%	12.4%
Paints	$25,329	$30,997
As a percent of Net Sales	7.0%	8.5%
Other and Administrative	$(2,617)	$(5,783)
As a percent of Net Sales	(5.3)%	(12.1)%
Consolidated EBIT	$158,321	$95,189
As a percent of Net Sales	15.6%	9.7%

2 We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

•

Consolidated EBIT – EBIT for the first quarter of 2015 increased $63,132 or 66.3% from the prior year. Fiscal year 2015 includes a pre-tax gain on sale of certain assets of a non-strategic specialty product line of approximately $48,001. Restructuring charges of $6,543 or 0.6% of net sales and $11,806 or 1.2% of net sales were included in the first quarter of 2015 and 2014, respectively. Foreign currency exchange fluctuation had an immaterial effect on Consolidated EBIT, as well as EBIT of the segments discussed below. The effect of foreign currency exchange fluctuation on Consolidated EBIT in the first quarter of 2015 may not be indicative of the effect of foreign currency exchange fluctuation in subsequent quarters or for the full year. If the current unfavorable exchange rates persist, we expect the translation impact on consolidated EBIT could be material in the balance of the fiscal year.

•

Coatings Segment EBIT – EBIT as a percent of net sales for the first quarter increased primarily due to the gain on sale of certain assets of a non-strategic specialty product offering of approximately $48,001, improved productivity, including the benefits from previously-completed restructuring actions, partially offset by a change in mix. Restructuring charges of $3,353 or 0.6% of net sales and $8,620 or 1.5% of net sales were included in the first quarter of 2015 and 2014, respectively.

•

Paints Segment EBIT – EBIT as a percent of net sales for the first quarter decreased due to a change in mix, partially offset by improved productivity, including benefits from previously-completed restructuring actions. Restructuring charges of $3,190 or 0.9% of net sales and $2,819 or 0.8% of net sales were included in the first quarter of 2015 and 2014, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

•

Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the first quarter was favorable compared to the first quarter of 2014, primarily due to leverage on higher volumes. There were no restructuring charges in the first quarter of 2015. Restructuring charges of $367 or 0.8% of net sales were included in the first quarter of 2014, respectively.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 30, 2015	January 24, 2014
Consolidated Interest Expense	$16,315	$15,932

•	Interest Expense – Interest expense increased compared to the first quarter of 2014 due to higher average debt levels, partially offset by lower average interest rates.

Effective Tax Rate	Three Months Ended
	January 30, 2015	January 24, 2014
Effective Tax Rate	26.8%	32.4%

•

Effective Tax Rate –The lower first quarter 2015 effective tax rate was primarily due to the sale of specialty product offering in a foreign location (which is taxed at a lower rate than the U.S. federal statutory rate), the retroactive extension of the US Research and Development Tax Credit for calendar year 2014 and changes in the geographic mix of earnings.

Net Income	Three Months Ended
	January 30, 2015	January 24, 2014	% Change
Consolidated Net Income	$103,974	$53,553	94.2%

FINANCIAL CONDITION

Cash Flow

Cash flow used in operations was $23,322 for the three months ended January 30, 2015, compared to cash provided by operations of $9,317 for the same period last year. Cash flow from operations decreased due to higher incentive compensation payments and increases in accounts receivable primarily due to the timing of sales in the current quarter. These items were partially offset by lower uses of operating cash in 2015 for lower inventory levels, primarily in our Paints segment, and increases in accounts payable due to the timing of raw material purchases.

During the first three months of 2015, we used our borrowing capacity and cash on hand to fund $83,582 in share repurchases, $17,839 in capital expenditures and our seasonal working capital needs. We used cash on hand to fund $24,574 in dividend payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

Debt and Capital Resources

Our debt classified as current was $356,204 at January 30, 2015 compared to $606,356 and $540,162 at October 31, 2014 and January 24, 2014, respectively. Total debt was $1,706,285 at January 30, 2015 compared to $1,556,391 and $1,552,516 at October 31, 2014 and January 24, 2014, respectively. The increase in total debt from October 31, 2014 was primarily due to share repurchases, capital expenditures and normal seasonality of operating cash flow. The ratio of total debt to capital was 63.9% at January 30, 2015, compared to 60.6% at October 31, 2014 and 58.8% at January 24, 2014.

On January 21, 2015, we issued $250,000 of unsecured Senior Notes that mature on February 1, 2025 with a coupon rate of 3.30%, and $250,000 of unsecured Senior Notes that mature on February 1, 2045 with a coupon rate of 4.40%. The net proceeds of both issuances were $491,955 in the aggregate. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission. We used the net proceeds to repay short-term borrowings under our commercial paper program and credit facility in the first quarter of 2015.

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

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 30, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

We had $191,766 in cash and cash equivalents and $596,018 in unused committed bank credit facilities, providing total committed liquidity of $787,784 at the end of our 2015 first quarter, compared to $389,327 at the end of fiscal year 2014. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions. Our investment policy on excess cash is to preserve principal. As of January 30, 2015, $189,255 of the $191,766 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S. we would be required to accrue and pay income taxes. However, no deferred U.S. income taxes have been provided on these earnings as they are considered to be reinvested for an indefinite period of time or will be repatriated when it is tax effective to do so.

We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets.

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of January 30, 2015.

Share Repurchases

Weighted-average common shares outstanding – diluted for the first quarter of 2015 were 83,866,879, down 3,774,425 from the same period in the prior year. During the quarter, we repurchased 982,500 shares for $83,582. On November 21, 2014, the Board approved a new share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of common stock. This new program was effective immediately and replaced the previous repurchase authorization. As of January 30, 2015, $1,432,603 remained available for purchases under the new authorization.

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

We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring charges. We believe adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expense and adjusted EBIT, we remove the impact of before-tax restructuring charges and gain on sale of certain assets. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring charges and gain on sale of certain assets from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS

The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Three Months Ended
	January 30, 2015	January 24, 2014
Coatings Segment
Earnings before interest and taxes (EBIT)	$135,609	$69,975
Restructuring charges – cost of sales	2,390	4,265
Restructuring charges – operating expense	963	4,355
Gain on sale of certain assets	(48,001)	—
Adjusted EBIT	$90,961	$78,595

Paints Segment
EBIT	$25,329	$30,997
Restructuring charges – cost of sales	2,459	1,775
Restructuring charges – operating expense	731	1,044
Adjusted EBIT	$28,519	$33,816

Other and Administrative
EBIT	$(2,617)	$(5,783)
Restructuring charges – cost of sales	—	66
Restructuring charges – operating expense	—	301
Adjusted EBIT	$(2,617)	$(5,416)

Consolidated
Gross profit	$333,292	$319,053
Restructuring charges – cost of sales	4,849	6,106
Adjusted gross profit	$338,141	$325,159

Operating expense	$223,937	$223,493
Restructuring charges – operating expense	(1,694)	(5,700)
Adjusted operating expense	$222,243	$217,793

EBIT	$158,321	$95,189
Restructuring charges – total	6,543	11,806
Gain on sale of certain assets	(48,001)	—
Adjusted EBIT	$116,863	$106,995

Net income	$103,974	$53,553
After tax restructuring charges – total[1]	4,118	7,581
After tax gain on sale of certain assets[1]	(37,216)	—
Adjusted net income	$70,876	$61,134

Net income per common share – diluted	$1.24	$0.61
Restructuring charges – total	0.05	0.09
Gain on sale of certain assets	(0.44)	—
Adjusted net income per common share – diluted	$0.85	$0.70

1 The tax effect of the gain on sale of assets and restructuring charges is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.

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

A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2014. There were no material changes to our critical accounting estimates in the first quarter of fiscal year 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. Generally our underlying costs are denominated in the same currency as our sales. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change applied equally to all foreign currency exchange rates is not expected to have a material effect on our net income or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position.

We are also subject to interest rate risk. At January 30, 2015, approximately 12.1% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 31, 2014.

ITEM 1A. RISK FACTORS

There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) Not applicable
     (b) Not applicable
     (c) We made the following repurchases of equity securities during the quarter ended January 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs[1]	Maximum Amount that May Yet be Spent Under the Plans or Programs[2]
11/1/2014 - 11/21/2014
Repurchase Program	192,500	$84.05	192,500	4,826,974	N/A
11/22/2014 - 11/28/2014
Repurchase Program	12,500	$84.88	12,500	N/A	$1,498,938,594
11/29/2014 - 12/26/2014
Repurchase Program	217,500	$83.09	217,500	N/A	$1,480,860,692
12/27/2014 - 1/30/2015
Repurchase Program	560,000	$86.15	560,000	N/A	$1,432,602,691
Other Transactions[3]	54,772	$83.87	—	—	—

[1]

On December 5, 2012, the board approved a share repurchase authorization of 15,000,000 shares, with no predetermined end date. There were 192,500 shares purchased in fiscal year 2015 and 4,826,974 shares remaining under that plan on November 21, 2014 when it was replaced by a new plan.

[2]

On November 21, 2014 the board authorized the purchase of up to $1.5 billion of the corporation’s outstanding shares of common stock, with no expiration date. This new program was effective immediately and replaced the previous repurchase authorization. On January 30, 2015, there were 790,000 shares purchased under this program.

[3]	Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

ITEM 6. EXHIBITS

Exhibit
Number	Description

4.1

Fifth Supplemental Indenture, among the Company, The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) and U.S. Bank National Association, as series trustee, dates as of January 21, 2015, to Indenture dated as of April 24, 2002, between the Company and the Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) (incorporated by reference to Form 8-K filed on January 21, 2015)

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

THE VALSPAR CORPORATION

Date: March 11, 2015	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: March 11, 2015	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer