Form 10-Q
period 2015-05-01
VALSPAR CORP
filed 2015-06-10
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 2, 2015, The Valspar Corporation had 80,355,810 shares of common stock outstanding, excluding 38,086,814 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended May 1, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	May 1, 2015	October 31, 2014	April 25, 2014
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$146,279	$128,203	$116,503
Restricted cash	1,532	2,868	2,966
Accounts and notes receivable less allowance (5/1/15 - $10,851; 10/31/14 - $10,585; 4/25/14 - $14,694)	823,014	840,447	852,678
Inventories	494,355	486,262	497,579
Deferred income taxes	28,621	28,898	40,754
Prepaid expenses and other	105,333	90,579	112,018
TOTAL CURRENT ASSETS	1,599,134	1,577,257	1,622,498

GOODWILL	1,081,255	1,125,824	1,144,042
INTANGIBLES, NET	575,939	592,512	603,978
OTHER ASSETS	108,881	83,072	76,527
LONG-TERM DEFERRED INCOME TAXES	6,570	10,184	7,021
Property, plant and equipment, gross	1,536,419	1,629,753	1,679,475
Less accumulated depreciation	(929,338)	(984,651)	(1,041,379)
PROPERTY, PLANT AND EQUIPMENT, NET	607,081	645,102	638,096
TOTAL ASSETS	$3,978,860	$4,033,951	$4,092,162

NOTE: The Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	May 1, 2015	October 31, 2014	April 25, 2014
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$273,840	$443,854	$556,672
Current portion of long-term debt	162,502	162,502	—
Trade accounts payable	550,361	600,875	606,614
Income taxes payable	47,829	26,017	33,810
Other accrued liabilities	367,475	471,173	382,000
TOTAL CURRENT LIABILITIES	1,402,007	1,704,421	1,579,096
LONG-TERM DEBT, NET OF CURRENT PORTION	1,350,005	950,035	1,092,419
LONG-TERM DEFERRED INCOME TAXES	215,789	219,261	238,664
OTHER LIABILITIES	139,693	149,143	134,117
TOTAL LIABILITIES	3,107,494	3,022,860	3,044,296
STOCKHOLDERS' EQUITY:
Common stock (par value – $0.50; authorized – 250,000,000 shares; shares issued, including shares in treasury – 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	459,130	458,409	442,087
Retained earnings	2,052,340	1,907,001	1,744,315
Accumulated other comprehensive income (loss)	(143,191)	(19,670)	49,687
Less cost of common stock in treasury (5/1/15 - 37,873,936 shares; 10/31/14 - 36,229,538 shares; 4/25/14 - 34,677,821 shares)	(1,556,133)	(1,393,869)	(1,247,443)
TOTAL STOCKHOLDERS' EQUITY	871,366	1,011,091	1,047,866

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,978,860	$4,033,951	$4,092,162

NOTE: The Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Net sales	$1,079,289	$1,155,826	$2,093,958	$2,134,943
Cost of sales	684,856	766,799	1,361,384	1,420,757
Restructuring charges - cost of sales	1,230	8,269	6,079	14,375
Gross profit	393,203	380,758	726,495	699,811
Research and development	32,037	35,585	64,639	66,143
Selling, general and administrative	204,237	201,512	393,878	388,747
Restructuring charges	1,020	587	2,714	6,287
Operating expenses	237,294	237,684	461,231	461,177
Gain on sale of certain assets	—	—	48,001	—
Income (loss) from operations	155,909	143,074	313,265	238,634
Interest expense	20,241	15,756	36,556	31,688
Other (income)/expense - net	1,694	318	729	689
Income (loss) before income taxes	133,974	127,000	275,980	206,257
Income taxes	43,660	41,041	81,692	66,745
Net income (loss)	$90,314	$85,959	$194,288	$139,512

Net income (loss) per common share - basic	$1.12	$1.02	$2.39	$1.65
Net income (loss) per common share - diluted	$1.09	$0.99	$2.33	$1.60

Average number of common shares outstanding
- basic	80,826,518	84,161,922	81,275,572	84,654,825
- diluted	82,871,129	86,523,938	83,366,627	87,081,533

Dividends paid per common share	$0.30	$0.26	$0.60	$0.52

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Net income (loss)	$90,314	$85,959	$194,288	$139,512
Other comprehensive income (loss)	(70,955)	(4,672)	(123,521)	(3,732)
Comprehensive income (loss)	$19,359	$81,287	$70,767	$135,780

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	May 1, 2015	April 25, 2014
OPERATING ACTIVITIES:
Net income (loss)	$194,288	$139,512
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	41,356	48,522
Amortization	4,136	4,112
Stock-based compensation	7,378	9,677
(Gain)/loss on asset divestitures	(51,447)	(3,020)
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	(60,105)	(84,361)
(Increase)/decrease in inventories and other assets	(103,603)	(89,808)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(67,144)	(46,088)
Increase/(decrease) in income taxes payable	18,211	20,890
Increase/(decrease) in other deferred liabilities	4,174	(7,565)
Other	(4,931)	(2,598)
Net Cash (Used In)/Provided By Operating Activities	(17,687)	(10,727)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(41,199)	(50,621)
Acquisition of businesses, net of cash acquired	(2,902)	—
Divestiture of businesses	54,552	4,716
Cash proceeds on disposal of assets	5,641	1,525
(Increase)/decrease in restricted cash	1,335	585
Net Cash (Used In)/Provided By Investing Activities	17,427	(43,795)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	500,000	80,000
Payments of debt	(113,938)	(24,950)
Net change in borrowings	14,585	7,202
Net proceeds (repayments) of commercial paper	(157,946)	103,422
Proceeds from stock options exercised	6,634	7,532
Treasury stock purchases	(176,041)	(177,103)
Excess tax benefit from stock-based compensation	9,543	8,835
Dividends paid	(48,951)	(44,180)
Net Cash (Used In)/Provided By Financing Activities	33,886	(39,242)

Increase/(Decrease) in Cash and Cash Equivalents	33,626	(93,764)
Effect of exchange rate changes on Cash and Cash Equivalents	(15,550)	(5,883)
Cash and Cash Equivalents at Beginning of Period	128,203	216,150
Cash and Cash Equivalents at End of Period	$146,279	$116,503

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended May 1, 2015 are not necessarily indicative of the results that may be expected for the year ending October 30, 2015.
Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. In the first quarter of 2015, we changed our policy on the classification of freight costs on shipments to our customers to properly reflect such costs as cost of sales in the Condensed Consolidated Statements of Operations. This change is reflected in all periods presented and the effect on second quarter and year-to-date 2014 results was to increase both net sales and cost of sales by $25,648 and $48,646, respectively. Reclassifications had no effect on net income (loss), cash flows or stockholders’ equity as previously reported.
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
NOTE 2 – ACQUISITIONS AND DIVESTITURES
On June 1, 2015, subsequent to the end of our second quarter, we purchased the performance coating businesses of Quest Specialty Chemicals, which include automotive refinish, aerosol and related specialty paint products. This acquisition increases our presence in the automotive refinish market. The acquired businesses had net sales of approximately $190,000 in calendar year 2014. The businesses acquired will be recorded at fair value in our Paints segment in the third quarter of fiscal year 2015.
On December 17, 2014, we completed the divestiture of a non-strategic specialty product offering in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. We recorded the sale in the first quarter of fiscal year 2015 and recorded a pre-tax gain of $48,001 to income from operations.
Pro forma results of operations for the divestiture noted above are not presented, as they were immaterial to the reported results.
NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	May 1, 2015	October 31, 2014	April 25, 2014
Manufactured products	$320,617	$314,354	$316,652
Raw materials, supplies and work-in-progress	173,738	171,908	180,927
Total Inventories	$494,355	$486,262	$497,579
Our international inventories are recorded using the first-in, first-out method. Domestic inventories are recorded using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on inventory levels and costs at that time. Interim LIFO calculations are based on management reviews of price changes, as well as estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of May 1, 2015 is $1,081,255, a decrease of $44,569 from the end of fiscal year 2014. The decrease was primarily due to foreign currency translation and the divestiture of a non-strategic specialty product offering in our Coatings segment. See Note 2 in the Condensed Consolidated Financial Statements for further information on the divestiture.
Total intangible asset amortization expense for the six months ended May 1, 2015 was $4,136, compared to $4,112 for the same period last year. Estimated annual amortization expense for each of the five succeeding fiscal years based on the intangible assets as of May 1, 2015 is expected to be approximately $9,000.
NOTE 5 – GUARANTEES AND CONTRACTUAL OBLIGATIONS
Furniture Protection Plans and Warranties: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Losses in excess of previous estimates are charged to earnings when identified.
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
Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Six Months Ended
	May 1, 2015	April 25, 2014
Beginning balance	$80,627	$78,818
Additional net deferred revenue/accrual made during the period	7,683	7,355
Payments made during the period	(4,647)	(2,677)
Ending Balance	$83,663	$83,496
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. The majority of our unconditional purchase obligations relates to contracts for the supply of raw materials with five-year initial terms. The contracts require the purchase of minimum quantities of raw materials at current market prices. We have estimated our payment obligations under existing contracts using current market prices and currently expect our purchases to exceed our minimum payment obligations. Payments for contracts with remaining terms in excess of one year are summarized below:

May 1, 2015
Remainder of 2015	$118
2016	18,664
2017	1,556
2018	—
2019	—
Thereafter	—
Total	$20,338
Total payments relating to unconditional purchase obligations were approximately $10,898 and $21,866 in the three and six months ended May 1, 2015, respectively, compared to $17,645 and $32,659 in the three and six months ended April 25, 2014, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
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

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at May 1, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$3,560	$3,560	$—	$—
Restricted cash[1]	1,532	1,532	—	—
Foreign currency contracts[2]	813	—	813	—
Deferred compensation plan assets[3]	6,371	6,371	—	—
Total Assets	$12,276	$11,463	$813	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,198	$48,198	$—	$—
Restricted cash[1]	2,868	2,868	—	—
Foreign currency contracts[2]	455	—	455	—
Total Assets	$51,521	$51,066	$455	$—

	Fair Value at April 25, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$2,334	$2,334	$—	$—
Restricted cash[1]	2,966	2,966	—	—
Total Assets	$5,300	$5,300	$—	$—
Liabilities
Foreign currency contracts[2]	$492	$—	$492	$—
Total Liabilities	$492	$—	$492	$—
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
3 The Deferred Compensation Plan Assets consist of the investment funds maintained for the future payments under the Company's deferred compensation plan, which is structured as a rabbi trust. Investments held in the rabbi trust primarily consist of publicly-traded mutual funds. Rabbi trust assets are considered irrevocable, and may only be used to pay participant benefits under the plan. The only exception is the event of bankruptcy, in which case the assets in the rabbi trust would be subject to the claims of creditors of the corporation.
The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at May 1, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[4]
Publicly traded debt	$1,579,150	$1,579,150	$—	$—
Non-publicly traded debt	276,899	—	276,899	—
Other[5]	9,283	—	9,283	—
Total Debt	$1,865,332	$1,579,150	$286,182	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[4]
Publicly traded debt	$1,099,695	$1,099,695	$—	$—
Non-publicly traded debt	532,397	—	532,397	—
Other[5]	23,838	—	23,838	—
Total Debt	$1,655,930	$1,099,695	$556,235	$—

	Fair Value at April 25, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[4]
Publicly traded debt	$1,095,964	$1,095,964	$—	$—
Non-publicly traded debt	648,787	—	648,787	—
Total Debt	$1,744,751	$1,095,964	$648,787	$—
4 Debt is recorded at carrying value of $1,786,347, $1,556,391 and $1,649,091 on the Condensed Consolidated Balance Sheet as of May 1, 2015, October 31, 2014 and April 25, 2014, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 8 for additional information on debt.
5 Other consists of bankers' acceptance drafts and commercial acceptance drafts from our customers that have been sold with recourse to financial institutions but have not yet matured. Refer to Note 8 for additional information.
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of a business acquisition, as well as property, plant and equipment that is impaired when the planned use of the asset changes. See Note 15 for additional information on restructuring.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of May 1, 2015.
At May 1, 2015, we had foreign currency contracts maturing during fiscal years 2015 and 2016 with notional amounts of $14,086 and $2,274, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Condensed Consolidated Statement of Operations when the underlying hedged item is realized. At April 25, 2014, we had foreign currency contracts with a notional amount of $16,289 maturing in fiscal year 2014. There was no material ineffectiveness related to these hedges during the quarters ended May 1, 2015 or April 25, 2014.
At May 1, 2015 and April 25, 2014, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of May 1, 2015 and April 25, 2014 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and losses are reclassified ratably from accumulated other comprehensive income (loss) to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. At May 1, 2015, the amount that will be recognized in interest expense in the next twelve months is $1,213.
Our derivative assets and liabilities subject to fair value measurement (see Note 6) include the following:

	Fair Value at May 1, 2015	Fair Value at October 31, 2014	Fair Value at April 25, 2014
Assets
Prepaid expenses and other
Foreign currency contracts	$813	$455	$—
Total Assets	$813	$455	$—
Liabilities
Accrued liabilities other
Foreign currency contracts	$—	$—	$492
Total Liabilities	$—	$—	$492

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three and six months ended May 1, 2015 and April 25, 2014, respectively, are as follows:

Three Months Ended May 1, 2015	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$(213)	Other income / (expense), net	$(444)
Treasury lock contracts	320	Interest expense	(320)
Total derivatives designated as cash flow hedges	$107	Total	$(764)

Three Months Ended April 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$(94)	Other income / (expense), net	$(105)
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$225	Total	$(424)

Six Months Ended May 1, 2015	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$358	Other income / (expense), net	$(662)
Treasury lock contracts	638	Interest expense	(638)
Total derivatives designated as cash flow hedges	$996	Total	$(1,300)

Six Months Ended April 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$(347)	Other income / (expense), net	$(221)
Treasury lock contracts	639	Interest expense	(639)
Total derivatives designated as cash flow hedges	$292	Total	$(860)
1 Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the year-to-date derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 – DEBT
Debt consists of the following:

	May 1, 2015	October 31, 2014	April 25, 2014
Short-term debt	$273,840	$443,854	$556,672
Current portion of long-term debt	162,502	162,502	—
Long-term debt	1,350,005	950,035	1,092,419
Total Debt	$1,786,347	$1,556,391	$1,649,091
On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016.  This facility will be used to provide initial funding for the acquisition of the performance coatings businesses of Quest Specialty Chemicals, which occurred subsequent to the end of our second quarter. See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition.

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
In certain geographies we accept bankers’ acceptance drafts and commercial acceptance drafts as payment from customers. When we sell these instruments with recourse to a financial institution we record them as short-term secured borrowings from the time they are sold until they reach maturity. These instruments are classified as short-term debt and the balance outstanding was $9,283 at May 1, 2015 and $23,838 at October 31, 2014, respectively.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of May 1, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.
NOTE 9 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $4,112 and $7,378 for the three and six months ended May 1, 2015, respectively, compared to $4,673 and $9,677 for the three and six months ended April 25, 2014, respectively.
In January 2015, we granted stock-settled restricted stock units to certain officers and key employees. Stock-settled restricted stock units granted through our 2015 Omnibus Plan will reduce the pool of reserved shares at a multiple of 3.51 times the actual number of units awarded upon vesting, three years after the date of grant. The fair value of a stock-settled restricted stock unit is equal to the market value of a share of our stock on the date of grant. Certain units have time-based vesting features while other units have both time-based and performance-based vesting features. Time-based stock-settled restricted stock units vest over the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the three-year vesting period. Performance-based stock-settled restricted stock units vest based on achieving specific annual performance targets for earnings per share growth over the three fiscal year-end periods following the date of grant. Unless forfeited, the performance-based stock-settled restricted stock units will be paid out in the form of stock at the end of the three-year performance period if the performance targets are achieved. If the performance targets are achieved, the amount paid for the awards may range from 50% to 250% of the original performance-based grant. Compensation expense associated with grants of stock-settled restricted stock units has been included in the statement of operations since the date of grant.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.
The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Service cost	$765	$1,091	$2,018	$2,181
Interest cost	3,491	3,711	7,079	7,411
Expected return on plan assets	(4,886)	(4,972)	(9,838)	(9,931)
Amortization of prior service cost	124	120	237	240
Recognized actuarial (gain)/loss	1,644	1,548	3,316	3,091
Curtailment (gain)/loss	—	—	(3,083)	—
Net Periodic Benefit (Gain)/Cost	$1,138	$1,498	$(271)	$2,992
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Service cost	$51	$38	$102	$76
Interest cost	92	95	184	190
Amortization of prior service cost	(32)	(32)	(64)	(64)
Recognized actuarial (gain)/loss	108	92	216	184
Net Periodic Benefit Cost	$219	$193	$438	$386
NOTE 11 – INCOME TAXES
Our effective income tax rates for the three and six months ended May 1, 2015 and April 25, 2014 are as follows:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Effective Tax Rate	32.6%	32.3%	29.6%	32.4%
The slightly higher second quarter 2015 effective tax rate was primarily due to changes in discrete expenses and benefits recorded in each of those periods. The lower effective tax rate for the year-to-date period of 2015 was due to the sale of a specialty product offering in a foreign location (which is taxed at a lower rate than the U.S. federal statutory rate), and the retroactive extension of the U.S. Research and Development Tax Credit for calendar year 2014.
The effective tax rate for the three and six months ended May 1, 2015 is lower than the U.S. federal statutory rate of 35.0% primarily due to earnings in foreign jurisdictions (which are taxed at rates lower than the U.S. federal statutory rate) and also the retroactive extension of the US Research and Development Tax Credit for calendar year 2014. The effective tax rate for the three and six months ended April 25, 2014 was lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions (which are taxed at rates lower than the U.S. federal statutory rate) and benefits related to foreign tax incentives.

At October 31, 2014, we had a $18,766 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $18,169 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2014, we had accrued approximately $5,380 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the three and six months ended May 1, 2015 or April 25, 2014.

NOTE 12 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents the net income (loss) per common share calculations for the three and six months ended May 1, 2015 and April 25, 2014:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Basic
Net income (loss)	$90,314	$85,959	$194,288	$139,512
Weighted-average common shares outstanding – basic	80,826,518	84,161,922	81,275,572	84,654,825
Net Income (Loss) per Common Share – Basic	$1.12	$1.02	$2.39	$1.65
Diluted
Net income (loss)	$90,314	$85,959	$194,288	$139,512
Weighted-average common shares outstanding – basic	80,826,518	84,161,922	81,275,572	84,654,825
Diluted effect of stock options and unvested restricted stock	2,044,611	2,362,016	2,091,055	2,426,708
Equivalent average common shares outstanding – diluted	82,871,129	86,523,938	83,366,627	87,081,533
Net Income (Loss) per Common Share – Diluted	$1.09	$0.99	$2.33	$1.60
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 284,759 and 283,615 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended May 1, 2015, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 264,238 and 283,504 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended April 25, 2014, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and six months ended May 1, 2015 and April 25, 2014:

Three Months Ended May 1, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 30, 2015	$13,128	$(78,043)	$(7,321)	$(72,236)
Other comprehensive income before reclassifications	(72,750)	—	(657)	(73,407)
Amounts reclassified from accumulated other comprehensive income to earnings	—	1,811	641	2,452
Balance, May 1, 2015	$(59,622)	$(76,232)	$(7,337)	$(143,191)

Three Months Ended April 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 24, 2014	$132,876	$(69,217)	$(9,300)	$54,359
Other comprehensive income before reclassifications	(6,502)	—	(199)	(6,701)
Amounts reclassified from accumulated other comprehensive income to earnings	—	1,728	301	2,029
Balance, April 25, 2014	$126,374	$(67,489)	$(9,198)	$49,687

Six Months Ended May 1, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive income before reclassifications	(130,442)	—	(304)	(130,746)
Amounts reclassified from accumulated other comprehensive income to earnings	—	6,170	1,055	7,225
Balance, May 1, 2015	$(59,622)	$(76,232)	$(7,337)	$(143,191)

Six Months Ended April 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(7,229)	—	(568)	(7,797)
Amounts reclassified from accumulated other comprehensive income to earnings	—	3,451	614	4,065
Balance, April 25, 2014	$126,374	$(67,489)	$(9,198)	$49,687
1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 and $245 for the three and six months ended May 1, 2015, respectively, and $123 and $246 for the three and six months ended April 25, 2014, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Cost of sales	$757	$668	$2,366	$1,341
Research and Development	226	220	941	442
Selling, General and Administrative	828	840	2,863	1,668
Total Before Income Taxes	$1,811	$1,728	$6,170	$3,451
NOTE 14 – SEGMENT INFORMATION
Based on the nature of our products, technology, manufacturing processes, customers and regulatory environment, we aggregate our operating segments into two reportable segments: Coatings and Paints. We are required to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of operating segments based on profit or loss from operations before interest expense and taxes (EBIT).
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
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and six months ended May 1, 2015 and April 25, 2014 are as follows:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Net Sales
Coatings	$614,821	$621,092	$1,217,878	$1,186,478
Paints	402,979	476,594	765,502	842,381
Other and Administrative	118,511	101,348	211,370	193,000
Less Intersegment Sales	(57,022)	(43,208)	(100,792)	(86,916)
Total Net Sales	$1,079,289	$1,155,826	$2,093,958	$2,134,943

EBIT
Coatings	$108,022	$98,047	$243,631	$168,022
Paints	46,571	50,423	71,900	81,420
Other and Administrative	(378)	(5,714)	(2,995)	(11,497)
Total EBIT	154,215	142,756	312,536	237,945
Interest Expense	20,241	15,756	36,556	31,688
Income Before Income Taxes	$133,974	$127,000	$275,980	$206,257
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.
NOTE 15 – RESTRUCTURING
Restructuring charges in fiscal year 2015 included the following: (i) actions in the Coatings segment to rationalize manufacturing operations in the Australia region and other actions to consolidate administrative operations in the Europe region, and (ii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $2,250 and $8,793 in the three and six months ended May 1, 2015, respectively. Included in restructuring charges are non-cash asset impairment charges of $61 and $1,399 for the three and six months ended May 1, 2015, respectively.
Restructuring charges in fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $8,856 and $20,662 in the three and six months ended April 25, 2014, respectively. Included in restructuring charges are non-cash asset impairment charges of $2,579 and $7,844 for the three and six months ended April 25, 2014, respectively. Restructuring charges were $41,139 for the full fiscal year 2014, including non-cash asset impairment charges of $11,141.
The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following restructuring charges by segment were recorded in the 2015 and 2014 periods:

Six Months Ended May 1, 2015	Liability Beginning Balance 10/31/2014	Expense	Payments and Other Activity	Liability Ending Balance 5/1/2015
Coatings
Severance and employee benefits	$8,711	$4,876	$(6,484)	$7,103
Exit costs (consulting/site clean-up)	4,437	33	(4,470)	—
Total Coatings	13,148	4,909	(10,954)	7,103
Paints
Severance and employee benefits	803	1,278	(1,001)	1,080
Asset impairments	—	1,399	(1,399)	—
Exit costs (consulting/site clean-up)	1,901	1,216	(2,042)	1,075
Total Paints	2,704	3,893	(4,442)	2,155
Other and Administrative
Severance and employee benefits	152	(9)	(87)	56
Total Other and Administrative	152	(9)	(87)	56
Total	$16,004	$8,793	$(15,483)	$9,314

Six Months Ended April 25, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 4/25/2014
Coatings
Severance and employee benefits	$18,899	$3,968	$(7,756)	$15,111
Asset impairments	—	6,373	(6,373)	—
Exit costs (consulting/site clean-up)	119	918	(920)	117
Total Coatings	19,018	11,259	(15,049)	15,228
Paints
Severance and employee benefits	6,118	6,316	(4,297)	8,137
Asset impairments	—	1,471	(1,471)	—
Exit costs (consulting/site clean-up)	2,196	1,368	(1,377)	2,187
Total Paints	8,314	9,155	(7,145)	10,324
Other and Administrative
Severance and employee benefits	1,791	248	(1,512)	527
Total Other and Administrative	1,791	248	(1,512)	527
Total	$29,123	$20,662	$(23,706)	$26,079
The ending liability balance at May 1, 2015 and April 25, 2014 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restructuring charges were recorded in the Statement of Operations for the three and six months ended May 1, 2015 and April 25, 2014 approximately as follows:

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Cost of sales	$1,230	$8,269	$6,079	$14,375
Research and Development	(16)	15	536	15
Selling, General and Administrative	1,036	572	2,178	6,272
Total Restructuring Charges	$2,250	$8,856	$8,793	$20,662
NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017, and retrospective presentation is required. Adoption of this guidance will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. In March 2015, the FASB proposed a one-year deferral, but would allow early adoption as of the original date. Either full retrospective or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.
In April 2014, the FASB issued guidance that changes the criteria for determining which disposals can be presented as discontinued operations, and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We adopted this guidance in the first quarter of 2015. Adoption of this guidance did not have an effect on our consolidated financial statements.
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
In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment (CTA) under certain circumstances. The new guidance requires a transfer from CTA into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business. This update aims to resolve diversity in practice in accounting for the CTA transfer into net income. The change was effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 and was to be applied prospectively. We adopted the new requirements in the first quarter of 2015. Adoption of these updated disclosure requirements did not have an effect on our consolidated financial statements.
We have determined that all other recently issued accounting standards will have no impact on our consolidated financial statements or do not apply to our operations.

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
OVERVIEW
The Valspar Corporation is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products, and we operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial product lines and our packaging product line. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 14 in Notes to Consolidated Financial Statements for further information on our reportable segments.
We operate in over 25 countries, and approximately 47% of our total net sales in the first six months of 2015 was generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
RESULTS OF OPERATIONS
Overview
Net sales declined 6.6% for the second quarter of 2015, primarily due to lower sales in our Paints segment and the impact of foreign currency exchange, partially offset by net new business in our Coatings segment. The Paints segment decline was due to a change in product line offering at a key customer that took effect in the first quarter of 2015, as well as the comparison to strong results in the first half of 2014 due to initial shipments of Valspar-branded paints to a new customer in the North America hardware channel. Gross profit as a percent of net sales increased to 36.4% from 32.9% driven by improved productivity, including benefits from previously completed restructuring actions, favorable price/cost comparison and lower restructuring charges. Operating expense spending remained flat in dollars but increased as a percent of net sales. Net income as a percent of net sales increased to 8.4% from 7.4%.
Exchange rate fluctuations had a $55 million negative impact on our net sales during the quarter. The earnings impact was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects further weakening of many international currencies against the U.S. dollar throughout the second quarter. If foreign currencies further weaken against the U.S. dollar, the unfavorable currency translation impact on 2015 sales and earnings could increase.
Restructuring
Restructuring charges in fiscal year 2015 included the following: (i) actions in the Coatings segment to rationalize manufacturing operations in the Australia region and other actions to consolidate administrative operations in the Europe region, and (ii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $2,250 or $0.02 per share and $8,793 or $0.07 per share in the three and six months ended May 1, 2015, respectively, and we expect the total pre-tax cost related to these activities to be approximately $13,000 to $19,000 or $0.10 to $0.15 per share in fiscal 2015. Included in restructuring charges are non-cash asset impairment charges of $61 and $1,399 for the three and six months ended May 1, 2015, respectively.
Restructuring charges in fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $8,856 or $0.08 per share and $20,662 or $0.17 per share in the three and six months ended April 25, 2014, respectively. Included in restructuring charges are non-cash asset impairment charges of $2,579 and $7,844 for the three and six months ended April 25, 2014, respectively. Restructuring activities resulted in pre-tax charges of $41,139 and $0.34 per share for the full fiscal year 2014, including non-cash pre-tax charges of $11,141. See Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per-share impact of restructuring charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Financial Results
The following tables present selected financial data for the three and six months ended May 1, 2015 and April 25, 2014.

Net Sales	Three Months Ended			Six Months Ended
	May 1, 2015	April 25, 2014	% Change	May 1, 2015	April 25, 2014	% Change
Coatings	$614,821	$621,092	(1.0)%	$1,217,878	$1,186,478	2.6%
Paints	402,979	476,594	(15.4)%	765,502	842,381	(9.1)%
Other and Administrative	61,489	58,140	5.8%	110,578	106,084	4.2%
Consolidated Net Sales	$1,079,289	$1,155,826	(6.6)%	$2,093,958	$2,134,943	(1.9)%

•
Consolidated Net Sales – Consolidated net sales for the second quarter of 2015 decreased 6.6%, including a negative impact of 4.8% from foreign currency exchange. Excluding foreign currency exchange, the decrease was primarily due to lower sales in our Paints segment, partially offset by net new business in our Coatings segment. Year-to-date consolidated net sales decreased 1.9%, including a negative impact of 4.0% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to new business in our Coatings segment, partially offset by declines in our Paints segment.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the second quarter of 2015 decreased 1.0%, including a negative impact of 6.1% from foreign currency exchange. Year-to-date, our Coatings segment net sales increased 2.6%, including a negative impact of 4.9% from foreign currency exchange. Excluding foreign currency exchange, the increase in both periods was primarily due to net new business wins across all product lines and regions.

•
Paints Segment Net Sales – Our Paints segment net sales for the second quarter of 2015 decreased 15.4%, including a negative impact of 3.5% from foreign currency exchange. Year-to-date, our Paints segment net sales decreased 9.1%, including a negative impact of 3.1% from foreign currency exchange. Excluding foreign currency exchange, the decrease in net sales in both periods was driven by a change in our product line offering at a North America home improvement channel customer that took effect in the first quarter of 2015 and difficult comparisons to prior year results which included the launch of Valspar-branded paints to a North America hardware customer. This was partially offset by sales growth in our Europe and Australia regions.

Paints segment sales in North America in fiscal year 2015 are expected to decline versus the previous year primarily due to an adjustment in our product line offering by a significant customer in the home improvement channel. This customer informed us that in fiscal year 2015 they were discontinuing one of the several products that we supply. The impact of this adjustment on the second quarter of 2015 net sales was significant, and we expect net sales in North America to continue to decline through the first quarter of fiscal year 2016 as a result of this adjustment. The total impact of this adjustment on fiscal year 2015 net sales is expected to be in the range of $150,000 to $180,000. We have taken actions to mitigate a portion of the effect on our business of this expected sales decline, including reductions in operating expenses as well as restructuring activities in the Paints segment (see Note 15 in the Condensed Consolidated Financial Statements for more information on restructuring activities).

•
Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the second quarter of 2015 increased 5.8%, including a negative impact of 2.6% from foreign currency exchange. Year-to-date Other and Administrative net sales increased 4.2%, including a negative impact of 2.0% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to new business in resins.

Due to the seasonal nature of portions of our business, sales for the second quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Gross Profit	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Consolidated Gross Profit	$393,203	$380,758	$726,495	$699,811
As a percent of Net Sales	36.4%	32.9%	34.7%	32.8%

•
Gross Profit – The gross profit rate increased compared to the second quarter and year-to-date periods of the prior year. Foreign currency exchange had a negative impact of 1.6 percentage points on gross profit rate for the second quarter of 2015 and a negative impact of 1.2 percentage points year-to-date. Excluding foreign currency exchange, the increase in gross profit rate in both periods was primarily driven by improved productivity, including benefits from previously completed restructuring actions, favorable price/cost comparison and lower restructuring charges. Restructuring charges of $1,230 or 0.1% of net sales and $6,079 or 0.3% of net sales were included in the second quarter and year-to-date of 2015, respectively. Restructuring charges of $8,269 or 0.7% of net sales and $14,375 or 0.7% of net sales were included in the second quarter and year-to-date of 2014, respectively.

Operating Expenses[1]	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Consolidated Operating Expenses	$237,294	$237,684	$461,231	$461,177
As a percent of Net Sales	22.0%	20.6%	22.0%	21.6%

1 Includes research and development, selling, general and administrative and restructuring costs. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses for the second quarter of 2015 decreased $390 or 0.2%, including a favorable impact of 4.9% from foreign currency. Year-to-date consolidated operating expenses increased $54 or 0.0%, including a favorable impact of 4.1% from foreign currency. Excluding foreign currency exchange, the increase in dollars in both periods was primarily due to investments to support our growth initiatives, primarily in our Paints segment, partially offset by improved productivity, including benefits from previously completed restructuring actions and lower incentive compensation accruals. In the year-to-date period we also benefited from lower restructuring charges. Restructuring charges of $1,020 or 0.1% of net sales, and $2,714 or 0.1% of net sales were included in the second quarter and year-to-date of 2015, respectively. Restructuring charges of $587 or 0.1% of net sales, and $6,287 or 0.3% of net sales were included in the second quarter and year-to-date of 2014, respectively.

EBIT[1]	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Coatings	$108,022	$98,047	$243,631	$168,022
As a percent of Net Sales	17.6%	15.8%	20.0%	14.2%
Paints	$46,571	$50,423	$71,900	$81,420
As a percent of Net Sales	11.6%	10.6%	9.4%	9.7%
Other and Administrative	$(378)	$(5,714)	$(2,995)	$(11,497)
As a percent of Net Sales	(0.6)%	(9.8)%	(2.7)%	(10.8)%
Consolidated EBIT	$154,215	$142,756	$312,536	$237,945
As a percent of Net Sales	14.3%	12.4%	14.9%	11.1%

1 We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Consolidated EBIT – EBIT for the second quarter of 2015 increased $11,459 or 8.0% from the prior year. Year-to-date EBIT increased $74,591 or 31.3% from the prior year. Fiscal year 2015 includes a pre-tax gain on sale of certain assets of a non-strategic specialty product line of $48,001. Restructuring charges of $2,250 or 0.2% of net sales and $8,793 or 0.4% of net sales were included in the second quarter and year-to-date of 2015, respectively. Restructuring charges of $8,856 or 0.8% of net sales and $20,662 or 1.0% of net sales were included in the second quarter and year-to-date of 2014, respectively.

Foreign currency exchange had a negative impact of 3.0% on EBIT for the second quarter of 2015 and a negative impact of 4.6% year-to-date. The effect of foreign currency exchange fluctuation on Consolidated EBIT in the second quarter and year-to-date of 2015 may not be indicative of the effect of foreign currency exchange fluctuation in subsequent quarters or for the full year. If the current unfavorable exchange rates persist, we expect the translation impact on consolidated EBIT could be material in the balance of the fiscal year.

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 1.8 percentage points for the second quarter. Foreign currency exchange had a negative impact of 1.0 percentage points on EBIT as a percent of net sales. Excluding foreign currency exchange, the increase was primarily due to improved productivity, including the effect of previously-completed restructuring actions, favorable price/cost comparison and leverage on higher volumes. Year-to-date EBIT as a percentage of net sales increased 5.8 percentage points. Foreign currency exchange had a negative impact of 1.1 percentage points on EBIT as a percent of net sales. Excluding foreign currency exchange, the increase was primarily due to the gain on sale of certain assets of a non-strategic specialty product offering of $48,001, improved productivity, including the effect of previously-completed restructuring actions, favorable price/cost comparison, leverage on increased volumes in all product lines and lower restructuring charges. Restructuring charges of $1,556 or 0.3% of net sales and $4,909 or 0.4% of net sales were included in the second quarter and year-to-date of 2015, respectively. Restructuring charges of $2,639 or 0.4% of net sales and $11,259 or 0.9% of net sales were included in the second quarter and year-to-date of 2014, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales for the second quarter increased 1.0 percentage points. Foreign currency exchange had a negative impact of 0.4 percentage points on EBIT as a percent of net sales. Excluding foreign currency exchange, the increase was driven by improved productivity, including benefits from previously-completed restructuring actions, lower restructuring costs and favorable price/cost comparison, partially offset by the effect of lower volumes in our consumer product line in North America. Year-to-date EBIT as a percent of net sales decreased 0.3 percentage points. Foreign currency exchange had a negative impact of 0.3 percentage points on EBIT as a percent of net sales. Improved productivity, including benefits from previously-completed restructuring actions, lower restructuring costs and favorable price/cost comparison were offset by the effect of lower volumes in our consumer product line in North America. Restructuring charges of $703 or 0.2% of net sales and $3,893 or 0.5% of net sales were included in the second quarter and year-to-date of 2015, respectively. Restructuring charges of $6,336 or 1.3% of net sales and $9,155 or 1.1% of net sales were included in the second quarter and year-to-date of 2014, respectively.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the second quarter and year-to-date periods in 2015 was favorable compared to the prior year periods, primarily due to improved business performance and lower operating expenses. Restructuring charges of $(9) or (0.0) of net sales were included in the second quarter and year-to-date of 2015, respectively. Restructuring charges of $(119) or (0.2)% of net sales and $248 or 0.2% of net sales were included in the second quarter and year-to-date of 2014, respectively.

Due to the seasonal nature of portions of our business, EBIT for the second quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest Expense	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Consolidated Interest Expense	$20,241	$15,756	$36,556	$31,688

•	Interest Expense – Interest expense increased compared to the second quarter and year-to-date periods of 2014 due to higher average interest rates and higher average debt levels.

Effective Tax Rate	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Effective Tax Rate	32.6%	32.3%	29.6%	32.4%

•
Effective Tax Rate – The lower tax rate for the year-to-date period of 2015 was primarily due to the sale of specialty product offering in a foreign location (which is taxed at a lower rate than the U.S. federal statutory rate) and the retroactive extension of the US Research and Development Tax Credit for calendar year 2014.

Net Income	Three Months Ended			Six Months Ended
	May 1, 2015	April 25, 2014	% Change	May 1, 2015	April 25, 2014	% Change
Consolidated Net Income	$90,314	$85,959	5.1%	$194,288	$139,512	39.3%

FINANCIAL CONDITION
Cash Flow
Cash flow used in operations was $17,687 for the six months ended May 1, 2015, compared to cash used in operations of $10,727 for the same period last year. Cash flow used in operations increased due to higher incentive compensation payments and prepayments for raw materials in the current quarter, partially offset by a smaller increase in accounts receivable in 2015 due to lower sales.
During the first six months of 2015, we used our borrowing capacity and cash on hand to fund $176,041 in share repurchases, $41,199 in capital expenditures and our seasonal working capital needs. We used cash on hand to fund $48,951 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $436,342 at May 1, 2015 compared to $606,356 and $556,672 at October 31, 2014 and April 25, 2014, respectively. Total debt was $1,786,347 at May 1, 2015 compared to $1,556,391 and $1,649,091 at October 31, 2014 and April 25, 2014, respectively. The increase in total debt from October 31, 2014 was primarily due to share repurchases and capital expenditures. The ratio of total debt to capital was 67.2% at May 1, 2015, compared to 60.6% at October 31, 2014 and 61.1% at April 25, 2014.
On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016.  This facility will be used to provide initial funding for the acquisition of the performance coatings businesses of Quest Specialty Chemicals, which occurred subsequent to the end of our second quarter.  See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition.

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
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of May 1, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We had $146,279 in cash and cash equivalents and $519,070 in unused committed bank credit facilities, providing total committed liquidity of $665,349 as of May 1, 2015, compared to $389,327 of committed liquidity as October 31, 2014. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions outside the U.S. Our investment policy on excess cash is to preserve principal. As of May 1, 2015, $140,146 of the $146,279 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S., we would be required to accrue and pay income taxes. However, deferred U.S. income taxes have not been provided on these earnings as they are considered to be reinvested for an indefinite period of time or could be repatriated when it is tax effective to do so.
We believe future cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of May 1, 2015.
Share Repurchases
Weighted-average common shares outstanding – diluted for the second quarter of 2015 were 82,871,129, down 3,652,809 from the same period in the prior year. During the quarter, we repurchased 1,081,345 shares for $92,459. Year-to-date we have repurchased 1,871,345 shares for $176,041. On November 21, 2014, the Board approved a new share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of common stock. This new program was effective immediately and replaced the previous repurchase authorization. As of May 1, 2015, $1,340,144 remained available for purchases under the new authorization. In the first quarter of 2015, we repurchased 192,500 shares for $16,185 under the previous authorization.

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
The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	May 1, 2015	April 25, 2014	May 1, 2015	April 25, 2014
Coatings Segment
Earnings before interest and taxes (EBIT)	$108,022	$98,047	$243,631	$168,022
Restructuring charges – cost of sales	561	2,468	2,951	6,733
Restructuring charges – operating expense	995	171	1,958	4,526
Gain on sale of certain assets	—	—	(48,001)	—
Adjusted EBIT	$109,578	$100,686	$200,539	$179,281

Paints Segment
EBIT	$46,571	$50,423	$71,900	$81,420
Restructuring charges – cost of sales	669	5,828	3,128	7,603
Restructuring charges – operating expense	34	508	765	1,552
Adjusted EBIT	$47,274	$56,759	$75,793	$90,575

Other and Administrative
EBIT	$(378)	$(5,714)	$(2,995)	$(11,497)
Restructuring charges – cost of sales	—	(27)	—	39
Restructuring charges – operating expense	(9)	(92)	(9)	209
Adjusted EBIT	$(387)	$(5,833)	$(3,004)	$(11,249)

Consolidated
Gross profit	$393,203	$380,758	$726,495	$699,811
Restructuring charges – cost of sales	1,230	8,269	6,079	14,375
Adjusted gross profit	$394,433	$389,027	$732,574	$714,186

Operating expense	$237,294	$237,684	$461,231	$461,177
Restructuring charges – operating expense	(1,020)	(587)	(2,714)	(6,287)
Adjusted operating expense	$236,274	$237,097	$458,517	$454,890

EBIT	$154,215	$142,756	$312,536	$237,945
Restructuring charges – total	2,250	8,856	8,793	20,662
Gain on sale of certain assets	—	—	(48,001)	—
Adjusted EBIT	$156,465	$151,612	$273,328	$258,607

Net income	$90,314	$85,959	$194,288	$139,512
After tax restructuring charges – total[1]	1,849	6,661	5,967	14,242
After tax gain on sale of certain assets[1]	—	—	(37,216)	—
Adjusted net income	$92,163	$92,620	$163,039	$153,754

Net income per common share – diluted	$1.09	$0.99	$2.33	$1.60
Restructuring charges – total	0.02	0.08	0.07	0.17
Gain on sale of certain assets	—	—	(0.44)	—
Adjusted net income per common share – diluted	$1.11	$1.07	$1.96	$1.77

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
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2014. There were no material changes to our critical accounting estimates in the second quarter of fiscal year 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We conduct business in various regions throughout the world and are subject to market risk due to changes in the exchange rate of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our foreign operations are generally the local currency in the corresponding country. We manage our operating activities at the local level, and generally our underlying costs are denominated in the same currency as our sales, thereby partially mitigating the earnings risk associated with changes in foreign exchange. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change applied equally to all foreign currency exchange rates is not expected to have a material effect on our net income or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At May 1, 2015, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), the UK (GBP), Singapore (SGD), and Brazil (BRL).

We are also subject to interest rate risk. At May 1, 2015, approximately 16.0% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 1, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended May 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) We made the following repurchases of equity securities during the quarter ended May 1, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Spent Under the Plans or Programs[1]
1/31/2015 - 2/27/2015
Repurchase Program	381,800	$86.40	381,800	1,399,604,251
2/28/2015 - 3/27/2015
Repurchase Program	357,500	$86.35	357,500	1,368,725,192
3/28/2015 - 5/1/2015
Repurchase Program	342,045	$83.53	342,045	1,340,143,975
Other Transactions[2]	6,815	$82.12	—	—
1 On November 21, 2014 the board authorized the purchase of up to $1.5 billion of the corporation's outstanding shares of common stock, with no expiration date. This new program was effective immediately and replaced the previous repurchase authorization. On May 1, 2015, there were 1,871,345 shares purchased under this program.
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
May 1, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 10, 2015	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: June 10, 2015	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer