Form 10-Q
period 2015-07-31
VALSPAR CORP
filed 2015-09-09
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of September 1, 2015, The Valspar Corporation had 79,466,752 shares of common stock outstanding, excluding 38,975,872 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended July 31, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATIOIN AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	July 31, 2015	October 31, 2014	July 25, 2014
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$342,647	$128,203	$146,505
Restricted cash	1,628	2,868	3,121
Accounts and notes receivable less allowance (7/31/15 - $12,803; 10/31/14 - $10,585; 7/25/14 - $13,221)	876,800	840,447	870,954
Inventories	512,609	486,262	526,438
Deferred income taxes	28,120	28,898	40,057
Prepaid expenses and other	103,241	90,579	101,275
TOTAL CURRENT ASSETS	1,865,045	1,577,257	1,688,350

GOODWILL	1,304,831	1,125,824	1,145,730
INTANGIBLES, NET	653,020	592,512	602,516
OTHER ASSETS	117,415	83,072	93,035
LONG-TERM DEFERRED INCOME TAXES	6,893	10,184	7,098
Property, plant and equipment, gross	1,585,308	1,629,753	1,695,943
Less accumulated depreciation	(954,494)	(984,651)	(1,052,874)
PROPERTY, PLANT AND EQUIPMENT, NET	630,814	645,102	643,069
TOTAL ASSETS	$4,578,018	$4,033,951	$4,179,798

NOTE: The Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	July 31, 2015	October 31, 2014	July 25, 2014
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$474,169	$443,854	$553,557
Current portion of long-term debt	158,091	162,502	4,500
Trade accounts payable	554,493	600,875	655,933
Income taxes payable	43,530	26,017	32,026
Other accrued liabilities	390,590	471,173	424,408
TOTAL CURRENT LIABILITIES	1,620,873	1,704,421	1,670,424
LONG-TERM DEBT, NET OF CURRENT PORTION	1,706,950	950,035	1,077,921
LONG-TERM DEFERRED INCOME TAXES	226,798	219,261	241,037
OTHER LIABILITIES	139,188	149,143	134,568
TOTAL LIABILITIES	3,693,809	3,022,860	3,123,950
STOCKHOLDERS' EQUITY:
Common stock (par value - $0.50; authorized - 250,000,000 shares; shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	459,567	458,409	438,135
Retained earnings	2,131,106	1,907,001	1,820,486
Accumulated other comprehensive income (loss)	(139,166)	(19,670)	53,968
Less cost of common stock in treasury (7/31/15 - 38,657,543 shares; 10/31/14 - 36,229,538 shares; 7/25/14 - 35,414,799 shares)	(1,626,518)	(1,393,869)	(1,315,961)
TOTAL STOCKHOLDERS' EQUITY	884,209	1,011,091	1,055,848

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,578,018	$4,033,951	$4,179,798

NOTE: The Balance Sheet at October 31, 2014 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Net sales	$1,149,126	$1,229,304	$3,243,084	$3,364,247
Cost of sales	733,572	809,310	2,094,956	2,230,067
Restructuring charges - cost of sales	1,319	3,302	7,398	17,677
Acquisition-related charges - cost of sales	2,952	—	2,952	—
Gross profit	411,283	416,692	1,137,778	1,116,503
Research and development	34,951	34,285	99,590	100,428
Selling, general and administrative	206,432	219,527	600,310	608,274
Restructuring charges	3,280	4,351	5,994	10,638
Acquisition-related charges	892	—	892	—
Operating expenses	245,555	258,163	706,786	719,340
Gain on sale of certain assets	—	—	48,001	—
Income (loss) from operations	165,728	158,529	478,993	397,163
Interest expense	22,622	16,137	59,178	47,825
Other (income)/expense - net	70	1,812	799	2,501
Income (loss) before income taxes	143,036	140,580	419,016	346,837
Income taxes	40,174	42,747	121,866	109,492
Net income (loss)	$102,862	$97,833	$297,150	$237,345

Net income (loss) per common share - basic	$1.29	$1.18	$3.68	$2.82
Net income (loss) per common share - diluted	$1.25	$1.14	$3.58	$2.74

Average number of common shares outstanding
- basic	80,020,089	83,194,913	80,857,078	84,168,188
- diluted	81,999,701	85,477,072	82,910,996	86,547,612

Dividends paid per common share	$0.30	$0.26	$0.90	$0.78

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Net income (loss)	$102,862	$97,833	$297,150	$237,345
Other comprehensive income (loss)	4,025	4,281	(119,496)	549
Comprehensive income (loss)	$106,887	$102,114	$177,654	$237,894

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	July 31, 2015	July 25, 2014
OPERATING ACTIVITIES:
Net income (loss)	$297,150	$237,345
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	61,346	68,058
Amortization	6,712	6,194
Stock-based compensation	9,481	13,901
(Gain)/loss on asset divestitures	(51,193)	(2,719)
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	(91,046)	(102,521)
(Increase)/decrease in inventories and other assets	(88,891)	(124,636)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(30,897)	48,355
Increase/(decrease) in income taxes payable	8,385	18,804
Increase/(decrease) in other deferred liabilities	(3,616)	(5,212)
Other	(4,835)	(6,111)
Net Cash (Used In)/Provided By Operating Activities	112,596	151,458
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60,846)	(75,880)
Acquisition of businesses, net of cash acquired	(348,749)	—
Divestiture of businesses	54,552	4,716
Cash proceeds on disposal of assets	5,663	1,541
(Increase)/decrease in restricted cash	1,240	430
Net Cash (Used In)/Provided By Investing Activities	(348,140)	(69,193)

FINANCING ACTIVITIES:
Net proceeds from issuance of debt	1,187,357	70,000
Payments of debt	(477,676)	(24,949)
Net change in other borrowings	7,377	8,673
Net proceeds (repayments) of commercial paper	56,960	96,415
Proceeds from stock options exercised	9,878	15,606
Treasury stock purchases	(251,415)	(258,246)
Excess tax benefit from stock-based compensation	11,297	13,718
Dividends paid	(73,056)	(65,886)
Net Cash (Used In)/Provided By Financing Activities	470,722	(144,669)

Increase/(Decrease) in Cash and Cash Equivalents	235,178	(62,404)
Effect of exchange rate changes on Cash and Cash Equivalents	(20,734)	(7,241)
Cash and Cash Equivalents at Beginning of Period	128,203	216,150
Cash and Cash Equivalents at End of Period	$342,647	$146,505

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending October 30, 2015.
Certain amounts in the 2014 financial statements have been reclassified to conform to the 2015 presentation. In the first quarter of 2015, we changed our policy on the classification of freight costs on shipments to our customers to properly reflect such costs as cost of sales in the Condensed Consolidated Statements of Operations. This change is reflected in all periods presented and the effect on third quarter and year-to-date 2014 results was to increase both net sales and cost of sales by $26,242 and $74,888, respectively. Reclassifications had no effect on net income (loss), cash flows or stockholders’ equity as previously reported.
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
NOTE 2 – ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we purchased the performance coating businesses of Quest Specialty Chemicals (Quest), which include automotive refinish, aerosol and related specialty paint products, for total consideration of approximately $350,000. The acquisition was recorded at fair value in our Paints segment during the third quarter and an allocation of the purchase price has been completed, with the exception of certain tax items and working capital adjustments. These adjustments are not expected to have a material impact on our consolidated financial statements. We expect to finalize the purchase price allocation within one year of the date of acquisition. The actual allocation of the final purchase price and the resulting effect on income from operations may differ from the unaudited amounts included herein.
On December 17, 2014, we completed the divestiture of a non-strategic specialty product offering in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. We recorded the sale in the first quarter of fiscal year 2015 and recorded a pre-tax gain of $48,001 to income from operations.
Pro forma results of operations for the acquisition and divestiture noted above are not presented, as they were immaterial to the reported results.
NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	July 31, 2015	October 31, 2014	July 25, 2014
Manufactured products	$327,171	$314,354	$331,743
Raw materials, supplies and work-in-progress	185,438	171,908	194,695
Total Inventories	$512,609	$486,262	$526,438
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
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of July 31, 2015 is $1,304,831, an increase of $179,007 from the end of fiscal year 2014. The increase is primarily due to our Quest acquisition, partially offset by foreign currency translation and the divestiture of a non-strategic specialty product offering in our Coatings segment.
Intangibles, net, as of July 31, 2015 are $653,020, an increase of $60,508 from the end of fiscal year 2014. The increase is primarily due to acquired customer lists, trademarks and technology recognized in the Quest acquisition, partially offset by foreign currency translation.
Total intangible asset amortization expense for the nine months ended July 31, 2015 was $6,712, compared to $6,194 for the same period last year. Estimated annual amortization expense for fiscal 2015 and for each of the five succeeding fiscal years based on the intangible assets as of July 31, 2015 is expected to be approximately $10,000 and $12,000, respectively. The increase in expected amortization expense is primarily due to our Quest acquisition. See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition and divestiture.
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
Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Nine Months Ended
	July 31, 2015	July 25, 2014
Beginning balance	$80,627	$78,818
Additional net deferred revenue/accrual made during the period	8,631	8,933
Payments made during the period	(6,792)	(4,751)
Ending Balance	$82,466	$83,000

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

July 31, 2015
Remainder of 2015	$—
2016	10,897
2017	1,526
2018	—
2019	—
Thereafter	—
Total	$12,423
Total payments relating to unconditional purchase obligations were approximately $7,992 and $29,858 in the three and nine months ended July 31, 2015, respectively, compared to $16,041 and $48,700 in the three and nine months ended July 25, 2014, respectively.
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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at July 31, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$195,504	$195,504	$—	$—
Restricted cash[1]	1,628	1,628	—	—
Foreign currency contracts[2]	485	—	485	—
Deferred compensation plan assets[3]	6,721	6,721	—	—
Total Assets	$204,338	$203,853	$485	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,198	$48,198	$—	$—
Restricted cash[1]	2,868	2,868	—	—
Foreign currency contracts[2]	455	—	455	—
Total Assets	$51,521	$51,066	$455	$—

	Fair Value at July 25, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,619	$18,619	$—	$—
Restricted cash[1]	3,121	3,121	—	—
Total Assets	$21,740	$21,740	$—	$—
Liabilities
Foreign currency contracts[2]	$338	$—	$338	$—
Total Liabilities	$338	$—	$338	$—
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
3 The Deferred Compensation Plan Assets consist of the investment funds maintained for the future payments under the Company's deferred compensation plan, which is structured as a rabbi trust. Investments held in the rabbi trust primarily consist of publicly traded mutual funds. Rabbi trust assets are considered irrevocable, and may only be used to pay participant benefits under the plan. The only exception is the event of bankruptcy, in which case the assets in the rabbi trust would be subject to the claims of creditors of the corporation. In the Condensed Consolidated Balance Sheets, rabbi trust assets are included in other assets.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at July 31, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[4]
Publicly traded debt	$1,897,759	$1,897,759	$—	$—
Non-publicly traded debt	487,789	—	487,789	—
Other[5]	1,420	—	1,420	—
Total Debt	$2,386,968	$1,897,759	$489,209	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[4]
Publicly traded debt	$1,099,695	$1,099,695	$—	$—
Non-publicly traded debt	532,397	—	532,397	—
Other[5]	23,838	—	23,838	—
Total Debt	$1,655,930	$1,099,695	$556,235	$—

	Fair Value at July 25, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[4]
Publicly traded debt	$1,101,814	$1,101,814	$—	$—
Non-publicly traded debt	635,604	—	635,604	—
Total Debt	$1,737,418	$1,101,814	$635,604	$—
4 Debt is recorded at carrying value of $2,339,210, $1,556,391 and $1,635,978 on the Condensed Consolidated Balance Sheet as of July 31, 2015, October 31, 2014 and July 25, 2014, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 8 for additional information on debt.
5 Other consists of bankers' acceptance drafts and commercial acceptance drafts from our customers that have been sold with recourse to financial institutions but have not yet matured. Refer to Note 8 for additional information.
Nonrecurring Fair Value Measurements
We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of a business acquisition, as well as property, plant and equipment that is impaired when the planned use of the asset changes. See Note 2 for additional information on acquisitions and Note 15 for additional information on restructuring.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high credit-quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of July 31, 2015.
At July 31, 2015, we had foreign currency contracts maturing during fiscal years 2015 and 2016 with notional amounts of $7,946 and $4,793, respectively. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Condensed Consolidated Statement of Operations when the underlying hedged item is realized. At July 25, 2014, we had foreign currency contracts with a notional amount of $8,211 and $5,828 maturing in fiscal year 2014 and 2015, respectively. There was no material ineffectiveness related to these hedges during the quarters ended July 31, 2015 or July 25, 2014.
At July 31, 2015 and July 25, 2014, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Condensed Consolidated Balance Sheets as of July 31, 2015 and July 25, 2014 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and losses are reclassified ratably from accumulated other comprehensive income (loss) to interest expense in our Condensed Consolidated Statements of Operations over the term of the related debt. At July 31, 2015, the amount that will be recognized in interest expense in the next twelve months is $1,191.
Our derivative assets and liabilities subject to fair value measurement (see Note 6) include the following:

	Fair Value at July 31, 2015	Fair Value at October 31, 2014	Fair Value at July 25, 2014
Assets
Prepaid expenses and other
Foreign currency contracts	$485	$455	$—
Total Assets	$485	$455	$—
Liabilities
Accrued liabilities other
Foreign currency contracts	$—	$—	$338
Total Liabilities	$—	$—	$338

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Derivative gains (losses) recognized in AOCI1 and on the Condensed Consolidated Statements of Operations for the three and nine months ended July 31, 2015 and July 25, 2014, respectively, are as follows:

Three Months Ended July 31, 2015	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$(328)	Other income / (expense), net	$362
Treasury lock contracts	320	Interest expense	(320)
Total derivatives designated as cash flow hedges	$(8)	Total	$42

Three Months Ended July 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$154	Other income / (expense), net	$(15)
Treasury lock contracts	319	Interest expense	(319)
Total derivatives designated as cash flow hedges	$473	Total	$(334)

Nine Months Ended July 31, 2015	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$30	Other income / (expense), net	$1,024
Treasury lock contracts	958	Interest expense	(958)
Total derivatives designated as cash flow hedges	$988	Total	$66

Nine Months Ended July 25, 2014	Amount of Gain (Loss) recognized in AOCI[1]	Statement of Operations Classification	Gain (Loss) in Income
Derivatives designated as cash flow hedges
Foreign currency contracts	$(193)	Other income / (expense), net	$(236)
Treasury lock contracts	958	Interest expense	(958)
Total derivatives designated as cash flow hedges	$765	Total	$(1,194)
1 Accumulated other comprehensive income (loss) (AOCI) is included in the Condensed Consolidated Balance Sheets in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the year-to-date derivative activity.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 – DEBT
Debt consists of the following:

	July 31, 2015	October 31, 2014	July 25, 2014
Short-term debt	$474,169	$443,854	$553,557
Current portion of long-term debt	158,091	162,502	4,500
Long-term debt	1,706,950	950,035	1,077,921
Total Debt	$2,339,210	$1,556,391	$1,635,978
On July 27, 2015, we issued $350,000 of unsecured Senior Notes that mature on January 15, 2026 with a coupon rate of 3.95%. The net proceeds of the issuance were approximately $345,000. The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (SEC). We used the net proceeds from this offering for the repayment of borrowings under the term loan credit facility that was entered into on May 29, 2015.

On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016. This facility was used to provide funding for the acquisition of Quest. See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition. This facility was repaid on July 29, 2015 primarily using the net proceeds from the unsecured Senior Notes issued in July 2015.

On January 21, 2015, we issued $250,000 of unsecured Senior Notes that mature on February 1, 2025 with a coupon rate of 3.30%, and $250,000 of unsecured Senior Notes that mature on February 1, 2045 with a coupon rate of 4.40%. The net proceeds of both issuances were approximately $492,000 in the aggregate. The public offering was made pursuant to a registration statement filed with the SEC. We used the net proceeds to repay short-term borrowings under our commercial paper program and credit facility in the first quarter of 2015.
Subsequent to our quarter-end, we retired $150,000 of Senior Notes in accordance with their scheduled maturity on August 3, 2015.

In certain geographies we accept bankers’ acceptance drafts and commercial acceptance drafts as payment from customers. When we sell these instruments with recourse to a financial institution we record them as short-term secured borrowings from the time they are sold until they reach maturity. These instruments are classified as short-term debt and the balance outstanding was $1,420 at July 31, 2015 and $23,838 at October 31, 2014, respectively.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 31, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.
NOTE 9 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $2,105 and $9,481 for the three and nine months ended July 31, 2015, respectively, compared to $4,222 and $13,901 for the three and nine months ended July 25, 2014, respectively.
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
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Service cost	$764	$1,097	$2,782	$3,278
Interest cost	3,491	3,728	10,570	11,139
Expected return on plan assets	(4,891)	(4,994)	(14,729)	(14,925)
Amortization of prior service cost	123	120	360	360
Recognized actuarial (gain)/loss	1,642	1,552	4,958	4,643
Curtailment (gain)/loss	—	—	(3,083)	—
Net Periodic Benefit (Gain)/Cost	$1,129	$1,503	$858	$4,495
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Service cost	$51	$38	$153	$114
Interest cost	92	95	276	285
Amortization of prior service cost	(32)	(32)	(96)	(96)
Recognized actuarial (gain)/loss	108	92	324	276
Net Periodic Benefit Cost	$219	$193	$657	$579
NOTE 11 – INCOME TAXES
Our effective income tax rates for the three and nine months ended July 31, 2015 and July 25, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Effective Tax Rate	28.1%	30.4%	29.1%	31.6%
The effective tax rate for the three and nine months ended July 31, 2015 is lower than the U.S. federal statutory rate of 35.0% primarily due to earnings in foreign jurisdictions, which are taxed at rates lower than the U.S. federal statutory rate, and also the U.S. foreign tax credit. The effective tax rate for the three and nine months ended July 25, 2014 was lower than the U.S. federal statutory rate primarily due to earnings in foreign jurisdictions, which are taxed at rates lower than the U.S. federal statutory rate, and benefits related to foreign and domestic tax incentives.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At October 31, 2014, we had a $18,766 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $18,169 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 31, 2014, we had accrued approximately $5,380 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first, second or third quarter of fiscal years 2014 and 2015.
NOTE 12 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents the net income (loss) per common share calculations for the three and nine months ended July 31, 2015 and July 25, 2014:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Basic
Net income (loss)	$102,862	$97,833	$297,150	$237,345
Weighted-average common shares outstanding - basic	80,020,089	83,194,913	80,857,078	84,168,188
Net Income (Loss) per Common Share - Basic	$1.29	$1.18	$3.68	$2.82
Diluted
Net income (loss)	$102,862	$97,833	$297,150	$237,345
Weighted-average common shares outstanding - basic	80,020,089	83,194,913	80,857,078	84,168,188
Diluted effect of stock options and unvested restricted stock	1,979,612	2,282,159	2,053,918	2,379,424
Weighted-average common shares outstanding - diluted	81,999,701	85,477,072	82,910,996	86,547,612
Net Income (Loss) per Common Share - Diluted	$1.25	$1.14	$3.58	$2.74
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 269,501 and 282,674 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 31, 2015, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 192,595 and 276,031 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 25, 2014, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and nine months ended July 31, 2015 and July 25, 2014:

Three Months Ended July 31, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, May 1, 2015	$(59,622)	$(76,232)	$(7,337)	$(143,191)
Other comprehensive income before reclassifications	2,329	—	34	2,363
Amounts reclassified from accumulated other comprehensive income to earnings	—	1,827	(165)	1,662
Balance, July 31, 2015	$(57,293)	$(74,405)	$(7,468)	$(139,166)

Three Months Ended July 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, April 25, 2014	$126,374	$(67,489)	$(9,198)	$49,687
Other comprehensive income before reclassifications	2,199	—	139	2,338
Amounts reclassified from accumulated other comprehensive income to earnings	—	1,732	211	1,943
Balance, July 25, 2014	$128,573	$(65,757)	$(8,848)	$53,968

Nine Months Ended July 31, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive income before reclassifications	(128,113)	—	1,054	(127,059)
Amounts reclassified from accumulated other comprehensive income to earnings	—	7,997	(434)	7,563
Balance, July 31, 2015	$(57,293)	$(74,405)	$(7,468)	$(139,166)

Nine Months Ended July 25, 2014	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(5,030)	—	(429)	(5,459)
Amounts reclassified from accumulated other comprehensive income to earnings	—	5,183	825	6,008
Balance, July 25, 2014	$128,573	$(65,757)	$(8,848)	$53,968
1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $123 and $368 for the three and nine months ended July 31, 2015, respectively, and $123 and $369 for the three and nine months ended July 25, 2014, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
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
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Cost of sales	$719	$678	$3,085	$2,019
Research and Development	223	221	1,164	663
Selling, General and Administrative	885	833	3,748	2,501
Total Before Income Taxes	$1,827	$1,732	$7,997	$5,183
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
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on intersegment sales. Comparative segment data for the three and nine months ended July 31, 2015 and July 25, 2014 are as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Net Sales
Coatings	$640,225	$684,647	$1,858,103	$1,871,125
Paints	443,844	479,575	1,209,346	1,321,956
Other and Administrative	125,986	112,366	337,356	305,365
Less Intersegment Sales	(60,929)	(47,284)	(161,721)	(134,199)
Total Net Sales	$1,149,126	$1,229,304	$3,243,084	$3,364,247

EBIT
Coatings	$117,311	$114,874	$360,942	$282,896
Paints	45,897	43,224	117,797	124,644
Other and Administrative	2,450	(1,381)	(545)	(12,878)
Total EBIT	165,658	156,717	478,194	394,662
Interest Expense	22,622	16,137	59,178	47,825
Income Before Income Taxes	$143,036	$140,580	$419,016	$346,837
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.
NOTE 15 – RESTRUCTURING
Restructuring charges in fiscal year 2015 included the following: (i) actions in the Coatings and Paints segments to rationalize manufacturing operations in the Australia region, (ii) other actions to consolidate administrative operations in the Europe region, and (iii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $4,599 and $13,392 in the three and nine months ended July 31, 2015, respectively. Included in restructuring charges are non-cash asset impairment charges of $8 and $1,407 for the three and nine months ended July 31, 2015, respectively.
Restructuring charges in fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $7,653 and $28,315 in the three and nine months ended July 25, 2014, respectively. Included in restructuring charges are non-cash asset impairment charges of $(636) and $7,208 for the three and nine months ended July 25, 2014, respectively. Restructuring charges were $41,139 for the full fiscal year 2014, including non-cash asset impairment charges of $11,141.
The expenses comprising the above restructuring initiatives included severance and employee benefits, asset impairments, professional services and site clean-up.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following restructuring charges by segment were recorded in the 2015 and 2014 periods:

Nine Months Ended July 31, 2015	Liability Beginning Balance 10/31/2014	Expense	Payments and Other Activity	Liability Ending Balance 7/31/2015
Coatings
Severance and employee benefits	$8,711	$7,355	$(9,000)	$7,066
Exit costs (consulting/site clean-up)	4,437	154	(4,591)	—
Total Coatings	13,148	7,509	(13,591)	7,066
Paints
Severance and employee benefits	803	2,892	(2,291)	1,404
Asset impairments	—	1,407	(1,407)	—
Exit costs (consulting/site clean-up)	1,901	1,593	(2,419)	1,075
Total Paints	2,704	5,892	(6,117)	2,479
Other and Administrative
Severance and employee benefits	152	(9)	(94)	49
Total Other and Administrative	152	(9)	(94)	49
Total	$16,004	$13,392	$(19,802)	$9,594

Nine Months Ended July 25, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 7/25/2014
Coatings
Severance and employee benefits	$18,899	$9,685	$(14,340)	$14,244
Asset impairments	—	5,751	(5,751)	—
Exit costs (consulting/site clean-up)	119	2,968	(2,970)	117
Total Coatings	19,018	18,404	(23,061)	14,361
Paints
Severance and employee benefits	6,118	6,304	(10,841)	1,581
Asset impairments	—	1,457	(1,457)	—
Exit costs (consulting/site clean-up)	2,196	1,874	(1,886)	2,184
Total Paints	8,314	9,635	(14,184)	3,765
Other and Administrative
Severance and employee benefits	1,791	276	(1,349)	718
Total Other and Administrative	1,791	276	(1,349)	718
Total	$29,123	$28,315	$(38,594)	$18,844
The ending liability balance at July 31, 2015 and July 25, 2014 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restructuring charges were recorded in the Statement of Operations for the three and nine months ended July 31, 2015 and July 25, 2014 approximately as follows:

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Cost of sales	$1,319	$3,302	$7,398	$17,677
Research and Development	—	1,285	536	1,300
Selling, General and Administrative	3,280	3,066	5,458	9,338
Total Restructuring Charges	$4,599	$7,653	$13,392	$28,315
NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS
In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Adoption of this guidance will not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017, and retrospective presentation is required. Adoption of this guidance will not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. In July 2015, the FASB issued a one-year deferral, which means the guidance is now effective in the first quarter of our fiscal year 2019, but would allow early adoption as of the original date. Either full retrospective or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.
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
We operate in over 25 countries, and approximately 46% of our total net sales in the first nine months of 2015 was generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
RESULTS OF OPERATIONS
Overview
Net sales declined 6.5% for the third quarter of 2015, primarily due to the impact of foreign currency exchange and lower sales in our Consumer Paints product line due to a change in product line offering at a key North America customer that took effect in the first quarter of 2015. This decline was partially offset by net new business in our Coatings segment and the acquisition of the performance coating businesses of Quest Specialty Chemicals (Quest) in our Paints segment. Gross profit as a percent of net sales increased to 35.8% from 33.9% driven by improved productivity, including benefits from previously completed restructuring actions, and favorable price/cost comparison. Operating expense spending decreased in dollars but increased slightly as a percent of net sales. Net income as a percent of net sales increased to 9.0% from 8.0%.
Foreign currency translation had a $67 million negative impact on our net sales during the quarter. The earnings impact was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies in the third quarter versus the prior year. If the U.S. dollar further strengthens against international currencies, the unfavorable currency translation impact on 2015 sales and earnings could increase.
On June 1, 2015, we purchased the performance coating businesses of Quest Specialty Chemicals (Quest), which include automotive refinish, aerosol and related specialty paint products, for total consideration of approximately $350,000. The acquisition was recorded at fair value in our Paints segment, and the corresponding assets, liabilities and operating results have been included in our financial statements from the date of acquisition.
Restructuring
Restructuring charges in fiscal year 2015 included the following: (i) actions in the Coatings and Paints segments to rationalize manufacturing operations in the Australia region, (ii) actions to consolidate administrative operations in the Europe region, and (iii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $4,599 or $0.04 per share and $13,392 or $0.11 per share in the three and nine months ended July 31, 2015, respectively, and we expect the total pre-tax cost related to these activities to be approximately $24,000 to $30,000 or $0.19 to $0.24 per share in fiscal 2015. Included in restructuring charges are non-cash asset impairment charges of $8 and $1,407 for the three and nine months ended July 31, 2015, respectively.
Restructuring charges in fiscal year 2014 related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business and ongoing profit improvement plans in Australia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $7,653 or $0.07 per share and $28,315 or $0.23 per share in the three and nine months ended July 25, 2014, respectively. Included in restructuring charges are non-cash asset impairment charges of $(636) and $7,208 for the three and nine months ended July 25, 2014, respectively. Restructuring activities resulted in pre-tax charges of $41,139 and $0.34 per share for the full fiscal year 2014, including non-cash pre-tax charges of $11,141. See Note 15 in Notes to Condensed Consolidated Financial Statements for further

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per-share impact of restructuring charges.
Financial Results
The following tables present selected financial data for the three and nine months ended July 31, 2015 and July 25, 2014.

Net Sales	Three Months Ended			Nine Months Ended
	July 31, 2015	July 25, 2014	% Change	July 31, 2015	July 25, 2014	% Change
Coatings	$640,225	$684,647	(6.5)%	$1,858,103	$1,871,125	(0.7)%
Paints	443,844	479,575	(7.5)%	1,209,346	1,321,956	(8.5)%
Other and Administrative	65,057	65,082	—%	175,635	171,166	2.6%
Consolidated Net Sales	$1,149,126	$1,229,304	(6.5)%	$3,243,084	$3,364,247	(3.6)%

•
Consolidated Net Sales – Consolidated net sales for the third quarter of 2015 decreased 6.5%, including a negative impact of 5.5% from foreign currency exchange. Excluding foreign currency exchange, the decrease was primarily due to lower sales in our Consumer Paints product line due to a change in product line offering at a key North America customer that took effect in the first quarter of 2015, partially offset by net new business in our Coatings segment and the acquisition of Quest in our Paints segment. Year-to-date consolidated net sales decreased 3.6%, including a negative impact of 4.6% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to net new business in our Coatings segment, partially offset by declines in our Paints segment.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the third quarter of 2015 decreased 6.5%, including a negative impact of 6.7% from foreign currency exchange. Excluding foreign currency exchange, the slight increase was due to net new business wins, partially offset by soft end markets in certain Industrial product lines. Year-to-date, our Coatings segment net sales decreased 0.7%, including a negative impact of 5.5% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to net new business wins across all product lines.

•
Paints Segment Net Sales – Our Paints segment net sales for the third quarter of 2015 decreased 7.5%, including a negative impact of 4.0% from foreign currency exchange. Year-to-date, our Paints segment net sales decreased 8.5%, including a negative impact of 3.4% from foreign currency exchange. Excluding foreign currency exchange, the decrease in net sales was driven by a change in our product line offering at a North America home improvement channel customer that took effect in the first quarter of 2015 and a change in sales mix in our Asia Consumer business, partially offset by the acquisition of Quest in the quarter. Excluding foreign currency exchange, the decrease in net sales in the year-to-date period was also impacted by difficult comparisons to prior year results, which included the launch of several new products in North America, partially offset by sales growth in our Europe and Australia regions.

Paints segment sales in North America in fiscal year 2015 have declined versus the previous year primarily due to an adjustment in our product line offering by a significant customer in the home improvement channel. This customer informed us that in fiscal year 2015 they were discontinuing one of the several products that we supply. The impact of this adjustment on the third quarter of 2015 net sales was significant, and we expect net sales in North America to continue to decline through the first quarter of fiscal year 2016 as a result of this adjustment. The total impact of this adjustment on fiscal year 2015 net sales is expected to be in the range of $150,000 to $180,000. We have taken actions to mitigate a portion of the effect on our business of this expected sales decline, including reductions in operating expenses as well as restructuring activities in the Paints segment (see Note 15 in the Condensed Consolidated Financial Statements for more information on restructuring activities).

•
Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the third quarter of 2015 was flat, including a negative impact of 3.0% from foreign currency exchange. Year-to-date Other and Administrative

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

net sales increased 2.6%, including a negative impact of 2.4% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to net new business in resins in both periods.
Due to the seasonal nature of portions of our business, sales for the third quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Consolidated Gross Profit	$411,283	$416,692	$1,137,778	$1,116,503
As a percent of Net Sales	35.8%	33.9%	35.1%	33.2%

•
Gross Profit – The gross profit rate increased compared to the third quarter and year-to-date periods of the prior year. Foreign currency exchange had a negative impact of 1.9 percentage points on gross profit rate for the third quarter of 2015 and a negative impact of 1.5 percentage points year-to-date. Excluding foreign currency exchange, the increase in gross profit rate in both periods was primarily driven by improved productivity, including benefits from previously completed restructuring actions, favorable price/cost comparison and lower restructuring charges, partially offset by acquisition-related charges from the Quest acquisition. Restructuring charges of $1,319 or 0.1% of net sales and $7,398 or 0.2% of net sales were included in the third quarter and year-to-date of 2015, respectively. Restructuring charges of $3,302 or 0.3% of net sales and $17,677 or 0.5% of net sales were included in the third quarter and year-to-date of 2014, respectively. Acquisition-related charges of $2,952 were included in the third quarter and year-to-date of 2015.

Operating Expenses[1]	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Consolidated Operating Expenses	$245,555	$258,163	$706,786	$719,340
As a percent of Net Sales	21.4%	21.0%	21.8%	21.4%

1 Includes research and development, selling, general and administrative and restructuring costs. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses for the third quarter of 2015 decreased $12,608 or 4.9%, including a favorable impact of 5.6% from foreign currency and the addition of acquisition operating expenses of 1.7%. Excluding foreign currency exchange and the Quest acquisition, the change in dollars in the quarter decreased slightly. The decrease was driven by lower spending, as 2014 included significant investments in our Paints segment to support new product launches, benefits in 2015 from previously completed restructuring actions and lower incentive compensation in 2015, partially offset by higher bad debt expense. Year-to-date consolidated operating expenses decreased $12,554 or 1.7%, including a favorable impact of 4.2% from foreign currency and the addition of acquisition operating expenses of 0.6%. Excluding foreign currency exchange and the Quest acquisition, dollars in the year-to-date period increased primarily due to investments to support our growth initiatives and higher bad debt expense, partially offset by lower incentive compensation accruals and benefits from previously completed restructuring actions. In both the quarter and year-to-date periods we also benefited from lower restructuring charges. Restructuring charges of $3,280 or 0.3% of net sales, and $5,994 or 0.2% of net sales were included in the third quarter and year-to-date of 2015, respectively. Restructuring charges of $4,351 or 0.4% of net sales, and $10,638 or 0.3% of net sales were included in the third quarter and year-to-date of 2014, respectively. Acquisition-related charges of $892 were included in the third quarter and year-to-date of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EBIT[1]	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Coatings	$117,311	$114,874	$360,942	$282,896
As a percent of Net Sales	18.3%	16.8%	19.4%	15.1%
Paints	$45,897	$43,224	$117,797	$124,644
As a percent of Net Sales	10.3%	9.0%	9.7%	9.4%
Other and Administrative	$2,450	$(1,381)	$(545)	$(12,878)
As a percent of Net Sales	3.8%	(2.1)%	(0.3)%	(7.5)%
Consolidated EBIT	$165,658	$156,717	$478,194	$394,662
As a percent of Net Sales	14.4%	12.7%	14.7%	11.7%

1 We evaluate the performance of operating segments and allocate resources based on earnings (operating income) before interest expense and taxes (EBIT).

•
Consolidated EBIT – EBIT for the third quarter of 2015 increased $8,941 or 5.7% from the prior year. Year-to-date EBIT increased $83,532 or 21.2% from the prior year. Fiscal year 2015 includes a pre-tax gain on sale of certain assets of a non-strategic specialty product line of $48,001. Restructuring charges of $4,599 or 0.4% of net sales and $13,392 or 0.4% of net sales were included in the third quarter and year-to-date of 2015, respectively. Restructuring charges of $7,653 or 0.6% of net sales and $28,315 or 0.8% of net sales were included in the third quarter and year-to-date of 2014, respectively. Acquisition-related charges of $3,844 or 0.3% of net sales and $3,844 or 0.1% of net sales were included in the third quarter and year-to-date of 2015.

Foreign currency exchange had a negative impact of 4.0% on EBIT for the third quarter of 2015 and a negative impact of 4.4% year-to-date. The effect of foreign currency exchange fluctuation on Consolidated EBIT in the third quarter and year-to-date of 2015 may not be indicative of the effect of foreign currency exchange fluctuation in subsequent quarters or for the full year. If the current unfavorable exchange rates persist, the translation impact on consolidated EBIT could be material in the balance of the fiscal year.

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 1.5 percentage points for the third quarter. Foreign currency exchange had a negative impact of 1.2 percentage points on EBIT as a percent of net sales. Excluding foreign currency exchange, the increase was primarily due to improved productivity, including the effect of previously-completed restructuring actions, favorable price/cost comparison and lower restructuring charges, partially offset by higher spending to support net new business. Year-to-date EBIT as a percentage of net sales increased 4.3 percentage points. Foreign currency exchange had a negative impact of 1.1 percentage points on EBIT as a percent of net sales. Excluding foreign currency exchange, the increase was primarily due to the gain on sale of certain assets of a non-strategic specialty product offering of $48,001, improved productivity, including the effect of previously-completed restructuring actions, favorable price/cost comparison, leverage on increased volumes in all product lines and lower restructuring charges, partially offset by higher spending to support net new business. Restructuring charges of $2,600 or 0.4% of net sales and $7,509 or 0.4% of net sales were included in the third quarter and year-to-date of 2015, respectively. Restructuring charges of $7,145 or 1.0% of net sales and $18,404 or 1.0% of net sales were included in the third quarter and year-to-date of 2014, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales for the third quarter increased 1.3 percentage points. Foreign currency exchange had a negative impact of 0.3 percentage points on EBIT as a percent of net sales. Excluding foreign currency exchange, the increase was driven by improved productivity, including benefits from previously-completed restructuring actions, a decrease in operating expenses primarily due to lower spending, as 2014 included significant investments to support new product launches, and favorable price/cost comparison, partially offset by the effect of lower volumes in our consumer product line in North America and acquisition-related charges from the Quest acquisition. Year-to-date EBIT as a percent of net sales increased 0.3 percentage points. Foreign currency exchange had a negative impact of 0.3 percentage points on EBIT as a percent of net sales. Improved productivity, including benefits from previously-completed restructuring actions, favorable price/cost comparison and lower restructuring costs were partially offset by the effect of lower volumes in our consumer product line in North America and acquisition-related charges from the Quest acquisition. Restructuring charges of $1,999 or 0.5% of net sales and $5,892 or 0.5% of net sales were included in the

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

third quarter and year-to-date of 2015, respectively. Restructuring charges of $480 or 0.1% of net sales and $9,635 or 0.7% of net sales were included in the third quarter and year-to-date of 2014, respectively. Acquisition-related charges of $3,844 or 0.3% of net sales and $3,844 or 0.1% of net sales were included in the third quarter and year-to-date of 2015.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the third quarter and year-to-date periods in 2015 was favorable compared to the prior year periods, primarily due to improved operating performance and lower operating expenses. Restructuring charges of $0 or 0.0% of net sales and $(9) and 0.0% of net sales were included in the third quarter and year-to-date of 2015, respectively. Restructuring charges of $28 or 0.0% of net sales and $276 or 0.2% of net sales were included in the third quarter and year-to-date of 2014, respectively.

Due to the seasonal nature of portions of our business, EBIT for the third quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Consolidated Interest Expense	$22,622	$16,137	$59,178	$47,825

•
Interest Expense – Interest expense increased compared to the third quarter and year-to-date periods of 2014 due to higher average debt levels and higher average interest rates as a result of the Quest acquisition.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Effective Tax Rate	28.1%	30.4%	29.1%	31.6%

•
Effective Tax Rate – The lower third quarter 2015 effective tax rate was primarily due to recognition of U.S. foreign tax credits in fiscal year 2015. The lower effective tax rate for the year-to-date period of 2015 was due to the sale of a specialty product offering in a foreign location, which is taxed at a lower rate than the U.S. federal statutory rate, and the U.S. foreign tax credit.

Net Income	Three Months Ended			Nine Months Ended
	July 31, 2015	July 25, 2014	% Change	July 31, 2015	July 25, 2014	% Change
Consolidated Net Income	$102,862	$97,833	5.1%	$297,150	$237,345	25.2%

FINANCIAL CONDITION
Cash Flow
Cash flow provided by operations was $112,596 for the nine months ended July 31, 2015, compared to cash provided by operations of $151,458 for the same period last year. Cash flow provided by operations decreased due to higher incentive compensation payments, timing of accounts payable payments, prepayments for raw materials and higher income tax payments, partially offset by payments to fund growth initiatives in the Paints segment in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the first nine months of 2015, we used our borrowing capacity and cash on hand to fund $251,415 in share repurchases, $60,846 in capital expenditures and our seasonal working capital needs. We used cash on hand to fund $73,056 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $632,260 at July 31, 2015 compared to $606,356 and $558,057 at October 31, 2014 and July 25, 2014, respectively. Total debt was $2,339,210 at July 31, 2015 compared to $1,556,391 and $1,635,978 at October 31, 2014 and July 25, 2014, respectively. The increase in total debt from October 31, 2014 was primarily due to borrowings to fund the Quest acquisition, share repurchases and capital expenditures. The ratio of total debt to capital was 72.6% at July 31, 2015, compared to 60.6% at October 31, 2014 and 60.8% at July 25, 2014.
On July 27, 2015, we issued $350,000 of unsecured Senior Notes that mature on January 15, 2026 with a coupon rate of 3.95%. The net proceeds of the issuance were approximately $345,000 The public offering was made pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (SEC). We used the net proceeds from this offering for the repayment of borrowings under the term loan credit facility that was entered into on May 29, 2015.

On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016. This facility was used to provide funding for the acquisition of Quest. See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition. This facility was repaid on July 29, 2015 primarily using the net proceeds from the unsecured Senior Notes issued in July 2015.

On January 21, 2015, we issued $250,000 of unsecured Senior Notes that mature on February 1, 2025 with a coupon rate of 3.30%, and $250,000 of unsecured Senior Notes that mature on February 1, 2045 with a coupon rate of 4.40%. The net proceeds of both issuances were approximately $492,000 in the aggregate. The public offering was made pursuant to a registration statement filed with the SEC. We used the net proceeds to repay short-term borrowings under our commercial paper program and credit facility in the first quarter of 2015.
Subsequent to our quarter-end, we retired $150,000 of Senior Notes in accordance with their scheduled maturity on August 3, 2015.

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
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 31, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
As of July 31, 2015, we had $342,647 in cash and cash equivalents and $304,164 in unused committed bank credit facilities, providing total committed liquidity of $646,811 compared to $389,327 of committed liquidity as of October 31, 2014. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions outside the U.S. Our investment policy on excess cash is to preserve principal. As of July 31, 2015, $144,115 of our $342,647 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S., we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of July 31, 2015.
Share Repurchases
Weighted-average common shares outstanding – diluted for the third quarter of 2015 were 81,999,701, down 3,477,371 from the same period in the prior year. During the quarter, we repurchased 902,700 shares for $75,374. Year-to-date we have repurchased 2,966,545 shares for $251,415. On November 21, 2014, the Board approved a new share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of common stock. This new program was effective immediately and replaced the previous repurchase authorization. As of July 31, 2015, $1,264,770 remained available for purchases under the new authorization. In the first quarter of 2015, we repurchased 192,500 shares for $16,185 under the previous authorization.
NON-GAAP FINANCIAL MEASURES
This section includes financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP), as well as certain non-GAAP financial measures such as adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.
We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring charges, acquisition-related charges, and gain on sale of certain assets. We believe adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expense and adjusted EBIT, we remove the impact of before-tax restructuring charges, acquisition-related charges, and gain on sale of certain assets. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring charges, acquisition-related charges, and gain on sale of certain assets from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 31, 2015	July 25, 2014	July 31, 2015	July 25, 2014
Coatings Segment
Earnings before interest and taxes (EBIT)	$117,311	$114,874	$360,942	$282,896
Restructuring charges – cost of sales	825	2,776	3,776	9,509
Restructuring charges – operating expense	1,775	4,369	3,733	8,895
Gain on sale of certain assets	—	—	(48,001)	—
Adjusted EBIT	$119,911	$122,019	$320,450	$301,300

Paints Segment
EBIT	$45,897	$43,224	$117,797	$124,644
Restructuring charges – cost of sales	494	499	3,622	8,102
Acquisition-related charges – cost of sales	2,952	—	2,952	—
Restructuring charges – operating expense	1,505	(19)	2,270	1,533
Acquisition-related charges – operating expense	892	—	892	—
Adjusted EBIT	$51,740	$43,704	$127,533	$134,279

Other and Administrative
EBIT	$2,450	$(1,381)	$(545)	$(12,878)
Restructuring charges – cost of sales	—	27	—	66
Restructuring charges – operating expense	—	1	(9)	210
Adjusted EBIT	$2,450	$(1,353)	$(554)	$(12,602)

Consolidated
Gross profit	$411,283	$416,692	$1,137,778	$1,116,503
Restructuring charges – cost of sales	1,319	3,302	7,398	17,677
Acquisition-related charges – cost of sales	2,952	—	2,952	—
Adjusted gross profit	$415,554	$419,994	$1,148,128	$1,134,180

Operating expense	$245,555	$258,163	$706,786	$719,340
Restructuring charges – operating expense	(3,280)	(4,351)	(5,994)	(10,638)
Acquisition-related charges – operating expense	(892)	—	(892)	—
Adjusted operating expense	$241,383	$253,812	$699,900	$708,702

EBIT	$165,658	$156,717	$478,194	$394,662
Restructuring charges – total	4,599	7,653	13,392	28,315
Acquisition-related charges – total	3,844	—	3,844	—
Gain on sale of certain assets	—	—	(48,001)	—
Adjusted EBIT	$174,101	$164,370	$447,429	$422,977

Net income	$102,862	$97,833	$297,150	$237,345
After tax restructuring charges – total[1]	3,202	5,616	9,169	19,858
After tax acquisition-related charges – total[1]	2,712	—	2,712	—
After tax gain on sale of certain assets[1]	—	—	(37,216)	—
Adjusted net income	$108,776	$103,449	$271,815	$257,203

Net income per common share – diluted	$1.25	$1.14	$3.58	$2.74
After tax restructuring charges – total	0.04	0.07	0.11	0.23
After tax acquisition-related charges – total	0.03	—	0.03	—
Gain on sale of certain assets	—	—	(0.45)	—
Adjusted net income per common share – diluted[2]	$1.33	$1.21	$3.28	$2.97

1 The tax effect of restructuring charges, acquisition-related charges, and gain on sale of assets is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.
2 Per share data has been rounded to the nearest $0.01 and, therefore, may not sum.
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
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 31, 2014. There were no material changes to our critical accounting estimates in the third quarter of fiscal year 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We conduct business in various regions throughout the world and are subject to market risk due to changes in the exchange rate of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our foreign operations are generally the local currency in the corresponding country. We manage our operating activities at the local level, and generally our underlying costs are denominated in the same currency as our sales, thereby partially mitigating the earnings risk associated with changes in foreign exchange. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change applied equally to all foreign currency exchange rates is not expected to have a material effect on our net income or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At July 31, 2015, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), the UK (GBP), Singapore (SGD), and Brazil (BRL).

We are also subject to interest rate risk. At July 31, 2015, approximately 20.6% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) We made the following repurchases of equity securities during the quarter ended July 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Spent Under the Plans or Programs[1]
5/2/2015 - 5/29/2015
Repurchase Program	220,000	$84.67	220,000	$1,321,510,267
5/30/2015 - 6/26/2015
Repurchase Program	300,000	$84.02	300,000	$1,296,294,761
6/27/2015 - 7/31/2015
Repurchase Program	382,700	$82.34	382,700	$1,264,770,011

1 On November 21, 2014 the board authorized the purchase of up to $1.5 billion of the corporation's outstanding shares of common stock, with no expiration date. This new program was effective immediately and replaced the previous repurchase authorization. On July 31, 2015, there were 2,774,045 shares purchased under this program.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Sixth Supplemental Indenture, among the Company, The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) and U.S. Bank National Association, as series trustee, dated as of July 27, 2015, to Indenture dated as of April 24, 2002, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) (incorporated by reference to Form 8-K filed on July 28, 2015)

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
July 31, 2015
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: September 9, 2015	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: September 9, 2015	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer