Form 10-K
period 2015-10-30
VALSPAR CORP
filed 2015-12-18
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________

Commission File Number 1-3011

THE VALSPAR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-2443580
(State of incorporation)	(I.R.S. Employer Identification No.)

1101 South 3rd Street Minneapolis, Minnesota	55415
(Address of principal executive offices)	(Zip Code)

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
☐ Yes    ☒No

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
☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐Yes ☒ No
The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant as of May 1, 2015 was approximately $6.5 billion based on the closing sales price of $81.90 per share as reported on the New York Stock Exchange. As of December 7, 2015, 78,999,941 shares of Common Stock, $0.50 par value per share (net of 39,442,683 shares in treasury), were outstanding.
DOCUMENTS INCORPORATED IN PART BY REFERENCE
Portions of The Valspar Corporation’s definitive Proxy Statement (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 30, 2015, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I
ITEM 1    BUSINESS
BUSINESS & PRODUCT OVERVIEW
The Valspar Corporation is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products, and operate our business in two reportable segments: Coatings and Paints. Our consolidated net sales in 2015 were $4,392.6 million. Net sales in the Coatings and Paints segments in 2015 were $2,496.5 million and $1,661.2 million, respectively. By providing high quality products with technologies that add superior value and performance, Valspar’s business has grown organically. Our global growth has also been fueled by the well-executed integration of acquisitions which have further expanded our scale, technology platforms and worldwide portfolio of respected brands.

The Valspar Corporation is a Delaware corporation founded in 1806. Our principal executive offices are located at 1101 South 3rd Street, Minneapolis, Minnesota 55415, and our telephone number at that address is (612) 851-7000. Our corporate website address is www.valspar.com. The information on our website is not part of this filing.
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, are made available free of charge on our website as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission. You may access these documents on the "Investors" page of our website referred to above.
Coatings Segment
Our Coatings segment includes our industrial product lines and our packaging product line. We offer a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to original equipment manufacturing (OEM) customers in Africa, Asia, Australia, Europe, North America and South America. Products within our Coatings segment include primers, top coats, varnishes, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including agricultural and construction equipment, appliances, building products, furniture, metal fabrication, metal packaging and transportation.
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
Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally metal food containers and beverage cans. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. We supply our packaging products throughout the world via a global manufacturing footprint in all major countries.
Paints Segment
Our Paints segment includes our consumer paints and automotive paint refinish product lines. We offer a wide variety of paints, primers, topcoats and aerosol spray paints through retailers, distribution networks and company-owned stores.
Our consumer paints product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior decorative paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. In the U.S. and Canada, we offer our branded products and private-label brands through more than 10,000 points of sale. The primary distribution channels for these products are home centers, hardware stores, distributors and independent dealers. In China, we sell branded consumer paints primarily through exclusive distribution to both exclusive and non-exclusive brand retailers. In Australia and New Zealand, we sell branded consumer paints through independent dealers, hardware chains, home centers and Valspar company-owned stores. In the U.K. and Ireland, we sell branded products primarily through a large home center customer.

We develop highly customized merchandising and marketing support programs for our consumer paint customers, enabling them to differentiate their paint departments from their competitors’ through customer service, paint tinting technology, product and color selection assistance and in-store displays. Our primary brands include VALSPAR and CABOT in the U.S., HUARUN in China, WATTYL, SOLVER, VALSPAR and PASCOL in Australia and New Zealand and VALSPAR and PLASTI-KOTE in the U.K. and Ireland.
Our automotive product line primarily includes refinish paints and body shop accessories sold through automotive refinish distributors, automotive supply retailers and body shops. We distribute these products under the DE BEER, MATRIX, VALSPAR, PRO-SPRAY, USC, OCTORAL and HOUSE OF KOLOR brands in many countries around the world.
Other and Administrative
In addition to the main product lines within our Coatings and Paints segments, we manufacture and sell specialty resins and colorants. The specialty resins and colorants are manufactured for internal use and for external sale to other coatings manufacturers. We also sell furniture protection plans and furniture care and repair products under the GUARDSMAN brand.
COMPETITION
All aspects of the coatings and paints business are highly competitive. Some of our competitors are larger and have greater financial resources than we have.
Competition in our Coatings segment is based on formulating products for specific customer applications, meeting customer delivery and application requirements, new technology offerings and pricing. As one of the world's largest industrial coatings manufacturers, we can provide coatings solutions globally and are committed to developing new technologies.
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

SIGNIFICANT CUSTOMERS
In 2015, our sales to Lowe’s Companies, Inc. exceeded 10% of consolidated net sales. Our ten largest customers accounted for approximately 31% of consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 50% of our net sales in the segment. Our five largest customers in the Coatings segment accounted for approximately 18% of our net sales in the segment.
BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
RESEARCH AND DEVELOPMENT
Valspar’s technology innovation has enabled strong product differentiation, competitive advantage and cost savings. The base technologies that support our products’ performance and applications have been developed and optimized over many years. Our on-going applied research and development efforts provide excellent value for our customers, as we focus on delivering premium, differentiated coatings solutions that deliver high performance and quality.
Research and development costs for fiscal 2015 were $132.8 million, or 3.0% of net sales, compared to $134.1 million, or 2.9% of net sales, for fiscal 2014 and $128.3 million, or 3.1% of net sales, for fiscal 2013. Valspar employs approximately 1,000 technologists in a worldwide laboratory network, anchored by innovation centers in Minneapolis, MN and Guangzhou, China.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable environmental regulations. Capital expenditures for this purpose were not material in fiscal 2015, and we do not expect such expenditures will be material in fiscal 2016.
EMPLOYEES
We employ approximately 11,100 people globally, approximately 420 of whom are subject to collective bargaining agreements in the U.S. We believe our relationship with our union employees is good.
FOREIGN OPERATIONS, EXPORT SALES AND BUSINESS SEGMENT INFORMATION
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Revenues from foreign subsidiaries and operations comprised approximately 46% of our total consolidated net sales in 2015.
In addition to our manufacturing plants in the U.S., we have manufacturing plants in Australia, Brazil, Canada, China, France, Germany, India, Ireland, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, Singapore, South Africa, Switzerland, the United Kingdom and Vietnam. We also have joint ventures in Japan, South Africa, Switzerland and Vietnam and sales offices in other countries.
During fiscal 2015, export sales from the U.S. represented 3.6% of our business.
For additional financial information regarding our international operations and geographical areas, and our reportable business segments, see Note 15 in Notes to Consolidated Financial Statements.
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
We have goodwill and intangible assets recorded on our balance sheet. We periodically evaluate the recoverability of the carrying value of our goodwill and intangible assets whenever events or changes in circumstances indicate that such value may not be recoverable. Impairment assessment involves judgment as to assumptions regarding future sales and cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions and may result in changes in our estimates of future sales and cash flows that may result in us incurring substantial impairment charges, which would adversely affect our results of operations or financial condition.
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
Many of our customers are in businesses or industries that are cyclical and sensitive to changes in general economic conditions. As a result, the demand for our products depends, in part, upon economic cycles affecting our customers' businesses or industries and general economic conditions. Downward economic cycles affecting the industries of our customers and the deterioration of global economic conditions may reduce our sales and profitability.
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
Industry sources estimate that the ten largest coatings manufacturers represent more than half of the world’s coatings sales. Our larger competitors may have more resources to finance acquisitions or internal growth in this competitive environment, and may have more resources or capabilities to conduct business with large suppliers or large customers in our industry. Finally, many of our larger competitors operate businesses in addition to paints and coatings and so may be better able to compete during coatings industry downturns.

We have a significant amount of debt.
Our total long-term and short-term debt was $2,041.1 million at October 30, 2015. Our debt categorized as short-term was $334.2 million at October 30, 2015. Our level of debt may have important consequences. For example, it:

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

Global economic and capital market conditions may cause our access to capital to be more difficult in the future and/or costs to secure such capital more expensive.
We may need new or additional financing in the future to provide liquidity to conduct our operations, expand our business or refinance existing indebtedness. Any sustained weakness in general economic conditions and/or U.S. or global capital markets could adversely affect our ability to raise capital on favorable terms or at all. From time to time we have relied, and we may also rely in the future, on access to financial markets as a source of liquidity for working capital requirements, acquisitions and general corporate purposes. Longer term volatility and continued disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation of financial institutions, reduced alternatives or failures of significant financial institutions could adversely affect our access to the liquidity needed for our businesses in the longer term. Such disruptions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.
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
We conduct a substantial portion of our business outside of the U.S. We currently have production facilities, research and development facilities and administrative and sales offices located outside the U.S., including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Poland, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, the United Arab Emirates, the United Kingdom and Vietnam. In 2015, revenues from products sold outside the U.S. accounted for approximately 46% of our consolidated net sales. Accordingly, the majority of our cash and cash equivalents are held by our foreign subsidiaries.

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
We conduct business in various regions throughout the world and are subject to market risk due to changes in the exchange rate of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our foreign operations are generally the local currency in the corresponding country. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. Fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results. At October 30, 2015, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), Brazil (BRL), the UK (GBP) and Malaysia (MYR).
We have certain key customers, and the loss of key customers could negatively affect our business.
Our relationships with certain key customers are important to us. From 2013 through 2015, sales to our largest customer exceeded 10% of our consolidated net sales. In 2015, our ten largest customers accounted for approximately 31% of our consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 50% of our net sales in the segment. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.
We have not typically entered into long-term contracts with our major customers for minimum purchase requirements. One of our key Paints customers in North America changed a product line offering effective in the first quarter of 2015, which has resulted in lower sales in 2015. If any one of our key customers cease making purchases at historical levels, with little or no notice, we could experience a material adverse effect.

Our ability to innovate, develop, produce and market products that meet the demands of our customers could have a negative impact on our results of operations and financial condition.
Our business relies on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to customers. This is dependent on a number of factors, including our ability to produce products that meet the quality, volumes demands, performance and price expectations of our customers. Future growth will depend on our ability to continue to innovate our existing products and to develop and introduce new products that adapt to our customers' specific preferences. If we fail to keep pace with product innovation on a competitive basis or to predict market demands for our products, our business, financial condition and results of operations could be adversely affected.
Supply disruptions, temporary plant and/or power outages, work stoppages, natural disasters and severe weather events could increase the cost of doing business or otherwise harm our operations, our customers and our suppliers. It is not always possible for us to predict the occurrence or consequence of any such events. However, such events could reduce demand for our products or make it difficult or impossible for us to receive raw materials from suppliers or to deliver products to customers.
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
We are subject to a wide variety of complex domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators. From time to time, our Company, our operations and the industries in which we operate are being reviewed or investigated by regulators, which could lead to enforcement actions or the assertion of private litigation claims and damages.

We are subject to tax laws and regulations in the United States and multiple foreign jurisdictions. We are affected by changes in tax laws and regulations, as well as changes in related interpretations and other tax guidance. In the ordinary course of our business, we are subject to examinations and investigations by various tax authorities. In addition to existing examinations and investigations, there could be additional examinations and investigations in the future, and existing examinations and investigations could be expanded.
We are also subject to numerous laws and regulations that control the manufacturing, marketing, sale, use and disposal of our products. These laws and regulations include health, safety, product liability, environmental and labeling requirements applicable to our products and business.
Environmental laws and regulations control, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of hazardous and non-hazardous wastes, the investigation and remediation of soil and groundwater affected by hazardous substances, or otherwise relating to environmental protection and various health and safety matters. These environmental laws and regulations impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. Violations of these laws and regulations can also result in fines and penalties. We are currently undertaking remedial activities at a number of our facilities and properties and have received notices under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, or analogous state laws, of liability or potential liability in connection with the disposal of material from our operations or former operations. Pursuant to health, safety, product liability and labeling laws and regulations, we have also been subject to various governmental enforcement actions and litigation by individuals relating to the sale or use of or exposure to our products or materials used or contained in our products, including claims for property damage or personal injury claimed to have been caused by our products or materials used or contained in our products.
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
ITEM 1B    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2    PROPERTIES
Our principal offices are located in Minneapolis, Minnesota. Our North American manufacturing operations are conducted at 26 locations (22 owned; 4 leased) in the U.S., Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,908,000. Asia Pacific manufacturing operations are conducted at 14 locations (12 owned; 2 leased) in Australia, China, Malaysia, New Zealand, Singapore and Vietnam, with a total combined square footage of approximately 2,540,000. European manufacturing operations are conducted at 13 locations (10 owned; 3 leased) in France, Germany, Ireland, Italy, The Netherlands, Poland, Switzerland and the United Kingdom, with a total combined square footage of approximately 1,454,000. In South America, we own two manufacturing facilities in Brazil with square footage of approximately 471,000. In India, we own one manufacturing facility with square footage of approximately 113,000. In South Africa, we own one manufacturing facility with square footage of approximately 89,000.
Shown below is a breakdown of the approximate square footage of principal facilities by region as of October 30, 2015:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total
North America	4,143,000	765,000	4,908,000
Asia Pacific	2,437,000	103,000	2,540,000
Europe	1,290,000	164,000	1,454,000
Other	673,000	—	673,000
Total	8,543,000	1,032,000	9,575,000
Set forth below is a breakdown of the approximate square footage of principal facilities by business segment:

Business Segment	Approximate Square Footage
Coatings	5,399,000
Paints	3,393,000
Other and Administrative	783,000
Total	9,575,000
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

Name	Age	Position
Gary E. Hendrickson	59	Chairman since June 2012, Chief Executive Officer since June 2011 and President since February 2008
James L. Muehlbauer	54	Executive Vice President and Chief Financial and Administrative Officer since March 2013
Rolf Engh	62	Executive Vice President since July 2005, General Counsel and Secretary since April 1993
Howard Heckes	50	Executive Vice President and President, Global Coatings since December 2014
Les Ireland	51	Executive Vice President and President, Global Consumer Paints since December 2014
The foregoing executive officers have served in the stated capacity for the registrant during the past five years, except for the following:
Mr. Hendrickson was also Chief Operating Officer from February 2008 to June 2011.
Prior to March 2013, Mr. Muehlbauer was Executive Vice President and Chief Financial Officer at Best Buy Co., Inc. since April 2008.

Prior to December 2014, Mr. Heckes was Senior Vice President, Global Consumer since October 2008.
Prior to December 2014, Mr. Ireland was an independent consultant from April 2010 to December 2014, President at Ames True Temper from November 2012 to July 2013, and President, North America Power Tools & Accessories at Black & Decker Corporation from October 2008 to March 2010.
PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of Common Stock for fiscal years 2015 and 2014 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2015	2014
First Quarter	$88.36 - 80.97	$73.74 - 68.18
Second Quarter	$90.91 - 81.04	$76.18 - 66.94
Third Quarter	$88.17 - 78.66	$82.00 - 71.78
Fourth Quarter	$84.05 - 70.58	$82.26 - 72.15
The quarterly dividend declared November 24, 2015, to be paid on December 16, 2015 to common stockholders of record December 7, 2015, was increased to $0.33 per share. The table below sets forth the quarterly dividends paid for fiscal years 2015 and 2014.

	Per Share Dividends
For the Fiscal Year	2015	2014
First Quarter	$0.30	$0.26
Second Quarter	$0.30	$0.26
Third Quarter	$0.30	$0.26
Fourth Quarter	$0.30	$0.26
	$1.20	$1.04
The number of record holders of our Common Stock at December 7, 2015 was 1,199.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Amount that May Yet be Purchased Under the Plans or Programs[1]
8/1/15 - 8/28/15
Repurchase program	300,000	$81.04	300,000	$1,240,449,791
8/29/15 - 9/25/15
Repurchase program	305,000	$73.76	305,000	$1,217,944,291
9/26/15 - 10/30/15
Repurchase program	320,000	$75.53	320,000	$1,193,764,303
Other Transactions[2]	1,578	$75.54

[1]
On November 21, 2014, the Board approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1.5 billion of outstanding shares of Common Stock. We repurchased a total of 3,891,545 shares in fiscal 2015.

2Our other transactions include our acquisition of common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.

Stock Performance Graph
The following graph compares our cumulative total stockholder return for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graph assumes the investment of $100 in our Common Stock, the S&P 500 Index and the peer group at the end of fiscal 2010 and the reinvestment of all dividends.
The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc.; and The Sherwin-Williams Company.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

	Cumulative Total Return
Fiscal Year End	2010	2011	2012	2013	2014	2015
Valspar	$100	$114	$178	$230	$273	$273
Peer Group	$100	$105	$137	$203	$225	$257
S&P 500	$100	$108	$125	$158	$186	$195
Assumes $100 invested on October 29, 2010 in the Common Stock of The Valspar Corporation, the Peer Group and the S&P 500 Index, including reinvestment of dividends.
The information required by this item with respect to equity compensation plans is set forth in Item 12 of this report.

ITEM 6    SELECTED FINANCIAL DATA
The following selected financial data has been derived from our audited Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

		Fiscal Years
(Dollars in thousands, except per share amounts)		2015	2014	2013	2012	2011
Operating Results	Net Sales[1]	$4,392,622	$4,625,624	$4,194,977	$4,106,888	$4,041,629
	Cost and Expenses
	Cost of Sales	2,841,233	3,086,578	2,836,919	2,753,184	2,809,821
	Operating Expense	951,403	979,137	865,634	871,434	862,160
	Gain on Sale of Certain Assets	48,001	—	—	—	—
	Impairment of Goodwill and Intangible Assets	—	—	—	—	409,714
	Income (Loss) from Operations	647,987	559,909	492,424	482,270	(40,066)
	Interest Expense	81,348	65,330	64,758	67,604	61,511
	Other (Income) Expense – Net	2,838	2,697	3,871	(2,558)	1,577
	Income (Loss) Before Income Taxes	563,801	491,882	423,795	417,224	(103,154)
	Net Income (Loss)	399,506	345,401	289,255	292,497	(138,601)
	Net Income as a Percent of Sales	9.1%	7.5%	6.9%	7.1%	N/A
	Return on Average Equity	42.8%	32.4%	24.7%	24.0%	N/A
	Per Common Share:
	Net Income (Loss) – Basic	$4.97	$4.13	$3.29	$3.20	$(1.47)
	Net Income (Loss) – Diluted[2]	4.85	4.01	3.20	3.10	(1.47)
	Dividends Paid	1.20	1.04	0.92	0.80	0.72
Financial Position	Total Assets	$4,318,575	$4,033,951	$4,025,509	$3,626,836	$3,500,151
	Working Capital	264,491	(127,164)	99,717	422,405	65,204
	Property, Plant and Equipment, Net	632,765	645,102	633,475	550,968	548,253
	Long-Term Debt, Net of Current Portion	1,706,933	950,035	1,037,392	1,012,578	679,805
	Stockholders’ Equity	855,009	1,011,091	1,122,550	1,223,523	1,212,550
Other Statistics	Property, Plant and Equipment Expenditures	$97,126	$121,271	$116,749	$89,363	$66,469
	Depreciation and Amortization Expense	92,603	100,910	88,159	93,704	97,747
	Research and Development Expense	132,813	134,134	128,265	123,401	120,056
	Total Cash Dividends	$96,890	$87,427	$81,189	$73,351	$68,164
	Average Diluted Common Shares Outstanding (000’s)	82,447	86,046	90,526	94,380	94,310
	Number of Stockholders at Year End	1,201	1,219	1,290	1,365	1,405
	Number of Employees at Year End	11,130	10,513	10,702	9,755	10,020
	Market Price Range – Common Stock:
	High	$90.91	$82.26	$74.25	$59.81	$40.60
	Low	70.58	66.94	55.17	33.17	27.44
Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

[1]
Certain amounts in the financial statements have been reclassified to conform to the 2015 presentation. In the first quarter of 2015, we reclassified freight costs on shipments to customers as cost of sales. Previously, these costs were recorded as a deduction from net sales. Reclassifications had no effect on net income (loss), cash flows or stockholders' equity as previously reported.

[2]
In 2015, 2014, 2013, 2012, and 2011, net income (loss) per common share diluted includes $0.18, $0.34, $0.32, $0.18 and $0.24 per share in restructuring charges, respectively. See Note 18 in Notes to Consolidated Financial Statements for more information on 2015, 2014 and 2013 restructuring charges. Net income (loss) per common share diluted for 2011 includes an impairment charge on goodwill and intangible assets of $3.75. In 2015, 2013, and 2011, net income (loss) per common share diluted includes $0.04, $0.02 and $0.09 in acquisition-related charges, respectively. Net income (loss) per common share diluted in 2015 includes gains on sale of certain assets of $(0.45). Adjusted net income per common share diluted, excluding the items mentioned above, was $4.62 for 2015, $4.35 for 2014, $3.54 for 2013, $3.28 for 2012, and $2.65 for 2011 (2011 includes a dilutive share impact of $0.04). See related reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on 2015 and 2014.

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
We operate in over 25 countries, and approximately 46% of our total net sales in 2015 was generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
We have a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2015 and 2013 included 52 weeks while fiscal year 2014 included 53 weeks.
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

In addition to creating value for our stockholders, we are committed to:

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
RESULTS OF OPERATIONS
Overview
Net sales in 2015 were $4,392,622 compared to $4,625,624 in 2014. The decline was primarily due to the impact of foreign currency exchange and lower sales in our Consumer Paints product line due to a change in product line offering at a key North America customer that took effect in the first quarter of 2015. Additionally, fiscal year 2015 included one fewer week than fiscal year 2014 (53rd week). This decline was partially offset by net new business in our Coatings segment and the acquisition of the performance coating businesses of Quest Specialty Chemicals (Quest) in our Paints segment.
Our raw material costs were approximately 80% of our cost of goods sold. Raw material costs in our industries declined in 2015.
Gross profit as a percent of sales increased to 35.3% from 33.3% in the prior year driven by improved productivity and favorable price/cost comparison. Operating expenses as a percentage of net sales increased to 21.7% from 21.2%. Net income as a percent of sales of 9.1% increased from 7.5% in the prior year primarily due to improved gross margin and the benefit from a pre-tax gain on sale of certain assets of a non-strategic specialty product line.
Restructuring
Fiscal year 2015 restructuring expenses, included the following: (i) actions in the Coatings and Paints segments to rationalize manufacturing operations in the Australia region, (ii) actions to consolidate administrative operations in the Europe region, and (iii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. Most of these restructuring activities are expected to be completed within the next 12 months. Total pre-tax restructuring charges were $21,569 or $0.18 per share in fiscal year 2015. Included in fiscal year 2015 restructuring charges were $2,842 non-cash pre-tax asset impairment charges.
Fiscal year 2014 restructuring expenses, relating primarily to initiatives that began in fiscal year 2013, included the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation’s paint manufacturing business, ongoing profit improvement plans in Australia, and other actions in Asia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group, and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $41,139 or $0.34 per share for fiscal year 2014, including non-cash pre-tax asset impairment charges of $11,141.
See Note 18 in Notes to Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per share impact of restructuring charges.
Financial Results 2015 vs. 2014
The following tables present selected financial data for the years ended October 30, 2015 and October 31, 2014.

Net Sales	2015	2014	% Change
Coatings	$2,496,528	$2,585,416	(3.4)%
Paints	1,661,186	1,806,051	(8.0)%
Other and Administrative	234,908	234,157	0.3%
Consolidated Net Sales	$4,392,622	$4,625,624	(5.0)%

•
Consolidated Net Sales – Consolidated net sales for the year decreased 5.0%, including a negative impact of 5.0% from foreign currency. Lower sales in our Consumer Paints product line due to a change in product line offering at a key North America customer that took effect in the first quarter of 2015 and the 53rd week in 2014, were primarily offset by net new business in our Coatings segment and the acquisition of Quest in our Paints segment.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the year decreased 3.4%, including a negative impact of 6.0% from foreign currency. Excluding foreign currency exchange, the increase was due to new business, partially offset by the impact of the 53rd week in 2014.

•
Paints Segment Net Sales – Our Paints segment net sales for the year decreased 8.0%, including a negative impact of 4.0% from foreign currency. Excluding foreign currency exchange, the decrease in net sales was driven primarily by a change in our product line offering at a North America home improvement channel customer that took effect in the first quarter of 2015, a change in price/mix and the 53rd week in 2014, partially offset by the acquisition of Quest in the third quarter of 2015 and volume growth outside the U.S due to new business.

Paints segment sales in North America in fiscal year 2015 have declined versus the previous year primarily due to an adjustment in our product line offering by a significant customer in the home improvement channel. This customer informed us that in fiscal year 2015 they were discontinuing one of the several products that we supply. The impact of this adjustment on the fiscal year 2015 net sales was significant, and we expect net sales in North America to be approximately $40,000 lower than the prior year period through the first half of fiscal year 2016 as a result of this adjustment. The total net impact of this adjustment on fiscal year 2015 net sales was approximately $150,000. We took actions to mitigate a portion of the effect on our business of this expected sales decline, including reductions in operating expenses as well as restructuring activities in the Paints segment (see Note 18 in the Consolidated Financial Statements for more information on restructuring activities).

•
Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales increased 0.3%, including a negative impact of 2.5% from foreign currency. Excluding foreign currency exchange, the increased sales was primarily due to furniture protection plans and resins.

Gross Profit	2015	2014
Consolidated Gross Profit	$1,551,389	$1,539,046
As a percent of Net Sales	35.3%	33.3%

•
Gross Profit – The gross profit rate increased 2.0 percentage points. The increase in gross profit rate was primarily driven by improved productivity, favorable price/cost comparison and lower restructuring charges, partially offset by acquisition-related charges from Quest. Productivity includes procurement efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs, offset by changes in product pricing and promotions. Restructuring charges of $14,007 or 0.3% of net sales and $28,471 or 0.6% of net sales were included in the 2015 and 2014 periods, respectively. Acquisition-related charges of $4,428 or 0.1% of net sales were included in fiscal year 2015.

Operating Expenses	2015	2014
Consolidated Operating Expenses[1]	$951,403	$979,137
As a percent of Net Sales	21.7%	21.2%

[1]	Includes research and development, selling, general and administrative, restructuring and acquisition-related costs. For breakout see Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased $27,734 or 2.8% including a favorable impact of 5.0% from foreign currency. Excluding foreign currency exchange, dollars in fiscal year 2015 increased primarily due to investments to support our growth initiatives, Quest operating expenses and higher bad debt expense, partially offset by lower incentive compensation accruals and lower restructuring charges. Restructuring charges of $7,562 or 0.2% of net sales and $12,668 or 0.3% of net sales were included in the 2015 and 2014 periods, respectively. Acquisition-related charges of $892 were included in fiscal year 2015.

EBIT[1]	2015	2014
Coatings	$483,649	$389,390
As a percent of Net Sales	19.4%	15.1%
Paints	173,435	192,222
As a percent of Net Sales	10.4%	10.6%
Other and Administrative	(11,935)	(24,400)
As a percent of Net Sales	(5.1)%	(10.4)%
Consolidated EBIT	$645,149	$557,212
As a percent of Net Sales	14.7%	12.0%

[1]	EBIT is defined as earnings before interest and taxes.

•
Consolidated EBIT – EBIT for 2015 increased $87,937 or 15.8% or 2.7 percentage points as a percent of net sales from the prior year. Fiscal year 2015 results included a pre-tax gain on sale of certain assets of a non-strategic specialty product line of $48,001. Restructuring charges were $21,569 or 0.5% of net sales, compared to $41,139 or 0.9% of net sales in fiscal year 2014. Acquisition-related charges of $5,320 or 0.1% of net sales were included in fiscal year 2015.

Foreign currency exchange had a negative impact of $23,001 on EBIT. The effect of foreign currency exchange on Consolidated EBIT in 2015 may not be indicative of the effect of foreign currency exchange in subsequent quarters or fiscal years.

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 4.3 percentage points from the prior year. The increase was primarily due to the gain on sale of certain assets of a non-strategic specialty product offering of $48,001, improved productivity, favorable price/cost comparison and lower restructuring charges, partially offset by higher operating expense. Restructuring charges for the 2015 and 2014 periods were $9,574 or 0.4% of net sales and $28,902 or 1.1% of net sales, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales decreased 0.2 percentage points from the prior year. The decrease was driven by the effect of lower volumes in our Consumer Product line in North America and acquisition-related charges from the Quest acquisition, partially offset by improved productivity. Restructuring charges for 2015 and 2014 periods were $11,913 or 0.7% of net sales and $11,934 or 0.7% of net sales, respectively. Acquisition-related charges of $5,320 or 0.3% were included in fiscal year 2015.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales increased 5.3 percentage points from the prior year primarily due to lower operating expenses and improved operating performance. Restructuring charges of $82 or 0.0% of net sales and $303 or 0.1% of net sales were included in the 2015 and 2014 periods, respectively.

Interest Expense	2015	2014
Consolidated Interest Expense	$81,348	$65,330

•	Interest Expense – Interest expense increased in fiscal year 2015 primarily due to higher average debt levels and higher average interest rates.

Effective Tax Rate	2015	2014
Effective Tax Rate	29.1%	29.8%

•
Effective Tax Rate – The lower 2015 effective tax rate was primarily due to the U.S. foreign tax credit and the sale of a specialty product offering in a foreign location, which is taxed at a lower rate than the U.S. federal statutory rate, partially offset by a reversal of valuation allowances in 2014, which did not recur in 2015.

Net Income (Loss)	2015	2014	% Change
Consolidated Net Income (Loss)	$399,506	$345,401	15.7%

Financial Results 2014 vs. 2013
The following tables present selected financial data for the years ended October 31, 2014 and October 25, 2013.

Net Sales	2014	2013	% Change
Coatings	$2,585,416	$2,272,104	13.8%
Paints	1,806,051	1,689,500	6.9%
Other and Administrative	234,157	233,373	0.3%
Consolidated Net Sales	$4,625,624	$4,194,977	10.3%

•
Consolidated Net Sales – Consolidated net sales for the year increased 10.3%, including a positive impact of 4.9% from the fiscal year 2013 acquisitions of the Inver Group and the paint manufacturing business of Ace Hardware (Ace paints), a positive impact of 1.0% from the 53rd week in fiscal year 2014 and a negative impact of 0.7% from foreign currency. The remaining increase in sales of 5.1% was due to new business across all significant product lines and growth of existing business in our consumer product lines.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the year increased 13.8%, including a positive impact of 8.8% from our Inver Group acquisition, a positive impact of 1.1% from the 53rd week in fiscal year 2014 and a negative impact of 0.6% from foreign currency. The remaining increase in sales of 4.5% was due to volume growth driven by new business in all product lines, partially offset by continued weakness in our North America general industrial product line.

•
Paints Segment Net Sales – Our Paints segment net sales for the year increased 6.9%, including a positive impact of 0.8% from the 53rd week in fiscal 2014, a positive impact of 0.5% from our Ace paints acquisitions and a negative impact of 1.1% from foreign currency. The remaining increase in sales of 6.7% reflects new business in all regions and growth in our North America home improvement channel.

•
Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales increased 0.3%, including a positive impact of 1.4% from the 53rd week in fiscal 2014 and a negative impact of 0.5% from foreign currency. The offsetting decrease of 1.6% was primarily due to decreased sales of resins.

Gross Profit	2014	2013
Consolidated Gross Profit	$1,539,046	$1,358,058
As a percent of Net Sales	33.3%	32.4%

•
Gross Profit – The gross profit rate increased 0.9 percentage points. This was primarily due to improved productivity, favorable price/cost comparison and leverage from increased volumes, partially offset by investments in strategic acquisitions, which had lower initial margins. Restructuring charges of $28,471 or 0.6% of net sales and $21,916 or 0.5% of net sales were included in the 2014 and 2013 periods, respectively. There were no acquisition-related charges in 2014 compared to $513, or 0.01% of net sales in 2013.

Operating Expenses	2014	2013
Consolidated Operating Expenses[1]	$979,137	$865,634
As a percent of Net Sales	21.2%	20.6%

[1]	Includes research and development, selling, general and administrative, restructuring and acquisition-related costs. For breakout see Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased $113,503 or 13.1% compared to the prior year primarily due to investments to support our growth initiatives, the effect of our Inver Group acquisition and higher incentive compensation. Restructuring charges of $12,668 or 0.3% of net sales and $14,517 or 0.3% of net sales were included in the 2014 and 2013 periods, respectively. There were no acquisition-related charges in 2014, compared to $1,729 or 0.04% of net sales in 2013.

EBIT[1]	2014	2013
Coatings	$389,390	$329,886
As a percent of Net Sales	15.1%	14.5%
Paints	192,222	168,395
As a percent of Net Sales	10.6%	10.0%
Other and Administrative	(24,400)	(9,728)
As a percent of Net Sales	(10.4)%	(4.2)%
Consolidated EBIT	$557,212	$488,553
As a percent of Net Sales	12.0%	11.6%

[1]	EBIT is defined as earnings before interest and taxes.

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

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 0.6 percentage points from the prior year, primarily due to improved productivity, including the benefits from previously completed restructuring actions, leverage from higher volumes and a favorable price/cost comparison, partially offset by higher restructuring charges and the effect of the Inver Group acquisition. Restructuring charges for the 2014 and 2013 periods were $28,902 or 1.1% of net sales and $19,492 or 0.9% of net sales, respectively. There were no acquisition-related charges in 2014 period, compared to $2,242 or 0.1% of net sales in 2013.

•
Paints Segment EBIT – EBIT as a percent of net sales increased 0.6 percentage points from the prior year, primarily due to improved sales mix, productivity, including the benefits from previously completed restructuring actions, and lower restructuring charges, partially offset by investments to support our growth initiatives. Restructuring charges for the 2014 and 2013 periods were $11,934 or 0.7% of net sales and $14,953 or 0.9% of net sales, respectively.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales decreased 6.2 percentage points from the prior year primarily due to higher incentive compensation accruals, partially offset by lower restructuring charges. EBIT included restructuring charges of $303 or 0.1% of net sales and $1,988 or 0.9% of net sales in the 2014 and 2013 periods, respectively.

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

FINANCIAL CONDITION
Cash Flow
Cash flow provided by operations was $383,200 in 2015, compared to $347,104 in 2014 and $398,504 in 2013. Cash flow provided by operations in 2015 increased due to higher net income, improvements in inventory and lower restructuring payments, partially offset by increased incentive compensation payments from prior year performance and higher income tax payments.
In 2015, we used cash flow from operations and net proceeds from issuance of debt and bank borrowings and cash on hand to fund $346,680 for acquisitions of businesses, net of cash, $322,420 in share repurchases and $97,126 in capital expenditures. We used cash on hand and proceeds from stock options exercised to fund $96,890 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $334,153 at October 30, 2015 compared to $606,356 at October 31, 2014. Total debt was $2,041,086 at October 30, 2015 and $1,556,391 at October 31, 2014. The increase in total debt from October 31, 2014 was primarily due to borrowings to fund the Quest acquisition, share repurchases, and capital expenditures, partially offset by cash provided by operations. The ratio of total debt to capital was 70.5% at October 30, 2015, compared to 60.6% at October 31, 2014. Average debt outstanding during 2015 was $1,908,101 at a weighted average interest rate of 4.26% versus $1,608,935 at 4.06% last year. Interest expense for 2015 was $81,348 compared to $65,330 in 2014.
On August 3, 2015, we retired $150,000 of Senior Notes in accordance with their scheduled maturity using commercial paper and our revolving credit facility.
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
On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016. This facility was used to provide funding for the acquisition of Quest. See Note 2 in the Consolidated Financial Statements for further information on the acquisition. This facility was repaid and terminated on July 29, 2015 primarily using the net proceeds from the unsecured Senior Notes issued in July 2015.

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
In July 2013, we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014. In July 2014, this facility was extended for one year to July 2015. We paid off and terminated the bilateral credit facility in December 2014.
In certain geographies we have accepted bankers' acceptance drafts and commercial acceptance drafts as payment from customers. When we sell these instruments with recourse to a financial institution, we record them as short-term borrowings from the time they are sold until they reach maturity. These instruments are classified as short-term debt and the balance outstanding was $0 at October 30, 2015 and $23,838 at October 31, 2014.
As of October 30, 2015 and October 31, 2014, our bank facilities consisted of the following:

	October 30, 2015
	Total Outstanding	Facility Size
December 2018 unsecured committed credit revolving facility[1]	$327,869	$750,000
Uncommitted bank lines of credit	6,153	97,512
Total Bank Credit Facilities	$334,022	$847,512

	October 31, 2014
	Total Outstanding	Facility Size
December 2018 bank syndicate facility[1]	$488,876	$750,000
July 2015 bilateral facility	13,938	13,938
Total unsecured committed revolving credit	502,814	763,938
Uncommitted bank lines of credit	17,202	196,301
Bankers Acceptance Drafts and Commercial Acceptance Drafts	23,838	—
Total Bank Credit Facilities	$543,854	$960,239

[1]
Our bank syndicate facility includes $327,869 and $388,876 of commercial paper as of October 30, 2015 and October 31, 2014, respectively, along with $100,000 of revolving credit facility borrowings as of October 31, 2014. We have a $450,000 commercial paper program backed by our $750,000 credit facility, as amended and restated.

We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 30, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
As of October 30, 2015, we had total committed liquidity of $608,092, comprised of $185,961 in cash and cash equivalents and $422,131 in unused committed bank credit facilities, compared to $389,327 of total committed liquidity as of October 31, 2014. At October 30, 2015 we had unused lines of committed and uncommitted credit available from banks of $513,490.
Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance international acquisitions. Our investment policy on excess cash is to preserve principal. As of October 30, 2015, $181,370 of the $185,961 of cash (on the Consolidated Balance Sheets) was held by foreign subsidiaries. If these funds were repatriated to the U.S. we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-fee.
We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of October 30, 2015.
We paid common stock dividends of $96,890 or $1.20 per share in 2015, an increase of 15.4% per share over 2014 common stock dividends of $87,427 or $1.04 per share.
We have continuing authorization to purchase shares of our common stock for general corporate purposes. We repurchased 3,891,545 shares totaling $322,420 in 2015 compared to 4,705,081 shares totaling $349,181 in 2014 and 5,889,945 shares totaling $378,141 in 2013. On November 21, 2014, the Board approved a new share repurchase program, with no expiration date, authorizing us to purchase up to $1.5 billion of outstanding shares of common stock. This new program was effective immediately and replaced the previous repurchase authorization. As of October 30, 2015, $1,193,764 remained available for purchase under our repurchase authorization.

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
Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our multi-currency credit facilities, senior notes, capital leases, employee benefit plans, non-cancelable operating leases with initial or remaining terms in excess of one year, capital expenditures, commodity purchase commitments, telecommunication commitments, IT commitments, and marketing commitments. Some of our interest charges are variable and are assumed at current rates.
Contractual Obligations
The following table summarizes our contractual obligations as of October 30, 2015 for the fiscal years ending in October:

	2016	2017	2018	2019	2020	2021 and thereafter	Total
Notes & Interest to Banks	$334,485	$—	$—	$—	$—	$5	$334,490
Senior Notes & Interest	80,700	226,288	71,625	363,469	49,875	1,644,118	2,436,075
Bank Fees	1,125	1,125	1,125	141	—	—	3,516
Capital Leases	1,061	1,047	1,047	1,047	1,047	14,066	19,315
Medical Retiree/SERP/Pension	3,057	1,363	1,372	1,462	1,663	21,769	30,686
Operating Leases	35,951	27,095	18,361	9,870	8,699	26,381	126,357
Capital Expenditures	44,442	—	—	—	—	—	44,442
Commodity Purchase Commitments	5,700	1,536	—	—	—	—	7,236
Telecommunication Commitments	3,440	2,133	—	—	—	—	5,573
IT Commitments	2,288	—	—	—	—	—	2,288
Marketing Commitments	23,596	17,351	17,551	15,001	15,001	125,001	213,501
Total Contractual Cash Obligations	$535,845	$277,938	$111,081	$390,990	$76,285	$1,831,340	$3,223,479
We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $15,600 as of October 30, 2015, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 12 in Notes to Consolidated Financial Statements.

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
We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring and acquisition-related charges. We believe adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that we believe may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expense and adjusted EBIT, we remove the impact of before-tax restructuring, acquisition-related charges and gain on sale of certain assets. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring, acquisition-related charges and gain on sale of certain assets from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
The following table reconciles gross profit, operating expense, EBIT, net income and net income per common share – diluted (GAAP financial measures) to adjusted gross profit, adjusted operating expense, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted (non-GAAP financial measures) for the periods presented:

	Fiscal Years
	2015	2014
Coatings Segment
Earnings before interest and taxes (EBIT)	$483,649	$389,390
Restructuring charges – cost of sales	4,456	18,269
Acquisition-related charges – cost of sales	—	—
Restructuring charges – operating expense	5,118	10,633
Acquisition-related charges – operating expense	—	—
Gain on sale of certain assets	(48,001)	—
Adjusted EBIT	$445,222	$418,292
Paints Segment
EBIT	$173,435	$192,222
Restructuring charges – cost of sales	9,551	10,216
Acquisition-related charges – cost of sales	4,428	—
Restructuring charges – operating expense	2,362	1,718
Acquisition-related charges – operating expense	892	—
Adjusted EBIT	$190,668	$204,156
Other and Administrative
EBIT	$(11,935)	$(24,400)
Restructuring charges – cost of sales	—	(14)
Restructuring charges – operating expense	82	317
Adjusted EBIT	$(11,853)	$(24,097)
Consolidated
Gross profit	$1,551,389	$1,539,046
Restructuring charges – cost of sales	14,007	28,471
Acquisition-related charges – cost of sales	4,428	—
Adjusted gross profit	$1,569,824	$1,567,517
Operating expense	$951,403	$979,137
Restructuring charges – operating expense	(7,562)	(12,668)
Acquisition-related charges – operating expense	(892)	—
Adjusted operating expense	$942,949	$966,469
EBIT	$645,149	$557,212
Restructuring charges – total	21,569	41,139
Acquisition-related charges – total	5,320	—
Gain on sale of certain assets	(48,001)	—
Adjusted EBIT	$624,037	$598,351
Net income	$399,506	$345,401
After tax restructuring charges – total[1]	15,158	28,941
After tax acquisition-related charges – total[1]	3,637	—
After tax gain on sale of certain assets	(37,216)	—
Adjusted net income	$381,085	$374,342
Net income per common share – diluted	$4.85	$4.01
Restructuring charges – total	0.18	0.34
Acquisition-related charges – total	0.04	—
Gain on sale of certain assets	(0.45)	—
Adjusted net income per common share – diluted	$4.62	$4.35

[1]
The tax effect of restructuring, acquisition-related charges and gain on sale of certain assets is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.See Note 18 in Notes to Consolidated Financial Statements for further information on restructuring.

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
We believe the following areas are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements and that the judgments and estimates are reasonable:
Revenue Recognition
Our revenue from product sales is recognized at the time the product is delivered or title has passed, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. We offer promotional and rebate programs to our customers. These programs require estimates of customer participation and performance and are recorded at the time of sale as deductions from revenue. We also offer consumer programs to promote the sale of our products and record them as a reduction in revenue at the time the consumer offer is made using estimated redemption and participation. Revenues exclude sales taxes collected from our customers.
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
During the fourth quarters of 2015, 2014 and 2013, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified. There was no change to our reporting units in 2015, 2014 or 2013.

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
For reporting units that pass step 1, we perform a sensitivity analysis on the discount rate, long-term sales growth rate and forecasted operating margin assumptions. The discount rate could increase by more than 10% of the discount rate utilized, the long-term sales growth rate assumption could decline to zero or costs could remain at the current spending level with no cost savings realized in future periods and our reporting units and indefinite-lived intangible assets would continue to have fair value in excess of carrying value. In fiscal 2015, we have no reporting units that are at risk of failing step 1 of our goodwill or indefinite-lived intangible asset impairment tests as the fair values of the reporting units substantially exceed their respective carrying values. There have been no significant events since the timing of our impairment tests that would have triggered additional impairment testing.
The assumptions used in our impairment testing could be adversely affected by certain risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill and intangible assets, see Notes 1 and 4 in Notes to Consolidated Financial Statements.
Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. The amounts recognized in our financial statements are determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,210 in fiscal 2015. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. See Note 11 in Notes to Consolidated Financial Statements, for further details regarding accounting for pensions and post-retirement medical benefits.

Income Taxes
At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Internal Revenue Service (IRS) has nearly completed the audit of our fiscal year 2010 U.S. federal amended tax return, along with our fiscal year 2013 U.S. federal tax return. We do not anticipate any material adjustments to our income tax expense or balance of unrecognized tax benefits as a result. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. While we do not expect any material adjustments in the next 12 months due to the pending audit activity or expiring statutes, we are unable to estimate a range of outcomes at this time.
Stock-based Compensation
The valuation of stock options requires us to use judgments and assumptions. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield and the forfeiture rate. We estimate our future stock price volatility using historical volatility over the expected life of the option. If all other assumptions are held constant, a one percentage point increase in our fiscal 2015 volatility assumption would increase the grant-date fair value of our fiscal 2015 option awards by 4 percent. Our expected life represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercises and employee terminations within the valuation model. An increase in the expected life by 1 year, leaving all other assumptions constant, would increase the grant date fair value of our 2015 stock option grants by 5 percent. The risk-free interest rate for periods during the expected term of the options is based on yields available on the grant date for US Treasury STRIPS with maturity consistent with the expected life assumption. We recognize compensation expense for these options ratably over the requisite period, which considers retirement eligibility.
Certain restricted stock units have performance-based features that are subject to three-year cliff vesting and a cumulative three-year EPS target. The valuation of these performance awards requires judgment to assess the probability of reaching the targets and the achievement level within the target. If the estimate of the probability or achievement level changes during the performance period, a cumulative adjustment will be recorded in the period the probability or achievement level changes. We currently believe the achievement of the performance targets is probable, and, therefore, we have recognized compensation expense over the requisite service period using the average results of the performance period. The average results include the actual performance for the completed periods associated with these awards and our estimate of the target performance for the remaining performance periods associated with the awards.
Inventories
We record inventories at the lower of cost or net realizable value, with expense estimates made for obsolescence or unsaleable inventory equal to the difference between the recorded cost of inventories and their estimated market value based upon assumptions about future demand and market conditions. On an ongoing basis, we monitor these estimates and record adjustments for differences between estimates and actual experience. Historically, actual results have not significantly deviated from those determined using these estimates. Our domestic inventories, except for Quest, are recorded using the last-in, first-out (LIFO) method, while all other inventories are recorded using the first-in, first-out (FIFO) method. If inventories accounted for using the LIFO method are reduced on a year-over-year basis, liquidation of certain quantities carried at costs prevailing in prior years occurs. If inventories accounted for using the LIFO method are increased on a year-over-year basis, certain quantities are carried at costs prevailing in the current year. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on inventory levels and costs at that time. Interim LIFO calculations are based on management reviews of price changes, as well as estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.
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
These risks, uncertainties and other factors include, but are not limited to, deterioration in general economic conditions, both domestic and international, that may adversely affect our business; fluctuations in availability and prices of raw materials, including raw material shortages and other supply chain disruptions, and the inability to pass along or delays in passing along raw material cost increases to our customers; dependence of internal sales and earnings growth on business cycles affecting our customers and growth in the domestic and international coatings industry; market share loss to, and pricing or margin pressure from, larger competitors with greater financial resources; significant indebtedness that restricts the use of cash flow from operations for acquisitions and other investments; our access to capital is subject to global economic and capital market conditions; dependence on acquisitions for growth, and risks related to future acquisitions, including adverse changes in the results of acquired businesses, the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operating in foreign markets, including achievement of profitable growth in developing markets; impact of fluctuations in foreign currency exchange rates on our financial results; loss of business with key customers; our ability to innovate in order to meet customers' product demands, which may change based on customers' preferences and competitive factors; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; possible interruption, failure or compromise of the information systems we use to operate our business; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; unusual weather conditions adversely affecting sales; and civil unrest and the outbreak of war and other significant national and international events.
We undertake no obligation to subsequently revise any forward-looking statement to reflect new information, events or circumstances after the date of such statement, except as required by law.
ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At October 30, 2015, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), Brazil (BRL), the UK (GBP) and Malaysia (MYR).
We are also subject to interest rate risk. At October 30, 2015, approximately 16.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

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
Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 30, 2015 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).
The Company purchased the performance coatings businesses of Quest Specialty Chemicals (Quest) on June 15, 2015. As permitted by the Securities and Exchange Commission, management's assessment did not include the internal controls of Quest, which is included in the consolidated financial statements of the Company and constituted $80,962,180 of total assets as of October 30, 2015.
Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 30, 2015. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 30, 2015. That report is included herein.
Gary E. Hendrickson
Chairman and Chief Executive Officer

James L. Muehlbauer
Chief Financial and Administrative Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
The Valspar Corporation
We have audited The Valspar Corporation and subsidiaries’ internal control over financial reporting as of October 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the corporation’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Quest Specialty Chemicals (Quest), which is included in the 2015 consolidated financial statements of The Valspar Corporation and subsidiaries and constituted $80,962,180 of total assets as of October 30, 2015. Our audit of internal control over financial reporting of The Valspar Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of Quest.
In our opinion, The Valspar Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 30, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Valspar Corporation as of October 30, 2015 and October 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 30, 2015, and our report dated December 18, 2015, expressed an unqualified opinion thereon.
Minneapolis, Minnesota
December 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
The Valspar Corporation
We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 30, 2015 and October 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 30, 2015. Our audits also included the financial statement schedule listed in Item 15 (a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 30, 2015 and October 31, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation’s internal control over financial reporting as of October 30, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 18, 2015, expressed an unqualified opinion thereon.
Minneapolis, Minnesota
December 18, 2015

The Valspar Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 30, 2015	October 31, 2014
Assets
Current Assets	Cash and cash equivalents	$185,961	$128,203
	Restricted cash	1,307	2,868
	Accounts and notes receivable net of allowances (2015 - $9,550; 2014 - $10,585)	857,256	840,447
	Inventories	451,909	486,262
	Deferred income taxes	37,707	28,898
	Prepaid expenses and other	97,090	90,579
	Total Current Assets	1,631,230	1,577,257
Goodwill		1,287,703	1,125,824
Intangibles, net		643,100	592,512
Other Assets		112,735	83,072
Long-Term Deferred Income Taxes		11,042	10,184
Property, Plant and Equipment
	Land	75,634	77,902
	Buildings	463,716	517,798
	Machinery and equipment	1,042,988	1,034,053
	Property, plant and equipment, gross	1,582,338	1,629,753
	Less accumulated depreciation	(949,573)	(984,651)
	Property, Plant and Equipment, net	632,765	645,102
	Total Assets	$4,318,575	$4,033,951
Liabilities and Stockholders’ Equity
Current Liabilities	Short-term debt	$334,022	$443,854
	Current portion of long-term debt	131	162,502
	Trade accounts payable	553,737	600,875
	Income taxes payable	36,010	26,017
	Accrued liabilities	442,839	471,173
	Total Current Liabilities	1,366,739	1,704,421
	Long-Term Debt, Net of Current Portion	1,706,933	950,035
	Long-Term Deferred Income Taxes	240,919	219,261
	Other Liabilities	148,975	149,143
	Total Liabilities	3,463,566	3,022,860
Stockholders’ Equity
	Common stock (par value $0.50 per share; Authorized - 250,000,000 shares; shares issued, including shares in treasury - 2015: 118,442,624; 2014: 118,442,624)	59,220	59,220
	Additional paid-in capital	474,044	458,409
	Retained earnings	2,209,628	1,907,001
	Accumulated other comprehensive income (loss)	(195,498)	(19,670)
	Less cost of common stock in treasury (2015 - 39,458,773; 2014 - 36,229,538)	(1,692,385)	(1,393,869)
	Total Stockholders’ Equity	855,009	1,011,091
	Total Liabilities and Stockholders’ Equity	$4,318,575	$4,033,951
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	October 30, 2015	October 31, 2014	October 25, 2013
For the Year Ended	(52 weeks)	(53 weeks)	(52 weeks)
Net Sales	$4,392,622	$4,625,624	$4,194,977
Cost of Sales	2,822,798	3,058,107	2,814,490
Restructuring Charges - cost of sales	14,007	28,471	21,916
Acquisition-Related Charges - cost of sales	4,428	—	513
Gross Profit	1,551,389	1,539,046	1,358,058
Research and Development	132,813	134,134	128,265
Selling, General and Administrative	810,136	832,335	721,123
Restructuring Charges	7,562	12,668	14,517
Acquisition-Related Charges	892	—	1,729
Operating Expenses	951,403	979,137	865,634
Gain on Sale of Certain Assets	48,001	—	—
Income (Loss) from Operations	647,987	559,909	492,424
Interest Expense	81,348	65,330	64,758
Other (Income) Expense - net	2,838	2,697	3,871
Income (Loss) before Income Taxes	563,801	491,882	423,795
Income Taxes	164,295	146,481	134,540
Net Income (Loss)	$399,506	$345,401	$289,255
Net Income (Loss) Per Common Share - Basic	$4.97	$4.13	$3.29
Net Income (Loss) Per Common Share - Diluted	$4.85	$4.01	$3.20
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	October 30, 2015	October 31, 2014	October 25, 2013
For the Year Ended	(52 weeks)	(53 weeks)	(52 weeks)
Net Income (Loss)	$399,506	$345,401	$289,255
Other Comprehensive Income (Loss):
Foreign Currency Translation	(178,309)	(62,783)	(26,007)
Defined Benefit Pension and Post Retirement Plans Adjustment	2,940	(17,162)	45,496
Unrealized Gain (Loss) on Financial Instruments	1,006	1,879	1,118
Income Tax Benefit (Provision)	(1,465)	4,977	(17,460)
Other Comprehensive Income (Loss)	(175,828)	(73,089)	3,147
Comprehensive Income (Loss)	$223,678	$272,312	$292,402
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statement of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 26, 2012	$59,220	$421,281	$1,440,896	$(748,146)	$50,272	$1,223,523
Net Income (Loss)	—	—	289,255	—	—	289,255
Other Comprehensive Income (Loss)	—	—	—	—	3,147	3,147
Restricted Stock Granted for 64,883 Shares, net of forfeitures	—	2,456	—	1,889	—	4,345
Director Stock Granted for 12,958 Shares	—	—	—	424	—	424
Common Stock Options Exercised of 1,500,661 Shares	—	13,746	—	40,296	—	54,042
Purchase of Shares of Common Stock for Treasury of 5,889,945 Shares	—	—	—	(378,141)	—	(378,141)
Cash Dividends on Common Stock - $0.92 per Share (net of forfeited restricted stock dividends of $18)	—	—	(81,171)	—	—	(81,171)
Stock Option Expense	—	7,189	—	—	—	7,189
Purchase of equity award shares	—	(63)	—	—	—	(63)
Balance, October 25, 2013	$59,220	$444,609	$1,648,980	$(1,083,678)	$53,419	$1,122,550
Net Income (Loss)	—	—	345,401	—	—	345,401
Other Comprehensive Income (Loss)	—	—	—	—	(73,089)	(73,089)
Restricted Stock Granted for 62,994 Shares, net of forfeitures	—	2,886	—	2,558	—	5,444
Director Stock Granted for 11,124 Shares	—	432	—	423	—	855
Common Stock Options Exercised of 1,098,023 Shares	—	7,855	—	36,009	—	43,864
Purchase of Shares of Common Stock for Treasury of 4,705,081 Shares	—	—	—	(349,181)	—	(349,181)
Cash Dividends on Common Stock - $1.04 per Share (net of forfeited restricted stock dividends of $47)	—	—	(87,380)	—	—	(87,380)
Stock Option Expense	—	6,382	—	—	—	6,382
Purchase of equity award shares	—	(3,755)	—	—	—	(3,755)
Balance, October 31, 2014	$59,220	$458,409	$1,907,001	$(1,393,869)	$(19,670)	$1,011,091
Net Income (Loss)	—	—	399,506	—	—	399,506
Other Comprehensive Income (Loss)	—	—	—	—	(175,828)	(175,828)
Share Based Compensation, net	—	10,157	—	3,694	—	13,851
Director Stock Granted for 15,067 Shares	—	440	—	643	—	1,083
Common Stock Options Exercised of 621,237 Shares	—	3,212	—	19,567	—	22,779
Purchase of Shares of Common Stock for Treasury of 3,891,545 Shares	—	—	—	(322,420)	—	(322,420)
Cash Dividends on Common Stock - $1.20 per Share (net of forfeited restricted stock dividends of $11)	—	—	(96,879)	—	—	(96,879)
Stock Option Expense	—	1,826	—	—	—	1,826
Balance, October 30, 2015	$59,220	$474,044	$2,209,628	$(1,692,385)	$(195,498)	$855,009
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	October 30, 2015	October 31, 2014	October 25, 2013
For the Year Ended	(52 weeks)	(53 weeks)	(52 weeks)
Operating Activities:
Net income (loss)	$399,506	$345,401	$289,255
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	82,963	92,637	81,122
Amortization	9,640	8,273	7,037
Stock-based compensation	14,793	28,314	23,230
Deferred income taxes	(3,058)	(2,107)	(12,740)
(Gain)/loss on asset divestitures	(51,256)	(3,301)	(376)
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	(83,098)	(116,566)	(18,770)
(Increase)/decrease in inventories and other assets	(23,102)	(105,841)	(64,025)
Increase/(decrease) in trade accounts payable and other accrued liabilities	48,791	84,111	111,825
Increase/(decrease) in income taxes payable	(6,402)	3,938	(29,516)
Increase/(decrease) in other deferred liabilities	(5,128)	7,175	6,299
Other	(449)	5,070	5,163
Net Cash (Used In)/Provided By Operating Activities	383,200	347,104	398,504
Investing Activities:
Purchases of property, plant and equipment	(97,126)	(121,271)	(116,749)
Acquisition of businesses, net of cash acquired	(346,680)	—	(219,912)
Proceeds from divestiture of businesses	54,552	4,716	—
Cash proceeds on disposal of assets	7,650	3,872	6,344
(Increase)/decrease in restricted cash	1,561	683	16,357
Net Cash (Used In)/Provided By Investing Activities	(380,043)	(112,000)	(313,960)
Financing Activities:
Net proceeds from issuance of debt	1,187,357	123,867	107,773
Payments of debt	(635,686)	(118,714)	(44,144)
Net change in other borrowings	(13,988)	8,937	3,778
Net proceeds (repayments) of commercial paper	(61,007)	66,393	230,499
Proceeds from stock options exercised	12,043	24,233	32,596
Treasury stock purchases	(322,420)	(349,181)	(378,141)
Excess tax benefit from stock-based compensation	13,150	19,161	20,789
Dividends paid	(96,890)	(87,427)	(81,189)
Net Cash (Used In)/Provided By Financing Activities	82,559	(312,731)	(108,039)
Increase/(Decrease) in Cash and Cash Equivalents	85,716	(77,627)	(23,495)
Effect of exchange rate changes on Cash and Cash Equivalents	(27,958)	(10,320)	(13,682)
Cash and Cash Equivalents at Beginning of Period	128,203	216,150	253,327
Cash and Cash Equivalents at End of Period	$185,961	$128,203	$216,150
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation • Years Ended October 2015, 2014 and 2013
(Dollars in thousands, except per share amounts)
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Description of Business: The Valspar Corporation (we, our) is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products, and operate our business in two reportable segments: Coatings and Paints.
Fiscal Year: We have a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2015 and 2013 both include 52 weeks while 2014 includes 53 weeks.
Principles of Consolidation: The consolidated financial statements include the accounts of the parent company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in which we have significant influence and where we do not have management control and are not the primary beneficiary are accounted for using the equity method. In order to facilitate our year-end closing process, foreign subsidiaries’ financial results are included in our consolidated financial statements on a one-month lag.
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
Revenue Recognition: We recognize revenue at the time the product is delivered or title has passed, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale to our customers are recognized as reductions in revenue as the products are sold. We offer promotional and rebate programs to our customers. These programs require estimates of customer participation and performance and are recorded at the time of sale as deductions from revenue. We also offer consumer programs to promote the sale of our products and record them as a reduction in revenue at the time the consumer offer is made using estimated redemption and participation. Revenues exclude sales taxes collected from our customers.
Additionally, in the U.S., we sell extended furniture protection plans for which revenue is deferred and recognized over the life of the contract. An actuarial study utilizing historical claims data is used to forecast claim payments over the contract period, and revenue is recognized based on the forecasted claims payments. Actual claim costs are reflected in earnings in the period incurred. Anticipated losses on programs in progress are charged to earnings when identified. Differences between estimated and actual results, which have been insignificant historically, are recognized as a change in estimate prospectively.
Allowance for Doubtful Accounts: We estimate the allowance for doubtful accounts by analyzing accounts receivable by age and specific collection risk. When it is deemed probable that a customer account is uncollectible, such as in the event of bankruptcy or other circumstances that make further collection unlikely, that balance is written off against the existing allowance.
Cash Equivalents: We consider all highly liquid instruments purchased with an original maturity of less than three months to be cash equivalents.
Restricted Cash: Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.
Inventories: Inventories are stated at the lower of cost or market. Our domestic inventories, except the acquisition of the performance coating businesses of Quest Specialty Chemicals (Quest) in our Paints segment, are recorded using the last-in, first-out (LIFO) method. The remaining inventories are recorded using the first-in, first-out (FIFO) method.
Other Assets: We have long-term contracts with certain customers, under which we are obligated to make various up-front payments for which we expect to receive a benefit in excess of the cost over the term of the contract. These up-front payments are deferred and reflected in other assets. Contract incentives are amortized on a straight line basis over the term of the contract, while equipment is amortized on a straight line basis over the shorter of the economic life of the equipment or the term of the contract. Amortization expense for contract incentives is classified in our Consolidated Statements of Operations as a reduction of revenue. In certain circumstances, payments for equipment will meet the specific identifiable benefit criteria and the amortization expense will be classified in operating expenses.

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
Goodwill for each of our reporting units is reviewed for impairment at least annually using a two-step process as we have chosen not to perform a qualitative assessment for impairment. In the first step, we compare the fair value of each reporting unit to its carrying value, including goodwill. We use the following four significant assumptions in our fair value analysis: (a) discount rates; (b) long-term sales growth rates; (c) forecasted operating margins; and (d) market multiples. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and we would then complete step 2 in order to measure the impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, we would recognize an impairment loss, in the period identified, equal to the difference.
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
During the fourth quarters of 2015, 2014 and 2013, we completed our annual goodwill and indefinite-lived intangible asset impairment reviews with no impairments to the carrying values identified. There was no change to our reporting units in 2015, 2014 or 2013.
Impairment of Long-Lived Tangible and Intangible Assets with Finite Lives: We evaluate long-lived assets, including tangible and intangible assets with finite lives, for indicators of impairment. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. When reviewing for impairment, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value, generally by discounting expected future cash flows. Intangibles with finite lives (primarily patents and customer lists) are amortized using the straight-line method over the estimated useful lives.
Property, Plant and Equipment: Property, plant and equipment, including capitalized interest, are recorded at cost. Property and equipment under capital leases are being amortized as a provision for depreciation over the shorter of the lease or their useful lives. Expenditures that improve or extend the life of the respective assets are capitalized, while maintenance and repairs are expensed as incurred. Provision for depreciation of property, plant and equipment are made by charges to operations at rates calculated to amortize the cost of the property, plant and equipment over their useful lives (20 years for buildings; 1 to 10 years for machinery and equipment) primarily using the straight-line method.
Stock-Based Compensation: We recognized compensation expense for our stock-based compensation plans, which include non-qualified stock options, cash settled restricted stock units, restricted stock, and other equity settled awards.  Expense for options with graded vesting is recognized using the straight-line method. The fair value of share-based compensation is determined at the grant date and the recognition of the related expense is recorded over the requisite service period of the award. See Note 10 for additional information.
Advertising Costs: Advertising costs are expensed as incurred and totaled $56,697, $81,855 and $87,498 in 2015, 2014 and 2013, respectively.
Foreign Currency Translation: Foreign currency denominated assets and liabilities are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates throughout the period. The effect of exchange rate fluctuations on translation of assets and liabilities is recorded as a component of stockholders’ equity (accumulated other comprehensive income (loss)). Gains and losses from foreign currency transactions are included in other expense (income), net.
Financial Instruments: All financial instruments are held for purposes other than trading. See Note 8 for additional information.

Research and Development: Research and development is expensed as incurred.
Reclassification: Certain amounts in the prior years’ financial statements have been reclassified to conform to the 2015 presentation. In the first quarter of 2015, we reclassified freight costs on shipments to our customers to properly reflect such costs as cost of sales in the Consolidated Statements of Operations. This change is reflected in all periods presented and the effect was to increase both net sales and cost of sales by $103,200 and $91,201 for fiscal years 2014 and 2013, respectively. Reclassifications had no effect on net income (loss), cash flows or stockholders’ equity as previously reported.
NOTE 2 – ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we purchased the performance coating businesses of Quest Specialty Chemicals (Quest), which include automotive refinish, aerosol and related specialty paint products, for total consideration of approximately $350,000. The acquisition strengthens our value proposition in automotive refinish and broadens distribution and range of high-performance products. The acquisition was recorded at fair value primarily in our Paints segment and an allocation of the purchase price has been completed, with the exception of certain tax items and working capital adjustments. These adjustments are not expected to have a material impact on our consolidated financial statements. We expect to finalize the purchase price allocation within one year of the date of acquisition. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.
On December 17, 2014, we completed the divestiture of a non-strategic specialty product line in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. The pro forma results of operations for this divestiture have not been presented, as the impact on the reported results is not material. We recorded a pre-tax gain on the sale of the product line of approximately $48,001 to income from operations.
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
Pro forma results of operations for the acquisitions noted above have not been presented, as they were immaterial to the reported results.
NOTE 3 – INVENTORIES
The major classes of inventories consist of the following:

	2015	2014
Manufactured products	$268,832	$314,354
Raw materials, supplies and work-in-progress	183,077	171,908
Total Inventories	$451,909	$486,262
The amounts above include inventories stated at cost determined by the last-in, first-out (LIFO) method. Total LIFO inventories were $190,132 at October 30, 2015 and $212,102 at October 31, 2014, approximately $55,780 and $85,908 lower, respectively, than such costs determined under the first-in, first-out (FIFO) method.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended October 30, 2015 and October 31, 2014 are as follows:

	Coatings	Paints	Other	Total
Balance, October 25, 2013	$852,035	$266,117	$26,518	$1,144,670
Currency translation gain (loss)	(15,441)	(2,262)	(1,143)	(18,846)
Balance, October 31, 2014	$836,594	$263,855	$25,375	$1,125,824
Goodwill acquired	2,474	214,140	—	216,614
Goodwill disposed	(3,764)	—	—	(3,764)
Currency translation gain (loss)	(41,291)	(7,437)	(2,243)	(50,971)
Balance, October 30, 2015	$794,013	$470,558	$23,132	$1,287,703
Information regarding our intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Balance, October 30, 2015
Customer lists	20 to 40 years	$327,782	$(76,070)	$251,712
Technology	Indefinite	175,652	—	175,652
Trademarks	Indefinite	208,261	—	208,261
Other	10 to 50 years	22,064	(14,589)	7,475
Total		$733,759	$(90,659)	$643,100
Balance, October 31, 2014
Customer lists	20 to 40 years	$279,612	$(66,850)	$212,762
Technology	Indefinite	176,318	—	176,318
Trademarks	Indefinite	200,758	—	200,758
Other	10 to 50 years	16,843	(14,169)	2,674
Total		$673,531	$(81,019)	$592,512
The increase in goodwill during fiscal year 2015 is due to the Quest acquisition, partially offset by foreign currency translation and the divestiture of a non-strategic specialty product offering in our Coatings segment. The increase in intangible assets is primarily due to acquired customer lists, trademarks, and technology as part of the Quest acquisition, partially offset by foreign currency translation and amortization.
Total intangible asset amortization expense was $9,640, $8,273, and $7,037 in 2015, 2014 and 2013, respectively. The remaining life averages for assets included in the customer lists and other categories is 26 years and 34 years, respectively. Estimated amortization expense for each of the five succeeding fiscal years is approximately $12,000 annually.
NOTE 5 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES
Other accrued liabilities include the following:

	2015	2014
Employee compensation	$149,838	$169,045
Customer volume rebates and incentives	91,933	93,186
Uninsured loss reserves and deferred revenue	59,040	59,730
Taxes, insurance, professional fees and services	45,755	48,663
Interest	25,856	20,839
Advertising and promotions	17,264	22,921
Contribution to employees' retirement trusts	16,218	16,544
Restructuring	12,065	14,032
Deferred tax liability	1,512	4,533
Other	23,358	21,680
Total Other Accrued Liabilities	$442,839	$471,173

NOTE 6 – GUARANTEES AND CONTRACTUAL OBLIGATIONS
Furniture Protection Plans and Warranties: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified. The range of contractual lives for our extended furniture protection plans is 3 years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of October 30, 2015 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years.
We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted furniture protection plan contracts are made in the period in which such losses can be estimated. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts differ from the amounts estimated as of the date of the financial statements, gross margin would be affected in future periods when we revise our estimates.
Changes in the recorded amounts included in other accrued liabilities, both short and long-term during the period are as follows:

Balance, October 26, 2012	$80,272
Amount acquired through acquisitions	260
Additional net deferred revenue/accrual made during the period	7,436
Payments made during the period	(9,150)
Balance, October 25, 2013	$78,818
Additional net deferred revenue/accrual made during the period	8,982
Payments made during the period	(7,173)
Balance, October 31, 2014	$80,627
Additional net deferred revenue/accrual made during the period	11,086
Payments made during the period	(8,842)
Balance, October 30, 2015	$82,871
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

Maturities
2016	$5,700
2017	1,536
2018	—
2019	—
2020	—
Thereafter	—
Total	$7,236
Total payments relating to unconditional purchase obligations were approximately $34,882 in 2015, $63,718 in 2014 and $50,893 in 2013.

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

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,139	$26,139	$—	$—
Restricted cash[1]	1,307	1,307	—	—
Foreign currency contracts[2]	207	—	207	—
Deferred compensation plan assets[3]	6,579	6,579	—	—
Total Assets	$34,232	$34,025	$207	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$48,198	$48,198	$—	$—
Restricted cash[1]	2,868	2,868	—	—
Foreign currency contracts[2]	455	—	455	—
Total Assets	$51,521	$51,066	$455	$—
1 Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.
2 In the Consolidated Balance Sheets, foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position. The fair market value was estimated using observable market data for similar financial instruments. See Note 8 for additional information on derivative financial instruments.
3 The Deferred Compensation Plan Assets consist of the investment funds maintained for the future payments under the Company's deferred compensation plan, which is structured as a rabbi trust. Investments held in the rabbi trust are publicly-traded mutual funds. Rabbi trust assets are considered irrevocable, and may only be used to pay participant benefits under the plan. The only exception is the event of bankruptcy, in which case the assets in the rabbi trust would be subject to the claims of creditors of the corporation. In the Consolidated Balance Sheets, rabbi trust assets are included in other assets.

The following tables provide information regarding the estimated fair value of our outstanding debt which is recorded at carrying value in the Consolidated Balance Sheets:

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,741,003	$1,741,003	$—	$—
Non-publicly traded debt	341,086	—	341,086	—
Total Debt	$2,082,089	$1,741,003	$341,086	$—

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,099,695	$1,099,695	$—	$—
Non-publicly traded debt	532,397	—	532,397	—
Other[2]	23,838	—	23,838	—
Total Debt	$1,655,930	$1,099,695	$556,235	$—
1 Debt is recorded at carrying value of $2,041,086 and $1,556,391 on the Consolidated Balance Sheets as of October 30, 2015 and October 31, 2014, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.
2 Other consists of bankers' acceptance drafts and commercial acceptance drafts from our customers that have been sold with recourse to financial institutions but have not yet matured. Refer to Note 9 for additional information.
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
NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of October 30, 2015.
At October 30, 2015, we had $8,903 notional amount of foreign currency contracts that mature during fiscal year 2016. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Consolidated Statements of Operations when the underlying hedged item is realized. At October 31, 2014, we had $8,927 notional amount of foreign currency contracts maturing in fiscal year 2015. There was no material ineffectiveness for these hedges during 2015 or 2014.
At October 30, 2015 and October 31, 2014, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Consolidated Balance Sheets as of October 30, 2015 and October 31, 2014 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and losses are reclassified ratably from accumulated other comprehensive income (loss) to interest expense in our Consolidated Statements of Operations over the term of the related debt. At October 30, 2015, the amount that will be recognized in interest expense in fiscal year 2016 is $1,191.

Our derivative assets and liabilities subject to fair value measurement (see Note 7) include the following:

	Fair Value at October 30, 2015	Fair Value at October 31, 2014
Assets
Prepaid expenses and other:
Foreign currency contracts	$207	$455
Total Assets	$207	$455
Liabilities
Accrued liabilities other:
Foreign currency contracts	$—	$—
Total Liabilities	$—	$—
Derivative gains (losses) recognized in AOCI1 and on the Consolidated Statements of Operations for fiscal year ended October 30, 2015 and October 31, 2014, respectively, are as follows:

For the Year Ended October 30, 2015	Amount of Gain (Loss) Recognized in AOCI[1]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$(248)	Other income (expense), net	$1,269
Treasury lock contracts	1,254	Interest expense	(1,254)
Total derivatives designated as cash flow hedges	$1,006	Total	$15

For the Year Ended October 31, 2014	Amount of Gain (Loss) Recognized in AOCI[1]	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings[1]
Derivatives designated as cash flow hedges
Foreign currency contracts	$600	Other income (expense), net	$(263)
Treasury lock contracts	1,279	Interest expense	(1,279)
Total derivatives designated as cash flow hedges	$1,879	Total	$(1,542)
1 Accumulated other comprehensive income (loss) (AOCI) is included in the Consolidated Balance Sheet in the Stockholders’ Equity section and is reported net of tax. The amounts disclosed in the above table are reported pretax and represent the full year derivative activity.

NOTE 9 – DEBT
Our debt consists of the following:

	2015	2014
Notes to banks (weighted average interest rate of 9.28% at October 30, 2015 and 6.38% at October 31, 2014)	$6,153	$31,140
Bankers' Acceptance Drafts and Commercial Acceptance Drafts	—	23,838
Commercial Paper (0.43% - 0.50% at October 30, 2015 and 0.32% - 0.35% at October 31, 2014)	327,869	388,876
Total Short-term Debt	334,022	443,854
Industrial development bonds (0.21% at October 31, 2014 payable in 2015)	—	12,502
Capital Leases	131	—
Senior notes - Due 2015 at 5.10%	—	150,000
Total Current Portion of Long-term Debt	131	162,502
Notes to banks (weighted average interest rate 0.00% at October 30, 2015 and 2.53% at October 31, 2014)	6	35
Revolving Credit Facility	—	100,000
Capital Leases	6,927	—
Senior notes (at fixed rates)
Due 2017 at 6.05%	150,000	150,000
Due 2019 at 7.25%	300,000	300,000
Due 2022 at 4.20%	400,000	400,000
Due 2025 at 3.30%	250,000	—
Due 2026 at 3.95%	350,000	—
Due 2045 at 4.40%	250,000	—
Total Long-term Debt	1,706,933	950,035
Total Debt	$2,041,086	$1,556,391
On August 3, 2015, we retired $150,000 of Senior Notes in accordance with their scheduled maturity using commercial paper and our revolving credit facility.
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
On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016. This facility was used to provide funding for the acquisition of Quest. See Note 2 in the Consolidated Financial Statements for further information on the acquisition. This facility was repaid and terminated on July 29, 2015 primarily using the net proceeds from the unsecured Senior Notes issued in July 2015.

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
We maintain a $750,000 revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000.
In July 2013, we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014. In July 2014, this facility was extended for one year to July 2015. We paid off and terminated the bilateral credit facility in December 2014.

In certain geographies we have accepted bankers' acceptance drafts and commercial acceptance drafts as payment from customers. When we sell these instruments with recourse to a financial institution, we record them as short-term borrowings from the time they are sold until they reach maturity. These instruments are classified as short-term debt and the balance outstanding was $0 at October 30, 2015 and $23,838 at October 31, 2014.
We have capital leases covering a building and certain equipment that terminate in one to twenty years. Refer to Note 17 for additional information on leasing arrangements.
As of October 30, 2015 and October 31, 2014, our bank facilities consisted of the following:

	October 30, 2015
	Total Outstanding	Facility Size
December 2018 unsecured committed credit revolving facility[1]	$327,869	$750,000
Uncommitted bank lines of credit	6,153	97,512
Total Bank Credit Facilities	$334,022	$847,512

	October 31, 2014
	Total Outstanding	Facility Size
December 2018 bank syndicate facility[1]	$488,876	$750,000
July 2015 bilateral facility	13,938	13,938
Total unsecured committed revolving credit	502,814	763,938
Uncommitted bank lines of credit	17,202	196,301
Bankers' Acceptance Drafts and Commercial Acceptance Drafts	23,838	—
Total Bank Credit Facilities	$543,854	$960,239

[1]
Our bank syndicate facility includes $327,869 and $388,876 of commercial paper as of October 30, 2015 and October 31, 2014, respectively, along with $100,000 of revolving credit facility borrowings as of October 31, 2014. We have a $450,000 commercial paper program backed by our $750,000 credit facility, as amended and restated.

We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 10.92% in 2015, 12.30% in 2014 and 11.63% in 2013.
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 30, 2015. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
The future maturities of long-term debt are as follows:

Maturities
2016	$131
2017	150,107
2018	122
2019	300,140
2020	159
Thereafter	1,256,405
Interest paid during 2015, 2014, and 2013 was $76,847, $65,297, and $66,451, respectively.

NOTE 10 – STOCK-BASED COMPENSATION
Our 2015 Omnibus Equity Plan (the Omnibus Plan) authorizes us to grant or issue non-qualified stock options, cash settled awards, share awards and other equity settled awards of up to 7,000,000 shares of common stock. Under the Omnibus Plan, awards denominated in shares of common stock other than options reduce the pool of reserved shares at a multiple of 3.51 times the number of shares awarded. Stock options awarded through the Omnibus Plan reduce the reserved share pool at a rate equal to the number of options granted. As of October 30, 2015, there were 5,311,877 shares available for future grants.
Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.
Total stock-based compensation expense was $14,793, $28,314 and $23,230 in 2015, 2014 and 2013, respectively.
Stock Options: Stock options issued to participants other than non-employees and retirement eligible employees vest over three to five years and typically have a contractual term of 10 years. Stock options vest immediately upon grant for non-employee directors.
Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $1,826, $6,382, and $7,189 in fiscal year 2015, 2014, and 2013, respectively. The total grant-date fair value of options vested during the year was $6,363, $4,444 and $4,631 in fiscal year 2015, 2014 and 2013, respectively. As of October 30, 2015, there was $11,191 of total unrecognized pre-tax compensation cost related to non-vested awards that are expected to be recognized over a weighted-average period of 2.4 years.
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
The following table sets forth the weighted-average fair values and assumptions on which the fair values are determined:

	2015	2014	2013
Expected dividend yield	1.7%	1.4%	1.4%
Expected stock price volatility	23.0%	30.0%	30.0%
Risk-free interest rate	1.8%	2.2%	2.0%
Expected life of options	6.7 years	6.8 years	7.4 years
Weighted average fair value on the date of grant	$15.72	$22.54	$19.12

Stock option activity for the three years ended October 30, 2015 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share[1]	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value[2]
Balance, October 26, 2012	7,099,778	$27.73	6.1 years	$194,442
Granted	463,900	64.36
Exercised	(1,500,661)	24.32		61,042
Canceled	(200)	17.50
Balance, October 25, 2013	6,062,817	$31.37	5.9 years	$235,887
Granted	297,865	76.50
Exercised	(1,098,023)	25.18		54,909
Canceled	(20,419)	53.07
Balance, October 31, 2014	5,242,240	$35.15	5.5 years	$246,440
Granted	467,860	72.58
Exercised	(621,237)	28.20		34,497
Canceled	(51,301)	68.27
Balance, October 30, 2015	5,037,562	$39.15	5.2 years	$210,609
Exercisable	4,241,769	32.99	4.5 years	203,426
1 The exercise price of the options granted during these periods was equal to the market price of the underlying stock on the date of grant.
2 Intrinsic value at October 30, 2015 was based on our closing stock price on the last trading day of the year for in-the-money options.
Options exercisable of 4,489,970 at October 31, 2014 and 5,068,438 at October 25, 2013 had weighted-average exercise prices of $29.74 and $26.81, respectively.
Restricted Stock: Restricted stock awards vest over three to five years. Stock-based compensation expense included in our Consolidated Statements of Operations for restricted stock was $2,161, $5,878 and $1,998 in fiscal year 2015, 2014 and 2013, respectively. As of October 30, 2015, there was $6,246 of total unrecognized pre-tax compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.8 years.
The following table sets forth a reconciliation of restricted stock for the three years ended October 30, 2015:

	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 26, 2012	474,699	$31.87	$26,089
Granted	75,826	63.32	4,801
Vested	(182,659)	29.35	11,727
Forfeited	(10,943)	41.62	(455)
Balance, October 25, 2013	356,923	$39.54	$25,085
Granted	85,121	74.78	6,366
Vested	(139,994)	35.90	9,831
Forfeited	(22,127)	42.79	(947)
Balance, October 31, 2014	279,923	$51.82	$22,998
Granted	103,863	86.21	8,954
Vested	(154,703)	38.57	12,948
Forfeited	(13,217)	77.21	(1,021)
Balance, October 30, 2015	215,866	$76.36	$17,474
Stock-Settled Restricted Stock Units: We have issued both time and performance based stock-settled restricted stock units to certain team members under the Omnibus Plan.

Time-based
Time-based restricted stock units represent future shares issuable and cliff vest at the end of a three to four year service period. Stock-based compensation expense included in our Consolidated Statements of Operations for stock-settled restricted stock units was $1,831, $0 and $0 in fiscal year 2015, 2014 and 2013, respectively. As of October 30, 2015, there was $4,740 of total unrecognized pre-tax compensation cost related these units that is expected to be recognized over a weighted-average period of 2.3 years.
The following table sets forth a reconciliation of the time-based stock-settled restricted stock units:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 31, 2014	—	$—	$—
Granted	93,938	85.00	7,985
Vested	(1,204)	86.85	(105)
Forfeited	(6,949)	85.56	(595)
Balance, October 30, 2015	85,785	$84.93	$6,944
Performance-based
Performance-based units represent shares potentially issuable in the future based upon EPS over a three year performance period. Dividends are accrued during the performance period for these grants. The fair value of performance share units is calculated based on the stock price at the time of grant. Compensation expense included in our Consolidated Statements of Operations for performance-based stock-settled restricted stock units was $2,299 in fiscal year 2015. As of October 30, 2015, there was $4,667 of total unrecognized pre-tax compensation cost related to performance-based stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.
The following table sets forth a reconciliation of the performance-based stock-settled restricted stock units:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 31, 2014	—	$—	$—
Granted	73,468	87.03	6,394
Vested	(1,598)	87.03	(139)
Forfeited	(5,641)	87.03	(490)
Balance, October 30, 2015	66,229	$87.03	$5,764
Cash-settled Restricted Stock Units: Cash-settled restricted stock units granted through our Omnibus Plan cliff vest at the end of a three to five year service period. These awards are cash-settled and are classified as a liability, which is marked to market each period. This liability is included within our long-term liabilities. Stock-based compensation expense included in our Consolidated Statements of Operations for cash-settled restricted stock units was $5,593, $15,198 and $13,618 in fiscal year 2015, 2014 and 2013, respectively. Cash payments for cash-settled restricted stock units were $15,437 and $8,083 in 2015 and 2014, respectively. There were no payments for cash-settled restricted stock units prior to 2014. As of October 30, 2015, there was $7,499 of total unrecognized pre-tax compensation cost related to cash-settled restricted stock units that is expected to be recognized over a weighted-average period of 1.6 years.

The following table sets forth a reconciliation of cash-settled restricted stock units for the three years ended October 30, 2015:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value[3]
Balance, October 26, 2012	445,253	$39.15	$24,471
Granted	190,609	63.72	12,145
Vested	(15,219)	51.49	942
Forfeited	(22,120)	46.03	(1,018)
Balance, October 25, 2013	598,523	$46.41	$42,064
Granted	143,244	71.50	10,243
Vested	(111,798)	37.62	7,960
Forfeited	(33,881)	51.76	(1,754)
Balance, October 31, 2014	596,088	$53.78	$48,975
Granted	48,081	84.28	4,052
Vested	(180,723)	43.94	(15,273)
Forfeited	(51,630)	59.30	(3,017)
Balance, October 30, 2015	411,816	$60.99	$33,337
3 Intrinsic value of cash-settled restricted stock units vested was based on our closing stock price on the last trading day of the year.
Stock Awards: Stock awards are issued and outstanding upon date awarded. Stock-based compensation expense included in our Consolidated Statements of Operations for stock awards was $1,083, $856, and $425 and in fiscal year 2015, 2014 and 2013, respectively.
NOTE 11 – PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end discretionary contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. U.S. employees who are not eligible for the Savings and Retirement Plan have the option to participate in a separate 401(k) Employee Stock Ownership Plan. We match employee contributions made by participants in that plan up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a discretionary year-end matching contribution that can range from 0% to 3%. Employer contributions to the Plans totaled $20,927, $20,981, and $25,609 for 2015, 2014, and 2013, respectively.
Executive Retirement Plans: We have Supplemental Executive Retirement Plans (SERPs) to provide retirement, death and disability benefits to a limited number of former employees. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.
Pension and Post-Retirement Medical Plans: We sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2015, we made contributions of approximately $3,024 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 28, 2016, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $3,057.

The cost of pension and post-retirement medical benefits recognized in the Consolidated Statement of Operations is as follows:

	Pension
	2015	2014	2013
Service cost	$3,543	$4,358	$4,846
Interest cost	13,734	14,848	13,203
Expected return on plan assets	(19,294)	(19,907)	(19,699)
Amortization of prior service cost	484	480	448
Recognized actuarial loss	6,602	6,190	9,577
Net Periodic Benefit Cost	5,069	5,969	8,375
Settlement gain	(52)	(422)	(110)
Curtailment gain	(2,913)	—	—
Net Total Benefit Cost	$2,104	$5,547	$8,265

	Post-Retirement Medical
	2015	2014	2013
Service cost	$204	$153	$238
Interest cost	367	382	360
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(128)	(128)	(128)
Recognized actuarial loss	431	369	469
Net Periodic Benefit Cost	$874	$776	$939
The plans’ funded status is shown below, along with a description of how the status changed during the past two years. The benefit obligation is the projected benefit obligation—the actuarial present value, as of a date, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date.

	Pension		Post-Retirement Medical
Change in Benefit Obligation	2015	2014	2015	2014
Benefit obligation beginning of year	$354,403	$316,097	$9,127	$8,549
Service cost	3,543	4,358	204	153
Interest cost	13,734	14,848	367	382
Plan participants’ contributions	179	569	—	—
Plan amendments	473	(115)	—	—
Actuarial loss/(gain)	37	41,775	(254)	1,406
Benefits paid	(14,865)	(18,477)	(1,098)	(1,363)
Expenses paid from assets	(497)	(462)	—	—
Currency impact	(9,342)	(3,735)	—	—
Curtailments	(6,487)	(455)	—	—
Settlements	(21,107)	—	—	—
Benefit Obligation at End of Year	$320,071	$354,403	$8,346	$9,127

	Pension		Post-Retirement Medical
Change in Plan Assets	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$323,874	$301,932	$—	$—
Actual return on plan assets	9,979	38,380	—	—
Employer contributions	3,024	3,840	1,098	1,363
Plan participants’ contributions	179	569	—	—
Benefit payments	(14,865)	(18,477)	(1,098)	(1,363)
Expenses paid from assets	(497)	(462)	—	—
Currency impact	(6,701)	(1,908)	—	—
Settlements	(21,107)	—	—	—
Fair Value of Assets at End of Year	$293,886	$323,874	$—	$—

	Pension		Post-Retirement Medical
Funded Status	2015	2014	2015	2014
Projected benefit obligation	$(320,071)	$(354,403)	$(8,346)	$(9,127)
Plan assets at fair value	293,886	323,874	—	—
Net Funded Status - Over / (Under)	$(26,185)	$(30,529)	$(8,346)	$(9,127)
Funded status - overfunded plans	$1,608	$2,765	$—	$—
Funded status - underfunded plans	(27,793)	(33,294)	(8,346)	(9,127)

	Pension		Post-Retirement Medical
Amounts Recognized in Balance Sheet	2015	2014	2015	2014
Noncurrent assets	$1,608	$2,765	$—	$—
Current liabilities	(663)	(706)	(759)	(955)
Noncurrent liabilities	(27,130)	(32,588)	(7,587)	(8,172)

	Pension		Post-Retirement Medical
Amounts in Accumulated Other Comprehensive Income	2015	2014	2015	2014
Net loss	$114,310	$116,787	$4,498	$5,182
Net prior service cost (credit)	4,298	4,205	(183)	(311)
Other Comprehensive Loss - Total	$118,608	$120,992	$4,315	$4,871

Amortization Expense Expected to Be Recognized During Next Fiscal Year	Pension		Post-Retirement Medical
	2015	2014	2015	2014
Prior service cost (credits)	$448	$451	$(128)	$(128)
Net loss	6,578	6,705	385	431
Our pension and post-retirement medical plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2015	2014	2015	2014
Projected/accumulated post-retirement benefit obligation	$313,799	$290,777	$8,346	$9,127
Accumulated benefit obligation	309,878	282,925	N/A	N/A
Fair value of plan assets	286,006	257,483	N/A	N/A

Our pension and post-retirement medical plans with projected benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2015	2014	2015	2014
Projected benefit obligation	$313,799	$290,777	N/A	N/A
Accumulated benefit obligation	309,878	282,925	N/A	N/A
Fair value of plan assets	286,006	257,483	N/A	N/A
Our pension and post-retirement medical plans with projected benefit obligations less than plan assets were as follows:

	Pension		Post-Retirement Medical
	2015	2014	2015	2014
Projected benefit obligation	$6,272	$63,626	N/A	N/A
Accumulated benefit obligation	6,195	63,521	N/A	N/A
Fair value of plan assets	7,880	66,390	N/A	N/A
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

	Pension		Post-Retirement Medical
Assumption ranges used in net periodic benefit cost	2015	2014	2015	2014
Discount rate	2.50% - 4.50%	3.00% - 5.00%	4.25%	4.75%
Expected long-term return on plan assets	2.50% - 7.25%	3.75% - 7.50%	N/A	N/A
Average increase in compensation	2.25% - 3.25%	2.25% - 3.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	7.50%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	4 Years	5 Years
	Pension		Post-Retirement Medical
Assumption ranges used to determine benefit obligation	2015	2014	2015	2014
Discount rate	2.25% - 4.50%	2.50% - 4.50%	4.50%	4.25%
Rate of compensation increase	2.25% - 3.25%	2.25% - 3.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	6 Years	4 Years
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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans
Asset Allocation	2015	2014	Target Allocation
Equity securities	60%	56%	50% - 60%
Debt securities	39%	36%	40% - 50%
Other	1%	8%	—%
Total	100%	100%	100%
The following tables provide information on the fair value of pension plan assets. See Note 7 for more information on fair value measurements.

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Commingled Trust	$80,473	$—	$80,473	$—
Mutual Fund	29,670	29,670	—	—
International Equity Securities
Mutual Funds	65,921	30,059	35,862	—
Total Equity Securities	176,064	59,729	116,335	—
Domestic Fixed Income
Mutual Fund	89,934	89,934	—	—
International Fixed Income
Debt Securities	10,104	—	10,104	—
Mutual Funds	13,212	—	13,212	—
Total Fixed Income	113,250	89,934	23,316	—
Other Investments
Cash	3,205	3,205	—	—
Real Estate	1,367	—	867	500
Total Other Investments	4,572	3,205	867	500
Total	$293,886	$152,868	$140,518	$500

	Fair Value at October 31, 2014	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Domestic Equity Securities
Commingled Trust	$80,185	$—	$80,185	$—
Mutual Fund	30,874	30,874	—	—
International Equity Securities
Mutual Funds	71,632	32,335	39,297	—
Total Equity Securities	182,691	63,209	119,482	—
Domestic Fixed Income
Mutual Funds	93,196	93,196	—	—
International Fixed Income
Debt Securities	10,122	—	10,122	—
Mutual Funds	13,662	—	13,662	—
Total Fixed Income	116,980	93,196	23,784	—
Other Investments
Insurance Contracts	20,274	—	—	20,274
Cash	2,541	2,541	—	—
Real Estate	1,388	—	888	500
Total Other Investments	24,203	2,541	888	20,774
Total	$323,874	$158,946	$144,154	$20,774
Pension plan investments in publicly-traded corporate stocks and mutual funds are classified as Level 1 investments within the fair value hierarchy, as determined by quoted market prices. Pension plan investments in mutual funds that are not exchange-traded, and commingled trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy. These investments are valued at net asset value based on the underlying securities, as determined by the sponsor. Level 3 investments are primarily related to insurance contracts required in certain foreign-based plans. The fair value is determined based on the expected benefits to be paid under the contract, discounted at a rate consistent with the related benefit obligation. There were no transfers between levels for all periods presented.
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
The following table provides a reconciliation of the beginning and ending balances of pension assets measured at fair value that used significant unobservable inputs (Level 3):

	Total	U.S.	Non-U.S.
Balance, October 25, 2013	$14,956	$500	$14,456
Actual return on plan assets relating to assets still held at reporting date	5,841	—	5,841
Purchases	1,428	—	1,428
Settlements	(111)	—	(111)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(1,340)	—	(1,340)
Balance, October 31, 2014	$20,774	$500	$20,274
Actual return on plan assets relating to assets still held at reporting date	1,507	—	1,507
Purchases	336	—	336
Settlements	(21,133)	—	(21,133)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(984)	—	(984)
Balance, October 30, 2015	$500	$500	$—

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical
2016	$15,746	$776
2017	15,602	742
2018	16,181	639
2019	16,703	577
2020	17,408	563
2021 - 2025	91,738	2,381
Total	$173,378	$5,678
NOTE 12 – INCOME TAXES
Income (loss) before income taxes consisted of the following:

	2015	2014	2013
Domestic	$353,068	$349,174	$331,482
Foreign	210,733	142,708	92,313
Total Income (Loss) Before Income Taxes	$563,801	$491,882	$423,795
Significant components of the provision for income taxes are as follows:

	2015	2014	2013
Current
Federal	$92,820	$86,698	$101,169
State	12,911	9,908	14,084
Foreign	61,622	51,982	32,027
Total Current	167,353	148,588	147,280
Deferred
Federal	2,192	20,166	(6,160)
State	1,236	436	(6,921)
Foreign	(6,486)	(22,709)	341
Total Deferred	(3,058)	(2,107)	(12,740)
Total Income Taxes	$164,295	$146,481	$134,540

Significant components of our deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets
Insurance reserves	$7,261	$7,800
Compensation	40,716	45,104
Deferred revenue	13,163	12,401
Pension	8,519	8,880
Accrued expenses	30,424	25,750
Tax credits and carryforwards	27,164	17,097
Other	12,180	11,672
	139,427	128,704
Less: Valuation Allowance	(15,872)	(14,062)
Total Deferred Tax Assets	123,555	114,642
Deferred tax liabilities
Prepaids	(20,360)	(19,820)
Tax in excess of book depreciation	(32,701)	(29,575)
LIFO	(20,622)	(12,631)
Intangible assets	(235,139)	(233,776)
Other	(8,415)	(3,552)
Total Deferred Tax Liabilities	(317,237)	(299,354)
Net Deferred Tax Liabilities	$(193,682)	$(184,712)
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowances of $15,872 and $14,062 at the end of fiscal years 2015 and 2014 respectively, primarily relate to foreign net operating losses.
Cumulative foreign tax loss carryforwards at the end of fiscal year 2015 were $61,365. Of this amount, $18,140 will be subject to expiration between fiscal year 2016 and fiscal year 2026. The remaining losses of $43,225 are not subject to expiration. Cumulative foreign tax credits at the end of fiscal year 2015 were $12,300. The majority of these foreign tax credits will be subject to expiration between fiscal year 2020 and fiscal year 2025.
A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2015	2014	2013
Tax (benefit) at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5%	1.3%	2.0%
Domestic manufacturing activities	(1.5)%	(1.6)%	(2.0)%
Tax credit on foreign dividends	(2.3)%	—%	—%
Non-U.S. taxes	(3.2)%	(2.4)%	(1.8)%
Valuation allowance	—%	(1.8)%	1.8%
Other	(0.4)%	(0.7)%	(3.3)%
Total Effective Income Tax Rate	29.1%	29.8%	31.7%
No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $551,022 at October 30, 2015. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.
We recognize investment tax credits under the "flow-through" method, with the credit reflected as a reduction to income taxes payable and a current income tax benefit in the year realized.

Income taxes paid during 2015, 2014, and 2013 were $155,283, $104,291, and $124,530, respectively.

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for fiscal year 2012 through 2015 is as follows:

Unrecognized tax benefits at October 26, 2012	$9,965
Increases in tax positions for prior years	5,265
Decreases in tax positions for prior years	(864)
Increases in tax positions for current year	2,719
Settlements	—
Lapse in statute of limitations	(1,722)
Unrecognized tax benefits at October 25, 2013	$15,363
Increases in tax positions for prior years	3,004
Decreases in tax positions for prior years	(217)
Increases in tax positions for current year	3,029
Settlements	—
Lapse in statute of limitations	(2,413)
Unrecognized tax benefits at October 31, 2014	$18,766
Increases in tax positions for prior years	2,096
Decreases in tax positions for prior years	(23)
Increases in tax positions for current year	390
Settlements	(3,485)
Lapse in statute of limitations	(2,144)
Unrecognized tax benefits at October 30, 2015	$15,600
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued interest and penalties relating to unrecognized tax benefits of $4,243 and $5,380, as of October 30, 2015 and October 31, 2014, respectively. The gross amount of interest expense/(income) and penalties included in tax expense for the year ended October 30, 2015, October 31, 2014, and October 25, 2013 was $(1,137), $61, and $(422), respectively.
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $13,668, $18,169, and $14,485 as of October 30, 2015, October 31, 2014, and October 25, 2013, respectively.
The company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. The Internal Revenue Service (IRS) has nearly completed the audit of our fiscal year 2010 U.S. federal amended tax return, along with our fiscal year 2013 U.S. federal tax return. We do not anticipate any material adjustments to our income tax expense or balance of unrecognized tax benefits as a result. We are currently under audit in several state and foreign jurisdictions. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.
NOTE 13 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents the net income (loss) per common share calculations for the three most recent fiscal years:

	2015	2014	2013
Basic
Net income (loss)	$399,506	$345,401	$289,255
Weighted-average common shares outstanding - basic	80,429,741	83,710,111	87,793,543
Net Income (Loss) per Common Share - Basic	$4.97	$4.13	$3.29
Diluted
Net income (loss)	$399,506	$345,401	$289,255
Weighted-average common shares outstanding - basic	80,429,741	83,710,111	87,793,543
Diluted effect of stock options and unvested restricted stock	2,016,962	2,335,946	2,732,742
Weighted-average common shares outstanding - diluted	82,446,703	86,046,057	90,526,285
Net Income (Loss) per Common Share - Diluted	$4.85	$4.01	$3.20

Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 316,236, 209,523, and 284,663 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2015, 2014, and 2013, respectively, as inclusion of these shares would have been antidilutive.
NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consists of the following:

	Foreign Currency Translation	Benefit Obligations	Financial Instruments	Accumulated Other Comprehensive Income (loss)
Balance, October 26, 2012	$159,610	$(99,407)	$(9,931)	$50,272
Other comprehensive income (loss), net of tax	(26,007)	28,467	687	3,147
Balance, October 25, 2013	133,603	(70,940)	(9,244)	53,419
Other comprehensive income before reclassifications	(62,783)	—	3,421	(59,362)
Amounts reclassified from accumulated other comprehensive income	—	(11,462)	(2,265)	(13,727)
Balance, October 31, 2014	70,820	(82,402)	(8,088)	(19,670)
Other comprehensive income before reclassifications	(178,309)	—	991	(177,318)
Amounts reclassified from accumulated other comprehensive income	—	1,861	(371)	1,490
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
The components of other comprehensive income (loss) are as follows:

For the Year Ended	October 30, 2015	October 31, 2014	October 25, 2013
Foreign Currency Translation	$(178,309)	$(62,783)	$(26,007)
Change in Benefit Obligations
(Increase)/decrease in net loss	(3,872)	(24,201)	35,612
Reclassification for recognition of net loss included in net periodic benefit cost	7,033	6,559	10,046
(Increase)/decrease in net prior service cost	(577)	128	(482)
Reclassification for amortization of prior service (credit) cost included in net periodic pension cost	356	352	320
Income tax benefit (provision)	(1,079)	5,700	(17,029)
Change in Benefit Obligations	1,861	(11,462)	28,467
Change in Financial Instruments
Net unrealized holding gains (losses)	991	3,421	2,261
Reclassification adjustment for net gains (losses) included in net income	15	(1,542)	(1,143)
Income tax benefit (provision)	(386)	(723)	(431)
Change in Financial Instruments	620	1,156	687
Other Comprehensive Income (Loss)	$(175,828)	$(73,089)	$3,147
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

Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	2015	2014	2013
Cost of Sales	$3,003	$2,656	$4,056
Research and Development	885	964	1,352
Selling, General and Administrative	3,501	3,291	4,958
Total Before Income Taxes	$7,389	$6,911	$10,366
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
In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for fiscal years 2015, 2014, and 2013 are as follows:

	2015	2014	2013
Net Sales
Coatings	$2,496,528	$2,585,416	$2,272,104
Paints	1,661,186	1,806,051	1,689,500
Other and Administrative	448,006	412,073	388,622
Less Intersegment sales	(213,098)	(177,916)	(155,249)
Total Net Sales	$4,392,622	$4,625,624	$4,194,977

	2015	2014	2013
EBIT
Coatings	$483,649	$389,390	$329,886
Paints	173,435	192,222	168,395
Other and Administrative	(11,935)	(24,400)	(9,728)
Total EBIT	645,149	557,212	488,553
Interest Expense	81,348	65,330	64,758
Income (Loss) before Income Taxes	$563,801	$491,882	$423,795

	2015	2014	2013
Depreciation and Amortization
Coatings	$56,649	$54,039	$39,705
Paints	28,907	30,676	33,825
Other and Administrative	7,047	16,195	14,629
Total Depreciation and Amortization	$92,603	$100,910	$88,159

	2015	2014
Identifiable Assets
Coatings	$2,361,437	$2,400,261
Paints	1,616,919	1,306,805
Other and Administrative[1]	340,219	326,885
Total Identifiable Assets	$4,318,575	$4,033,951
1 Includes our consolidated cash and cash equivalent balances and restricted cash.

	2015	2014	2013
Capital Expenditures
Coatings	$53,459	$47,122	$46,194
Paints	16,623	42,313	32,856
Other and Administrative	27,044	31,836	37,699
Total Capital Expenditures	$97,126	$121,271	$116,749
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

	2015	2014	2013
Net Sales - External
United States	$2,381,677	$2,478,770	$2,359,509
China	545,750	524,368	465,701
Australia	294,726	352,540	366,960
Other Countries	1,170,469	1,269,946	1,002,807
Total Net Sales - External	$4,392,622	$4,625,624	$4,194,977

	2015	2014
Long-lived Assets
United States	$1,743,104	$1,244,182
China	506,912	414,326
Australia	82,275	107,037
Other Countries	231,277	597,893
Total Long-lived Assets	$2,563,568	$2,363,438
We have one significant customer in the Paints segment whose net sales were 14.4%, 16.9%, and 17.5% of total consolidated net sales in 2015, 2014, and 2013 respectively.

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
NOTE 17 – LEASING ARRANGEMENTS
We have future minimum lease payments for operating lease commitments for plant and warehouse equipment, office and warehouse space, vehicles and retail stores that have initial periods ranging from one to ten years, and future minimum lease payments for capital lease commitments for a building and equipment that have initial periods ranging from one to twenty years at October 30, 2015 as follows:

	Capital leases	Operating leases
2016	$1,061	$35,951
2017	1,047	27,095
2018	1,047	18,361
2019	1,047	9,870
2020	1,047	8,699
2021 and beyond	14,066	26,381
Total Minimum Future Lease Rental Payments	$19,315	$126,357
Less amount representing interest	(12,257)	N/A
Present value of net minimum capital lease payments	7,058	N/A
Less current portion of capital leases	(131)	N/A
Obligations under capital leases, excluding current portion	$6,927	N/A
Rent expense for operating and capital leases was $44,117 in 2015, $43,348 in 2014, and $40,266 in 2013.

We have capital leases covering a building and certain equipment that amortize over one to twenty years. At October 30, 2015 and October 31, 2014, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2015	2014
Building	$5,377	N/A
Equipment	98	N/A
Less accumulated amortization	(164)	N/A
Net Plant and Equipment under Capital Leases	$5,311	N/A
NOTE 18 – RESTRUCTURING
Restructuring charges in fiscal year 2015 included the following: (i) actions in the Coatings and Paints segments to rationalize manufacturing operations in the Australia region, (ii) other actions to consolidate administrative operations in the Europe region, and (iii) initiatives in the Paints segment to improve our North American cost structure through non-manufacturing headcount reductions and other activities to rationalize our manufacturing operations. These restructuring activities resulted in pre-tax charges of $21,569 in fiscal year 2015. Included in fiscal year 2015 restructuring charges were non-cash asset impairment charges of $2,842.
Fiscal year 2014 and 2013 restructuring initiatives related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business, ongoing profit improvement plans in Australia, and other actions in Asia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $41,139 and $36,433 in fiscal year 2014 and 2013, respectively. Included in fiscal year 2014 and 2013 restructuring charges were $11,141 and $6,664 in non-cash asset impairment charges, respectively.
The total resulting expenses recognized in fiscal year 2015, 2014, and 2013 included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities within the next twelve months.
The following restructuring activities by segment were recorded in 2015, 2014 and 2013:

For the Year Ended October 30, 2015	Liability Beginning Balance 10/31/2014	Expense	Payments and Other Activity	Liability Ending Balance 10/30/2015
Coatings
Severance and employee benefits	$8,711	$7,708	$(9,740)	$6,679
Asset impairments	—	1,306	(1,306)	—
Exit costs (consulting/site clean-up)	4,437	560	(4,997)	—
Total Coatings	13,148	9,574	(16,043)	6,679
Paints
Severance and employee benefits	803	8,160	(2,959)	6,004
Asset impairments	—	1,536	(1,536)	—
Exit costs (consulting/site clean-up)	1,901	2,217	(3,049)	1,069
Total Paints	2,704	11,913	(7,544)	7,073
Other and Administrative
Severance and employee benefits	152	82	(196)	38
Total Other and Administrative	152	82	(196)	38
Total	$16,004	$21,569	$(23,783)	$13,790

For the Year Ended October 31, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 10/31/2014
Coatings
Severance and employee benefits	$18,899	$10,668	$(20,856)	$8,711
Asset impairments	—	9,572	(9,572)	—
Exit costs (consulting/site clean-up)	119	8,662	(4,344)	4,437
Total Coatings	19,018	28,902	(34,772)	13,148
Paints
Severance and employee benefits	6,118	6,593	(11,908)	803
Asset impairments	—	1,569	(1,569)	—
Exit costs (consulting/site clean-up)	2,196	3,772	(4,067)	1,901
Total Paints	8,314	11,934	(17,544)	2,704
Other and Administrative
Severance and employee benefits	1,791	303	(1,942)	152
Total Other and Administrative	1,791	303	(1,942)	152
Total	$29,123	$41,139	$(54,258)	$16,004

For the Year Ended October 25, 2013	Liability Beginning Balance 10/26/2012	Expense	Payments and Other Activity	Liability Ending Balance 10/25/2013
Coatings
Severance and employee benefits	$2,234	$17,772	$(1,107)	$18,899
Asset impairments	—	1,565	(1,565)	—
Exit costs (consulting/site clean-up)	390	155	(426)	119
Total Coatings	2,624	19,492	(3,098)	19,018
Paints
Severance and employee benefits	2,104	9,470	(5,456)	6,118
Asset impairments	—	5,038	(5,038)	—
Exit costs (consulting/site clean-up)	3,984	445	(2,233)	2,196
Total Paints	6,088	14,953	(12,727)	8,314
Other and Administrative
Severance and employee benefits	297	1,779	(285)	1,791
Asset impairments	—	61	(61)	—
Exit costs (consulting/site clean-up)	—	148	(148)	—
Total Other and Administrative	297	1,988	(494)	1,791
Total	$9,009	$36,433	$(16,319)	$29,123
The ending liability balance at October 30, 2015, October 31, 2014, and October 25, 2013 is included in accrued liabilities and other liabilities on our Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.
Restructuring charges were recorded in the Statement of Operations for fiscal years 2015, 2014, and 2013 approximately as follows:

For the Year Ended	October 30, 2015	October 31, 2014	October 25, 2013
Cost of Sales	$14,007	$28,471	$21,916
Research and Development	552	2,247	5,524
Selling, General and Administrative	7,010	10,421	8,993
Total Restructuring Charges	$21,569	$41,139	$36,433

NOTE 19 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a tabulation of the unaudited quarterly results for the years ended October 30, 2015 and October 31, 2014:

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) per Common Share - Basic	Net Income (Loss) per Common Share - Diluted
2015 Quarter Ended
January 30	$1,014,669	$333,292	$103,974	$1.27	$1.24
May 1	1,079,289	393,203	90,314	1.12	1.09
July 31	1,149,126	411,283	102,862	1.29	1.25
October 30	1,149,538	413,611	102,356	1.29	1.26
	$4,392,622	$1,551,389	$399,506	$4.97	$4.85
2014 Quarter Ended
January 24	$979,117	$319,053	$53,553	$0.63	$0.61
April 25	1,155,826	380,758	85,959	1.02	0.99
July 25	1,229,304	416,692	97,833	1.18	1.14
October 31	1,261,377	422,543	108,056	1.31	1.28
	$4,625,624	$1,539,046	$345,401	$4.13	$4.01
The quarters will not sum to the fiscal year amount due to rounding and the effect of weighting.
NOTE 20 – RECENTLY ISSUED ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board (“FASB”) issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under existing standards, an acquirer in a business combination reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to the impact of this guidance, an acquirer is required to adjust provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, thus eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued guidance that simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017, and retrospective presentation is required. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment (CTA) under certain circumstances. The new guidance requires a transfer from CTA into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business. This update aims to resolve diversity in practice in accounting for the CTA transfer into net income. The change was effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 and was to be applied prospectively. We adopted the new requirements in the first quarter of 2015. Adoption of these updated requirements did not have an effect on our consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 30, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls
The Report of Management on Internal Control over Financial Reporting is set forth on page 27.
The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 28.
There were no changes in our internal control over financial reporting during the quarter ended October 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity Compensation Plans Approved by Security Holders	5,037,562	$39.15	5,311,877
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	5,037,562	$39.15	5,311,877

[1]
The number of securities remaining available for future issuance under equity compensation plans consists of shares issuable under the 2015 Omnibus Equity Plan, which was approved by the stockholders in February 2015.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information in the sections titled “Corporate Governance – Director Independence” and “Certain Relationships and Related Person Transactions” in the Proxy Statement is incorporated herein by reference.
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
Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 78.
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

Exhibit Number	Description
4.4
Third Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Trustee, dated June 19, 2009, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Trust Company, N.A. relating to the Registrant’s 7.250% Notes due 2019 (incorporated by reference to Form 8-K filed on June 23, 2009)

4.5
Fourth Supplemental Indenture, between the Registrant and U.S. Bank, National Association, as Series Trustee, and The Bank of New York Mellon Trust Company, N.A., as Original Trustee, dated January 13, 2012, to Indenture dated April 24, 2002, between the Registrant and The Bank of New York Mellon Trust Company, N.A. relating to the Registrant’s 4.200% Notes due 2022 (incorporated by reference to Form 8-K filed on January 17, 2012)

4.6
Fifth Supplemental Indenture, among the Registrant, The Bank of New York Mellon Trust Company, N.A.
(as successor to Bank One Trust Company, N.A.) and U.S. Bank National Association, as series trustee, dated as of January 21, 2015, to Indenture dated as of April 24, 2002, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) (incorporated by reference to Form 8-K filed on January 21, 2015)

4.7
Sixth Supplemental Indenture, among the Registrant, The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) and U.S. Bank National Association, as series trustee, dated as of July 27, 2015, to Indenture dated as of April 24, 2002, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One Trust Company, N.A.) (incorporated by reference to Form 8-K filed on July 28, 2015)

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

10.8	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.9	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)*

10.10	The Valspar Corporation 2009 Omnibus Equity Plan (as amended through February 15, 2012) (incorporated by reference to Form 10-Q for the quarter ended April 27, 2012)*

Exhibit Number	Description
10.11	Amendment to The Valspar Corporation 2009 Omnibus Equity Plan (incorporated by reference to Form 8-K filed on October 6, 2014)*

10.12	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)*

10.13	Term Sheet for Compensation Program for Non-Employee Directors (incorporated by reference to Form 8-K filed on October 23, 2009)*

10.14	Letter Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.15
Confidentiality and Noncompetition Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)

10.16	Restricted Stock Unit Agreement between Registrant and Gary E. Hendrickson dated effective as of June 1, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.17	Letter Agreement with James L. Muehlbauer dated as of February 11, 2013 (incorporated by reference to Form 8-K filed on March 4, 2013)*

10.18	Form of Change in Control Employment Agreement (for executive officers first elected in fiscal 2013) (incorporated by reference to Form 10-Q filed for the quarter ended April 26, 2013)*

10.19	Adoption Agreement for The Valspar Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Form 8-K filed on May 15, 2014)*

10.20	The Valspar Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Form 8-K filed on May 15, 2014)*

10.21	The Valspar Corporation 2015 Omnibus Equity Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Annual Meeting of Stockholders, filed on January 16, 2015)*

14.1†	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

31.1**	Section 302 Certification of the Chief Executive Officer

31.2**	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

Exhibit Number	Description
101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document
*Compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.
**Filed electronically herewith.
†Available at the Registrant’s website at http://www.valspar.com.
Portions of the 2016 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

		/s/ Rolf Engh	12/18/2015
Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary E. Hendrickson	12/18/2015	/s/ Jack J. Allen	12/18/2015
Gary E. Hendrickson, Chairman and Chief Executive Officer (principal executive officer)		Jack J. Allen, Director

		/s/ John M. Ballbach	12/18/2015
/s/ James L. Muehlbauer	12/18/2015	John M. Ballbach, Director
James L. Muehlbauer, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)
		/s/ John S. Bode	12/18/2015
John S. Bode, Director

/s/ Brenda A. McCormick	12/18/2015	/s/ William M. Cook	12/18/2015
Brenda A. McCormick, Vice President and Corporate Controller (principal accounting officer)		William M. Cook, Director

		/s/ Jeffrey H. Curler	12/18/2015
Jeffrey H. Curler, Director

		/s/ Shane D. Fleming	12/18/2015
Shane D. Fleming, Director

		/s/ Ian R. Friendly	12/18/2015
Ian R. Friendly, Director

		/s/ Janel S. Haugarth	12/18/2015
Janel S. Haugarth, Director

		/s/ Mae C. Jemison	12/18/2015
Mae C. Jemison, Director

		/s/ David R. Lumley	12/18/2015
David R. Lumley, Director

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Changes in the allowance for doubtful accounts were as follows:

(dollars in thousands)	2015	2014	2013
Beginning balance	$10,585	$16,939	$13,223
Amount acquired through acquisitions	401	—	7,273
Bad debt expense	2,091	(4,512)	669
Uncollectable accounts written off, net of recoveries	(3,527)	(1,842)	(4,226)
Ending balance	$9,550	$10,585	$16,939