Form 10-Q
period 2016-01-29
VALSPAR CORP
filed 2016-03-09
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2016
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

1101 South 3rd Street,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of March 1, 2016, The Valspar Corporation had 79,085,388 shares of common stock outstanding, excluding 39,357,236 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended January 29, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	January 29, 2016	October 30, 2015	January 30, 2015
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$151,676	$185,961	$191,766
Restricted cash	1,383	1,307	2,720
Accounts and notes receivable less allowance (1/29/16 – $9,823; 10/30/15 – $9,550; 1/30/15 – $10,671)	672,296	857,256	747,800
Inventories	515,226	451,909	511,171
Deferred income taxes	31,899	37,707	29,805
Prepaid expenses and other	129,242	97,090	109,636
TOTAL CURRENT ASSETS	1,501,722	1,631,230	1,592,898

GOODWILL	1,281,756	1,287,703	1,103,225
INTANGIBLES, NET	633,521	643,100	587,960
OTHER ASSETS	118,171	112,735	93,707
LONG-TERM DEFERRED INCOME TAXES	10,911	11,042	7,017
Property, plant and equipment, gross	1,593,379	1,582,338	1,580,038
Less accumulated depreciation	(964,219)	(949,573)	(957,984)
PROPERTY, PLANT AND EQUIPMENT, NET	629,160	632,765	622,054
TOTAL ASSETS	$4,175,241	$4,318,575	$4,006,861

Note: The Balance Sheet at October 30, 2015 has been derived from the audited condensed consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	January 29, 2016	October 30, 2015	January 30, 2015
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$338,185	$334,022	$193,702
Current portion of long-term debt	116	131	162,502
Trade accounts payable	504,639	553,737	578,954
Income taxes payable	20,675	36,010	36,731
Other accrued liabilities	361,707	442,839	364,463
TOTAL CURRENT LIABILITIES	1,225,322	1,366,739	1,336,352
LONG-TERM DEBT, NET OF CURRENT PORTION	1,708,431	1,706,933	1,350,081
LONG-TERM DEFERRED INCOME TAXES	234,969	240,919	218,914
OTHER LIABILITIES	151,793	148,975	138,749
TOTAL LIABILITIES	3,320,515	3,463,566	3,044,096
STOCKHOLDERS' EQUITY:
Common stock (par value - $0.50; authorized - 250,000,000 shares; shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	477,979	474,044	457,124
Retained earnings	2,235,998	2,209,628	1,986,399
Accumulated other comprehensive income (loss)	(218,238)	(195,498)	(72,236)
Less cost of common stock in treasury (1/29/16 – 39,430,801 shares; 10/30/15 – 39,458,773 shares; 1/30/15 – 36,900,588 shares)	(1,700,233)	(1,692,385)	(1,467,742)
TOTAL STOCKHOLDERS' EQUITY	854,726	855,009	962,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,175,241	$4,318,575	$4,006,861

Note: The Balance Sheet at October 30, 2015 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	January 29, 2016	January 30, 2015
Net sales	$885,756	$1,014,669
Cost of sales	566,694	676,528
Restructuring charges - cost of sales	435	4,849
Gross profit	318,627	333,292
Research and development	32,528	32,602
Selling, general and administrative	191,957	189,641
Restructuring charges	434	1,694
Operating expenses	224,919	223,937
Gain on sale of certain assets	—	48,001
Income from operations	93,708	157,356
Interest expense	22,415	16,315
Other (income)/expense - net	615	(965)
Income before income taxes	70,678	142,006
Income taxes	18,247	38,032
Net income	$52,431	$103,974

Net income per common share - basic	$0.67	$1.27
Net income per common share - diluted	$0.65	$1.24

Average number of common shares outstanding
- basic	78,760,765	81,724,627
- diluted	80,612,302	83,866,879

Dividends paid per common share	$0.33	$0.30

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 29, 2016	January 30, 2015
Net income (loss)	$52,431	$103,974
Other comprehensive income (loss)	(22,740)	(52,566)
Comprehensive income (loss)	$29,691	$51,408

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 29, 2016	January 30, 2015
OPERATING ACTIVITIES:
Net income (loss)	$52,431	$103,974
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Depreciation	20,228	21,744
Amortization	2,793	2,157
Stock-based compensation	4,435	3,266
(Gain)/loss on asset divestitures	(135)	(47,952)
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	176,042	56,656
(Increase)/decrease in inventories and other assets	(89,304)	(78,469)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(131,574)	(89,009)
Increase/(decrease) in income taxes, net	(23,865)	5,077
Increase/(decrease) in other deferred liabilities	12,638	3,893
Other	(3,200)	(4,659)
Net Cash Provided By/(Used in) Operating Activities	20,489	(23,322)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(24,117)	(17,839)
Acquisition of businesses, net of cash acquired	(5,698)	(1,599)
Proceeds from divestiture of businesses	—	54,552
Cash proceeds on disposal of assets	6,753	650
(Increase)/decrease in restricted cash	(76)	148
Net Cash (Used In)/Provided By Investing Activities	(23,138)	35,912
FINANCING ACTIVITIES:
Net proceeds from issuance of debt	—	500,000
Payments of debt	(45)	(113,938)
Net change in other borrowings	5,850	3,987
Net proceeds (repayments) of commercial paper	(450)	(234,894)
Proceeds from stock options exercised	6,454	3,189
Treasury stock purchases	(18,134)	(83,582)
Excess tax benefit from stock-based compensation	4,429	7,768
Dividends paid	(26,063)	(24,574)
Net Cash (Used In)/Provided By Financing Activities	(27,959)	57,956

Increase/(Decrease) in Cash and Cash Equivalents	(30,608)	70,546
Effect of exchange rate changes on Cash and Cash Equivalents	(3,677)	(6,983)
Cash and Cash Equivalents at Beginning of Period	185,961	128,203
Cash and Cash Equivalents at End of Period	$151,676	$191,766

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended January 29, 2016 are not necessarily indicative of the results that may be expected for the year ending October 28, 2016.
The Condensed Consolidated Balance Sheet at October 30, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 30, 2015.

NOTE 2 – ACQUISITIONS AND DIVESTITURES
On June 1, 2015, we purchased the performance coating businesses of Quest Specialty Chemicals (Quest), which include automotive refinish, aerosol and related specialty paint products, for total consideration of approximately $350,000. The acquisition strengthens our value proposition in automotive refinish and broadens distribution and range of high-performance products. The acquisition was recorded at fair value primarily in our Paints segment and an allocation of the purchase price has been completed, with the exception of certain tax items and working capital adjustments. These adjustments are not expected to have a material impact on our condensed consolidated financial statements. We expect to finalize the purchase price allocation within one year of the date of acquisition. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.
On December 17, 2014, we completed the divestiture of a non-strategic specialty product offering in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. We recorded the sale in the first quarter of fiscal year 2015 and recorded a pre-tax gain of $48,001 to income from operations.
Pro forma results of operations for the acquisition and divestiture noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	January 29, 2016	October 30, 2015	January 30, 2015
Manufactured products	$338,490	$268,832	$329,921
Raw materials, supplies and work-in-progress	176,736	183,077	181,250
Total Inventories	$515,226	$451,909	$511,171
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
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of January 29, 2016 is $1,281,756, a decrease of $5,947 from the end of fiscal year 2015. The decrease is primarily due to foreign currency translation.
Intangibles, net, as of January 29, 2016 are $633,521, a decrease of $9,579 from the end of fiscal year 2015. The decrease is due to foreign currency translation and amortization.
Total intangible asset amortization expense for the three months ended January 29, 2016 was $2,793, compared to $2,157 for the same period last year. The increase in amortization expense is primarily due to the acquisition of Quest. Estimated annual amortization expense for fiscal 2016 and for each of the five succeeding fiscal years based on the intangible assets as of January 29, 2016 is expected to be approximately $12,000.

NOTE 5 – GUARANTEES AND CONTRACTUAL OBLIGATIONS
Furniture Protection Plans and Warranties: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified. The range of contractual lives for our extended furniture protection plans is 3 years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of January 29, 2016 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years.
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
Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Beginning balance	$82,871	$80,627
Additional net deferred revenue/accrual made during the period	11,003	4,101
Payments made during the period	(2,367)	(2,162)
Ending Balance	$91,507	$82,566
Contractual Purchase Commitments: We are obligated to make payments under contractual purchase commitments, including unconditional purchase obligations. The majority of our unconditional purchase obligations relate to the supply of raw materials with five-year initial terms. The contracts require the purchase of minimum quantities of raw materials, at current market prices. We have estimated our payment obligations under existing contracts using current market prices and currently expect our purchases to exceed our minimum payment obligations. Payments for contracts with remaining terms in excess of one year are summarized below:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

January 29, 2016
Remainder of 2016	$711
2017	1,512
2018	—
2019	—
2020	—
Thereafter	—
Total	$2,223
Total payments relating to unconditional purchase obligations were approximately $4,523 in the three months ended January 29, 2016, compared to $10,968 in the three months ended January 30, 2015, respectively.

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at January 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$39,103	$39,103	$—	$—
Restricted cash[1]	1,383	1,383	—	—
Foreign currency contracts[2]	403	—	403	—
Deferred compensation plan assets[3]	10,796	10,796	—	—
Total Assets	$51,685	$51,282	$403	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,139	$26,139	$—	$—
Restricted cash[1]	1,307	1,307	—	—
Foreign currency contracts[2]	207	—	207	—
Deferred compensation plan assets[3]	6,579	6,579	—	—
Total Assets	$34,232	$34,025	$207	$—

	Fair Value at January 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$66,091	$66,091	$—	$—
Restricted cash[1]	2,720	2,720	—	—
Foreign currency contracts[2]	1,026	—	1,026	—
Deferred compensation plan assets[3]	5,957	5,957	—	—
Total Assets	$75,794	$74,768	$1,026	$—
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
3 The Deferred Compensation Plan Assets consist of the investment funds maintained for the future payments under the Corporation's deferred compensation plan, which is structured as a rabbi trust. Investments held in the rabbi trust are publicly traded mutual funds. Rabbi trust assets are considered irrevocable, and may only be used to pay participant benefits under the plan. The only exception is the event of bankruptcy, in which case the assets in the rabbi trust would be subject to the claims of creditors of the Corporation. In the Condensed Consolidated Balance Sheets, rabbi trust assets are included in other assets.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at January 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,749,610	$1,749,610	$—	$—
Non-publicly traded debt	346,732	—	346,732	—
Total Debt	$2,096,342	$1,749,610	$346,732	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,741,003	$1,741,003	$—	$—
Non-publicly traded debt	341,086	—	341,086	—
Total Debt	$2,082,089	$1,741,003	$341,086	$—

	Fair Value at January 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,598,229	$1,598,229	$—	$—
Non-publicly traded debt	186,068	—	186,068	—
Other[2]	20,003	—	20,003	—
Total Debt	$1,804,300	$1,598,229	$206,071	$—
1 Debt is recorded at carrying value of $2,046,732, $2,041,086 and $1,706,285 on the Condensed Consolidated Balance Sheets as of January 29, 2016, October 30, 2015 and January 30, 2015, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 7 for additional information on debt.
2 Other consists of bankers' acceptance drafts and commercial acceptance drafts from our customers that have been sold with recourse to financial institutions but have not yet matured and are included in long-term debt.
Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of a business acquisition, as well as property, plant and equipment that is impaired when the planned use of the asset changes. See Note 2 for additional information on acquisitions and Note 14 for additional information on restructuring.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DEBT
Debt consists of the following:

	January 29, 2016	October 30, 2015	January 30, 2015
Short-term debt	$338,185	$334,022	$193,702
Current portion of long-term debt	116	131	162,502
Long-term debt	1,708,431	1,706,933	1,350,081
Total Debt	$2,046,732	$2,041,086	$1,706,285
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
We maintain a $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000.
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 29, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 8 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $4,435 for the three months ended January 29, 2016, compared to $3,266 for the three months ended January 30, 2015.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In January 2016 and 2015, we granted stock-settled restricted stock units to certain officers and key employees. Stock-settled restricted stock units granted through our 2015 Omnibus Equity Plan ("2015 Omnibus Plan") will reduce the pool of reserved shares at a multiple of 3.51 times the actual number of units awarded upon vesting, three years after the date of grant. The fair value of a stock-settled restricted stock unit is equal to the market value of a share of our stock on the date of grant. Certain units have time-based vesting features while other units have both time-based and performance-based vesting features. Time-based stock-settled restricted stock units cliff vest at the end of the three-year period following the date of grant, unless forfeited, and will be paid out in the form of stock at the end of the three-year vesting period. Performance-based stock-settled restricted stock units vest based on achieving annual performance targets for earnings per share growth over the three fiscal year-end periods following the date of grant. Unless forfeited, the performance-based stock-settled restricted stock units will be paid out in the form of stock at the end of the three-year performance period if the performance targets are achieved. If the performance targets are achieved, the amount paid for the awards may range from 50% to 250% of the target award. Compensation expense associated with grants of stock-settled restricted stock units has been included in the statement of operations since the date of grant.

NOTE 9 – PENSIONS AND OTHER POSTRETIREMENT BENEFITS
We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.
The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Service cost	$683	$1,253
Interest cost	3,309	3,588
Expected return on plan assets	(4,878)	(4,952)
Amortization of prior service cost	112	113
Recognized actuarial loss	1,642	1,672
Net Periodic Benefit Cost	868	1,674
Curtailment gain	—	(3,083)
Net Total Periodic Benefit (Gain)/Cost	$868	$(1,409)
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Service cost	$72	$51
Interest cost	90	92
Expected return on plan assets	N/A	N/A
Amortization of prior service (credit)	(32)	(32)
Recognized actuarial loss	96	108
Net Periodic Benefit Cost	$226	$219

NOTE 10 – INCOME TAXES

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Our effective income tax rates for the three months ended January 29, 2016 and January 30, 2015 are as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Effective Tax Rate	25.8%	26.8%
The lower first quarter 2016 effective tax rate was primarily driven by favorable foreign tax rate changes, recognition of U.S. foreign tax credits in fiscal year 2016, and the permanent extension of the U.S. Research and Development Tax Credit, partially offset by unfavorable changes in the geographic mix of earnings.
At October 30, 2015, we had a $15,600 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $13,668 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 30, 2015, we had accrued approximately $4,243 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first quarter of fiscal years 2016 or 2015.
NOTE 11 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents the net income (loss) per common share calculations for the three months ended January 29, 2016 and January 30, 2015:

	Three Months Ended
	January 29, 2016	January 30, 2015
Basic
Net income (loss)	$52,431	$103,974
Weighted-average common shares outstanding - basic	78,760,765	81,724,627
Net Income (Loss) per Common Share - Basic	$0.67	$1.27
Diluted
Net income (loss)	$52,431	$103,974
Weighted-average common shares outstanding - basic	78,760,765	81,724,627
Diluted effect of stock options and unvested restricted stock	1,851,537	2,142,252
Weighted-average common shares outstanding - diluted	80,612,302	83,866,879
Net Income (Loss) per Common Share - Diluted	$0.65	$1.24
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 703,022 and 318,359 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended January 29, 2016 and January 30, 2015, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three months ended January 29, 2016 and January 30, 2015:

Three Months Ended January 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
Other comprehensive income before reclassifications	(24,927)	—	595	(24,332)
Amounts reclassified from accumulated other comprehensive income to earnings	—	1,808	(216)	1,592
Balance, January 29, 2016	$(132,416)	$(78,733)	$(7,089)	$(218,238)

Three Months Ended January 30, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive income before reclassifications	(57,692)	—	989	(56,703)
Amounts reclassified from accumulated other comprehensive income to earnings	—	4,359	(222)	4,137
Balance, January 30, 2015	$13,128	$(78,043)	$(7,321)	$(72,236)
1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income for financial instruments were net of taxes of $116 for the three months ended January 29, 2016 and $122 for the three months ended January 30, 2015.
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
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Cost of sales	$702	$1,609
Research and Development	230	715
Selling, General and Administrative	876	2,035
Total Before Income Taxes	$1,808	$4,359

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 13 – SEGMENT INFORMATION
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
In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three months ended January 29, 2016 and January 30, 2015 are as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Net Sales
Coatings	$543,563	$603,057
Paints	291,097	362,523
Other and Administrative	90,525	92,804
Less Intersegment Sales	(39,429)	(43,715)
Total Net Sales	$885,756	$1,014,669

EBIT
Coatings	$96,547	$135,609
Paints	3,819	25,329
Other and Administrative	(7,273)	(2,617)
Total EBIT	93,093	158,321
Interest Expense	22,415	16,315
Income Before Income Taxes	$70,678	$142,006
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 14 – RESTRUCTURING
Restructuring charges in the first quarter of fiscal year 2016 primarily related to initiatives in the Paints segment to improve our North American cost structure through activities to rationalize our manufacturing operations and staffing reductions, which resulted from moving certain manufacturing to a third party. These restructuring activities, which began in fiscal year 2015 resulted in pre-tax charges of $869 in the three months ended January 29, 2016. Included in restructuring charges are non-cash asset-related charges of $571 for the three months ended January 29, 2016.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations, which resulted from moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $6,543 in the three months ended January 30, 2015. Included in restructuring charges are non-cash asset-related charges of $1,338 for the three months ended January 30, 2015. Restructuring charges were $21,569 for the full fiscal year 2015, including non-cash asset-related charges of $2,842. Asset-related charges include accelerated depreciation for assets with useful lives that have been shortened as well as asset impairment charges, accounted for in accordance ASC 360.
We expect approximately $6,000 of additional expenses in fiscal year 2016 for these restructuring plans that began in fiscal year 2015, primarily related to accelerated depreciation and lease exit costs. We currently estimate that upon completion of these restructuring plans in fiscal year 2016, these actions will reduce annual operating costs by approximately $5,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2017.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following restructuring charges by segment were recorded in the 2016 and 2015 periods:

Three Months Ended January 29, 2016	Liability Beginning Balance 10/30/2015	Expense	Payments and Other Activity	Liability Ending Balance 1/29/2016
Coatings
Severance and employee benefits	$6,679	$107	$(3,098)	$3,688
Asset-related charges	—	—	—	—
Exit costs (consulting/site clean-up)	—	84	(84)	—
Total Coatings	6,679	191	(3,182)	3,688
Paints
Severance and employee benefits	6,004	54	(329)	5,729
Asset-related charges	—	571	(571)	—
Exit costs (consulting/site clean-up)	1,069	53	(154)	968
Total Paints	7,073	678	(1,054)	6,697
Other and Administrative
Severance and employee benefits	38	—	(1)	37
Total Other and Administrative	38	—	(1)	37
Total	$13,790	$869	$(4,237)	$10,422

Three Months Ended January 30, 2015	Liability Beginning Balance 10/31/2014	Expense	Payments and Other Activity	Liability Ending Balance 1/30/2015
Coatings
Severance and employee benefits	$8,711	$3,355	$(2,405)	$9,661
Asset-related charges	—	—	—	—
Exit costs (consulting/site clean-up)	4,437	(2)	(4,327)	108
Total Coatings	13,148	3,353	(6,732)	9,769
Paints
Severance and employee benefits	803	1,472	13	2,288
Asset-related charges	—	1,338	(1,338)	—
Exit costs (consulting/site clean-up)	1,901	380	(1,181)	1,100
Total Paints	2,704	3,190	(2,506)	3,388
Other and Administrative
Severance and employee benefits	152	—	(48)	104
Total Other and Administrative	152	—	(48)	104
Total	$16,004	$6,543	$(9,286)	$13,261
The ending liability balance at January 29, 2016 and January 30, 2015 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restructuring charges were recorded in the Statement of Operations for the three months ended January 29, 2016 and January 30, 2015 approximately as follows:

	Three Months Ended
	January 29, 2016	January 30, 2015
Cost of sales	$435	$4,849
Research and Development	—	552
Selling, General and Administrative	434	1,142
Total Restructuring Charges	$869	$6,543

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS
In February of 2016, the Financial Accounting Standards Board (FASB) issued guidance on leases. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, which means the first quarter of our fiscal year 2020. We are reviewing the revised guidance and assessing the impact on our condensed consolidated financial statements.
In November 2015, the FASB issued guidance that simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and deferred tax liabilities be presented as non-current in the condensed consolidated balance sheets. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018, with early adoption permitted. Adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under existing standards, an acquirer in a business combination reports provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period. Prior to the impact of this guidance, an acquirer is required to adjust provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period which cannot exceed one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, thus eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We adopted this guidance in the first quarter of our fiscal year 2016. Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
In July 2015, the FASB issued guidance that simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017, and retrospective presentation is required. Adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In May 2014, the FASB issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. In July 2015, the FASB issued a one-year deferral, which means the guidance is now effective in the first quarter of our fiscal year 2019, but would allow early adoption as of the original date. Either full retrospective or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our condensed consolidated financial statements.
We have determined that all other recently issued accounting standards will not have a material impact on our condensed consolidated financial statements or do not apply to our operations.

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
Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 30, 2015, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.
OVERVIEW
The Valspar Corporation is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products and we operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial and packaging product lines. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 13 in Notes to Condensed Consolidated Financial Statements for further information on our reportable segments.
We operate in over 25 countries, and approximately 50% of our total net sales in the first three months of 2016 was generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
RESULTS OF OPERATIONS
Overview
Net sales declined 12.7% for the first quarter of 2016, driven by the impact of foreign currency exchange, lower sales in our Consumer Paints product line due to a change in product line offering at a key North America customer (Lowe's), customer actions to lower inventory in North America and lower sales in Asia. Additionally, volumes in our Coatings segment decreased driven by lower volumes in our general industrial and wood product lines. These declines were partially offset by the acquisition of the performance coatings business of Quest Specialty Chemicals (Quest), which took place in the third quarter of 2015. Gross profit as a percent of net sales increased to 36.0% from 32.8% driven by favorable price/cost comparison and improved productivity. Operating expenses as a percent of net sales increased as expenses were up against lower net sales. Net income as a percent of net sales decreased to 5.9% from 10.2% primarily due to a gain in the prior year on the sale of certain assets of $37,216.
Foreign currency translation had a $58,000 negative impact on our net sales during the quarter. The earnings impact was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies in the first quarter versus the prior year. If the current unfavorable exchange rates persist, the translation impact on condensed consolidated net sales could be material in the balance of the year.
Restructuring
Restructuring charges in the first quarter of 2016 primarily related to initiatives in the Paints segment to improve our North America cost structure through activities to rationalize our manufacturing operations and staffing reductions, which resulted from moving certain manufacturing to a third party. These restructuring activities, which began in fiscal 2015 resulted in pre-tax charges of $869 or $0.01 per share in the first quarter of 2016, and we expect the total pre-tax cost related to 2016 activities to be approximately $13,000 to $19,000 or $0.10 to $0.15 per share in fiscal 2016. Included in restructuring charges are non-cash asset related charges of $571 for the first quarter of 2016. Asset-related charges include accelerated depreciation for assets with useful lives that have been shortened as well as asset impairment charges, accounted for in accordance ASC 360.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations, which resulted from moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $6,543 or $0.05 per share in the first quarter of 2015. Included in restructuring charges are non-cash asset related charges of $1,338 for the first quarter of 2015. See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the per-share impact of restructuring charges.
We expect approximately $6,000 of additional expenses in fiscal year 2016 for these restructuring plans that began in fiscal year 2015, primarily related to accelerated depreciation and lease exit costs. We currently estimate that upon completion of these restructuring plans in fiscal year 2016, these actions will reduce annual operating costs by approximately $5,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Financial Results
The following tables present selected financial data for the first quarters ended January 29, 2016 and January 30, 2015.

Net Sales	Three Months Ended
	January 29, 2016	January 30, 2015	% Change
Coatings	$543,563	$603,057	(9.9)%
Paints	291,097	362,523	(19.7)%
Other and Administrative	51,096	49,089	4.1%
Consolidated Net Sales	$885,756	$1,014,669	(12.7)%

•
Consolidated Net Sales – Consolidated net sales for the first quarter of 2016 decreased 12.7%, including a negative impact of 5.7% from foreign currency exchange. Excluding foreign currency exchange, the decrease was driven by lower sales in our Consumer Paints product line due to a change in product line offering at a key North America customer (Lowe's), customer actions to lower inventory in North America and lower sales in Asia. Additionally, volumes in our Coatings segment decreased driven by lower volumes in our general industrial and wood product lines. These declines were partially offset by the acquisition of the performance coatings business of Quest, which took place in the third quarter of 2015.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the first quarter of 2016 decreased 9.9%, including a negative impact of 6.5% from foreign currency exchange. Excluding foreign currency exchange, the decrease was driven by lower volumes in our general industrial and wood product lines, partially offset by new business wins in our coil product line.

•
Paints Segment Net Sales – Our Paints segment net sales for the first quarter of 2016 decreased 19.7%, including a negative impact of 4.8% from foreign currency exchange. Excluding foreign currency exchange, the decrease in net sales was driven by a change in our product line offering at Lowe's, customer actions to lower inventory in North America and lower sales in Asia, partially offset by the acquisition of Quest.

Paints segment sales in North America in the first quarter of 2016 have declined approximately $34,000 due to an adjustment in our product line offering at Lowe's. We expect the impact of this change on net sales in North America to be approximately $40,000 lower than the prior year through the first half of fiscal year 2016.

•
Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the first quarter of 2016 increased 4.1%, including a negative impact of 2.3% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to net new business in resins.

Due to the seasonal nature of portions of our business, sales for the first quarter are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended
	January 29, 2016	January 30, 2015
Consolidated Gross Profit	$318,627	$333,292
As a percent of Net Sales	36.0%	32.8%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Gross Profit – The increase in gross profit rate compared to the first quarter of the prior year was driven by favorable price/cost comparison, improved productivity and lower restructuring charges, partially offset by the impact of lower sales on manufacturing costs. Productivity includes procurement efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs, offset by changes in product pricing and promotions. Restructuring charges of $435 were included in the first quarter of 2016. Restructuring charges of $4,849 or 0.5% of net sales were included in the first quarter of 2015.

Operating Expenses[1]	Three Months Ended
	January 29, 2016	January 30, 2015
Consolidated Operating Expenses	$224,919	$223,937
As a percent of Net Sales	25.4%	22.1%

1 Includes research and development, selling, general and administrative and certain restructuring costs. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses for the first quarter of 2016 increased $982 or 0.4%, including a favorable impact of 5.8% from foreign currency. Excluding foreign currency exchange, the increase was driven by Quest operating expenses, increased employment expense, investments in our growth initiatives and a pension curtailment gain in the prior year. Restructuring charges of $434 were included in the first quarter of 2016 compared to restructuring charges of $1,694 or 0.2% of net sales in the first quarter 2015.

EBIT[1]	Three Months Ended
	January 29, 2016	January 30, 2015
Coatings	$96,547	$135,609
As a percent of Net Sales	17.8%	22.5%
Paints	$3,819	$25,329
As a percent of Net Sales	1.3%	7.0%
Other and Administrative	$(7,273)	$(2,617)
As a percent of Net Sales	(14.2)%	(5.3)%
Consolidated EBIT	$93,093	$158,321
As a percent of Net Sales	10.5%	15.6%

1 We evaluate the performance of operating segments and allocate resources based on earnings before interest expense and taxes (EBIT).

•
Consolidated EBIT – EBIT for the first quarter of 2016 decreased $65,228 or 41.2% from the prior year. Prior year EBIT included a pre-tax gain of $48,001 from the sale of certain assets of a non-strategic specialty product offering, recorded in the Coatings segment. Restructuring charges of $869 or 0.1% of net sales and $6,543 or 0.6% of net sales were included in the first quarter of 2016 and 2015, respectively. Foreign currency exchange had a negative impact of approximately $5,400 on consolidated EBIT.

•
Coatings Segment EBIT – EBIT as a percent of net sales decreased 4.7 percentage points for the first quarter. The decrease was primarily due to the gain on sale of certain assets, partially offset by improved productivity and favorable cost/price comparison. Restructuring charges of $191 and $3,353 were included in the first quarter of 2016 and 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Paints Segment EBIT – EBIT as a percent of net sales for the first quarter decreased 5.7 percentage points. The decrease was driven by the effect of lower volumes in our consumer product line in North America, partially offset by improved productivity and favorable cost/price comparison. Restructuring charges of $678 and $3,190 were included in the first quarter of 2016 and 2015, respectfully.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the first quarter 2016 was 8.9 percentage points unfavorable compared to the prior period, primarily due to employee compensation costs and other administrative expenses. There were no restructuring charges in the first quarter of 2016 or 2015.

Due to the seasonal nature of portions of our business, EBIT for the first quarter is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 29, 2016	January 30, 2015
Consolidated Interest Expense	$22,415	$16,315

•	Interest Expense – Interest expense increased compared to the first quarter of 2015 due to higher average debt levels primarily from the Quest acquisition and higher average interest rates.

Effective Tax Rate	Three Months Ended
	January 29, 2016	January 30, 2015
Effective Tax Rate	25.8%	26.8%

•
Effective Tax Rate – The lower first quarter 2016 effective tax rate was primarily driven by favorable foreign tax rate changes, recognition of U.S. foreign tax credits in fiscal year 2016, and the permanent extension of the U.S. Research and Development Tax Credit, partially offset by unfavorable changes in the geographic mix of earnings.

Net Income	Three Months Ended
	January 29, 2016	January 30, 2015	% Change
Consolidated Net Income	$52,431	$103,974	(49.6)%

FINANCIAL CONDITION
Cash Flow
Cash flow from operations improved by $43,811 in the first quarter of 2016 to a cash source of $20,489 from a cash use of $23,322 in first quarter of 2015.   This was primarily driven by higher collections of accounts receivables due to timing of fourth quarter fiscal 2015 sales offset by reduction in accounts payable primarily due to lower raw material costs and timing of tax payments.
Investing activities decreased by $59,050 in the quarter of 2016 as a use of cash of $23,138 from a source of cash of $35,912 in the first quarter of 2015.  This was primarily driven by proceeds received on divestiture of a non-strategic specialty product offering in our Coatings segment in the first quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the first quarter of 2016, we used cash flow from operations, our borrowing capacity (see Debt and Capital Resources) and cash on hand to fund $18,134 in share repurchases, $24,117 in capital expenditures and our seasonal working capital needs. We used cash on hand and proceeds from stock options exercised to fund $26,063 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $338,301 at January 29, 2016 compared to $334,153 and $356,204 at October 30, 2015 and January 30, 2015, respectively. Total debt was $2,046,732 at January 29, 2016 compared to $2,041,086 and $1,706,285 at October 30, 2015 and January 30, 2015, respectively. The increase in total debt from January 30, 2015 was primarily due to borrowings to fund the Quest acquisition. The ratio of total debt to capital was 70.5% at January 29, 2016, compared to 70.5% at October 30, 2015 and 63.9% at January 30, 2015.
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
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 29, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
As of January 29, 2016, we had $151,676 in cash and cash equivalents and $422,581 in unused committed bank credit facilities, providing total committed liquidity of $574,257 compared to $608,092 of committed liquidity as of October 30, 2015. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions outside the U.S. Our investment policy on excess cash is to preserve principal. As of January 29, 2016, $132,002 of our $151,676 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S., we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of January 29, 2016.
Share Repurchases
Weighted-average common shares outstanding – diluted for the first quarter of 2016 were 80,612,302, down 3,254,577 from the same period in the prior year. During the quarter, we repurchased 221,060 shares for $18,134. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of Common Stock. As of January 29, 2016, $1,175,630 remained available for purchases under the new authorization.
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
The following table reconciles gross profit, operating expense, net income, net income per common share – diluted (GAAP financial measures) and EBIT, to adjusted gross profit, adjusted operating expense, adjusted net income, adjusted net income per common share – diluted (non-GAAP financial measures) and adjusted EBIT, for the periods presented:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	January 29, 2016	January 30, 2015
Coatings Segment
Earnings before interest and taxes (EBIT)	$96,547	$135,609
Restructuring charges – cost of sales	70	2,390
Restructuring charges – operating expense	121	963
Acquisition-related charges – operating expense	14	—
Gain on sale of certain assets	—	(48,001)
Adjusted EBIT	$96,752	$90,961

Paints Segment
EBIT	$3,819	$25,329
Restructuring charges – cost of sales	365	2,459
Restructuring charges – operating expense	313	731
Adjusted EBIT	$4,497	$28,519

Other and Administrative
EBIT	$(7,273)	$(2,617)
Restructuring charges – cost of sales	—	—
Restructuring charges – operating expense	—	—
Adjusted EBIT	$(7,273)	$(2,617)

Consolidated
Gross profit	$318,627	$333,292
Restructuring charges – cost of sales	435	4,849
Adjusted gross profit	$319,062	$338,141

Operating expense	$224,919	$223,937
Restructuring charges – operating expense	(434)	(1,694)
Acquisition-related charges – operating expense	(14)	—
Adjusted operating expense	$224,471	$222,243

EBIT	$93,093	$158,321
Restructuring charges – total	869	6,543
Acquisition-related charges – total	14	—
Gain on sale of certain assets	—	(48,001)
Adjusted EBIT	$93,976	$116,863

Net income	$52,431	$103,974
After tax restructuring charges – total[1]	546	4,118
After tax acquisition-related charges – total[1]	14	—
After tax gain on sale of certain assets[1]	—	(37,216)
Adjusted net income	$52,991	$70,876

Net income per common share – diluted	$0.65	$1.24
After tax restructuring charges – total	0.01	0.05
After tax acquisition-related charges – total	—	—
Gain on sale of certain assets	—	(0.44)
Adjusted net income per common share – diluted[2]	$0.66	$0.85

1 The tax effect of restructuring charges, acquisition-related charges, and gain on sale of assets is calculated using the effective tax rate of the jurisdiction in which the charges were incurred.
2 Per share data has been individually rounded and therefore may not sum.
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
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 30, 2015. There were no material changes to our critical accounting estimates in the first quarter of fiscal year 2016.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
FORWARD-LOOKING STATEMENTS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, (PSLRA). The PSLRA provides a safe harbor for forward-looking statements.
Forward-looking statements are based on management’s current expectations, estimates, assumptions and beliefs about future events, conditions and financial performance. Forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement. We may identify forward-looking statements with words and phrases such as “expect,” “project,” "forecast," "outlook," “estimate,” “anticipate,” “believe,” “could,” “may,” “will,” “plan to,” “intend,” “should” and similar words or expressions.
These risks, uncertainties and other factors include, but are not limited to, deterioration in general economic conditions, both domestic and international, that may adversely affect our business; fluctuations in availability and prices of raw materials, including raw material shortages and other supply chain disruptions, and the inability to pass along or delays in passing along raw material cost increases to our customers; dependence of internal sales and earnings growth on business cycles affecting our customers and growth in the domestic and international coatings industry; market share loss to, and pricing or margin pressure from, larger competitors with greater financial resources; significant indebtedness that restricts the use of cash flow from operations for acquisitions and other investments; our access to capital is subject to global economic and capital market conditions; dependence on acquisitions for growth, and risks related to future acquisitions, including adverse changes in the results of acquired businesses, the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operating in foreign markets, including achievement of profitable growth in developing markets; impact of fluctuations in foreign currency exchange rates on our financial results; loss of business with key customers; our ability to innovate in order to meet customers' product demands, which may change based on customers' preferences and competitive factors; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; possible interruption, failure or compromise of the information systems we use to operate our business; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; unusual weather conditions adversely affecting sales; civil unrest and the outbreak of war and other significant national and international events; and other factors set forth in the risk factors section of our Annual Report on Form 10-K filed with the SEC.

We caution investors not to place undue reliance on any such forward-looking statements, which speak only as of the date on which such statements were made. We undertake no obligation to subsequently revise any forward-looking statement to reflect new information, events or circumstances after the date of such statement, except as required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to currency translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At January 29, 2016, the regions where we have the largest exposure to our net sales, net income and financial position from foreign currency transactions were Europe (EUR), China (CNY), Mexico (MXN), Australia (AUD), the UK (GBP), Brazil (BRL), and Malaysia (MYR).
We are also subject to interest rate risk. At January 29, 2016, approximately 16.5% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 29, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended January 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 30, 2015.
ITEM 1A. RISK FACTORS
There were no material changes to the risk factors disclosed in our Form 10-K for the year ended October 30, 2015.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) We made the following repurchases of equity securities during the quarter ended January 29, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet be Spent Under the Plans or Programs[1]
10/31/2015 - 11/27/2015
Repurchase Program	171,060	$81.35	171,060	$1,189,546,182
11/28/2015 - 1/1/2016
Repurchase Program	50,000	$84.36	50,000	$1,175,630,155
1/2/2016 - 1/29/2016
Repurchase Program	—	$—	—	$1,175,630,155
Other Transactions	—	$—	—	—
1 On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, which authorized us to purchase up to $1.5 billion of outstanding shares of Common Stock. As of January 29, 2016, there were 3,920,105 shares purchased under this program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1 *	The Valspar Corporation Amended and Restated Key Employee Annual Bonus and Long-Term Incentive Plan, as amended on December 8, 2015.

31.1 *	Section 302 Certification of the Chief Executive Officer

31.2 *	Section 302 Certification of the Chief Financial Officer

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document
* Filed electronically herewith

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: March 9, 2016	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: March 9, 2016	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer