Form 10-Q
period 2016-04-29
VALSPAR CORP
filed 2016-06-08
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of June 1, 2016, The Valspar Corporation had 79,271,193 shares of common stock outstanding, excluding 39,171,431 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended April 29, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	April 29, 2016	October 30, 2015	May 1, 2015
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$100,278	$185,961	$146,279
Restricted cash	734	1,307	1,532
Accounts and notes receivable less allowance (4/29/16 – $10,039; 10/30/15 – $9,550; 5/1/15 – $10,851)	827,903	857,256	823,014
Inventories	536,483	451,909	494,355
Deferred income taxes	33,385	37,707	28,621
Prepaid expenses and other	121,543	97,090	105,333
TOTAL CURRENT ASSETS	1,620,326	1,631,230	1,599,134

GOODWILL	1,296,669	1,287,703	1,081,255
INTANGIBLES, NET	639,408	643,100	575,939
OTHER ASSETS	130,232	112,735	108,881
LONG-TERM DEFERRED INCOME TAXES	10,229	11,042	6,570
Property, plant and equipment, gross	1,642,467	1,582,338	1,536,419
Less accumulated depreciation	(992,860)	(949,573)	(929,338)
PROPERTY, PLANT AND EQUIPMENT, NET	649,607	632,765	607,081
TOTAL ASSETS	$4,346,471	$4,318,575	$3,978,860

Note: The Balance Sheet at October 30, 2015 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	April 29, 2016	October 30, 2015	May 1, 2015
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$333,100	$334,022	$273,840
Current portion of long-term debt	101	131	162,502
Trade accounts payable	533,741	553,737	550,361
Income taxes payable	21,503	36,010	47,829
Other accrued liabilities	393,282	442,839	367,475
TOTAL CURRENT LIABILITIES	1,281,727	1,366,739	1,402,007
LONG-TERM DEBT, NET OF CURRENT PORTION	1,707,042	1,706,933	1,350,005
LONG-TERM DEFERRED INCOME TAXES	238,173	240,919	215,789
OTHER LONG-TERM LIABILITIES	151,316	148,975	139,693
TOTAL LIABILITIES	3,378,258	3,463,566	3,107,494
STOCKHOLDERS' EQUITY:
Common stock (par value - $0.50; authorized - 250,000,000 shares; shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	483,383	474,044	459,130
Retained earnings	2,289,952	2,209,628	2,052,340
Accumulated other comprehensive income (loss)	(174,671)	(195,498)	(143,191)
Less cost of common stock in treasury (4/29/16 – 39,184,461 shares; 10/30/15 – 39,458,773 shares; 5/1/15 – 37,873,936 shares)	(1,689,671)	(1,692,385)	(1,556,133)
TOTAL STOCKHOLDERS' EQUITY	968,213	855,009	871,366

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,346,471	$4,318,575	$3,978,860

Note: The Balance Sheet at October 30, 2015 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Net sales	$1,056,797	$1,079,289	$1,942,553	$2,093,958
Cost of sales	650,430	684,856	1,217,124	1,361,384
Restructuring charges - cost of sales	4,926	1,230	5,361	6,079
Gross profit	401,441	393,203	720,068	726,495
Research and development	35,591	32,037	68,119	64,639
Selling, general and administrative	210,602	204,237	402,545	393,878
Restructuring charges	4,972	1,020	5,406	2,714
Proposed merger-related charges	18,240	—	18,240	—
Acquisition-related charges	1,111	—	1,125	—
Operating expenses	270,516	237,294	495,435	461,231
Gain on sale of certain assets	—	—	—	48,001
Income from operations	130,925	155,909	224,633	313,265
Interest expense	22,789	20,241	45,204	36,556
Other (income)/expense - net	751	1,694	1,366	729
Income before income taxes	107,385	133,974	178,063	275,980
Income taxes	27,358	43,660	45,605	81,692
Net income	$80,027	$90,314	$132,458	$194,288

Net income per common share - basic	$1.01	$1.12	$1.68	$2.39
Net income per common share - diluted	$0.99	$1.09	$1.64	$2.33

Average number of common shares outstanding
- basic	78,955,687	80,826,518	78,858,226	81,275,572
- diluted	80,878,849	82,871,129	80,739,760	83,366,627

Dividends paid per common share	$0.33	$0.30	$0.66	$0.60

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Net income	$80,027	$90,314	$132,458	$194,288
Other comprehensive income (loss)	43,567	(70,955)	20,827	(123,521)
Comprehensive income	$123,594	$19,359	$153,285	$70,767

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	April 29, 2016	May 1, 2015
OPERATING ACTIVITIES:
Net income	$132,458	$194,288
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	41,872	41,356
Amortization	5,811	4,136
Stock-based compensation	16,925	7,378
Gain on asset divestitures	(604)	(51,447)
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	41,365	(60,105)
(Increase)/decrease in inventories and other assets	(94,235)	(103,603)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(76,484)	(67,144)
Increase/(decrease) in income taxes, net	(23,187)	18,211
Increase/(decrease) in other liabilities	(4,531)	4,174
Other	(2,415)	(4,931)
Net cash provided by/(used in) operating activities	36,975	(17,687)
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(60,554)	(41,199)
Acquisition of businesses, net of cash acquired	(24,444)	(2,902)
Proceeds from divestiture of businesses	—	54,552
Cash proceeds on disposal of assets	8,435	5,641
(Increase)/decrease in restricted cash	573	1,335
Net cash (used in)/provided by investing activities	(75,990)	17,427
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	500,000
Payments of debt	(1,996)	(113,938)
Net change in other borrowings	7,808	14,585
Net proceeds (repayments) of commercial paper	(8,132)	(157,946)
Proceeds from stock options exercised	12,902	6,634
Treasury stock purchases	(18,134)	(176,041)
Excess tax benefit from stock-based compensation	10,119	9,543
Dividends paid	(52,155)	(48,951)
Net cash (used in)/provided by financing activities	(49,588)	33,886

Increase/(decrease) in cash and cash equivalents	(88,603)	33,626
Effect of exchange rate changes on cash and cash equivalents	2,920	(15,550)
Cash and cash equivalents at beginning of period	185,961	128,203
Cash and cash equivalents at end of period	$100,278	$146,279

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation ("Valspar," "we," "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 29, 2016 are not necessarily indicative of the results that may be expected for the year ending October 28, 2016.
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
Proposed Merger with The Sherwin-Williams Company
On March 19, 2016, Valspar entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Sherwin-Williams Company (“Sherwin-Williams”) and Viking Merger Sub Inc., a wholly owned subsidiary of Sherwin-Williams (“Merger Sub”).
The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Valspar (the “Merger”), with Valspar surviving and continuing as the surviving corporation in the Merger, and, at the effective time of the Merger, each outstanding share of common stock of Valspar will be converted into the right to receive the Merger Consideration. The “Merger Consideration” means $113.00 per share in cash, except that if Sherwin-Williams is required, in order to obtain the necessary antitrust approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of Net Sales (as defined in the Merger Agreement), then the Merger Consideration will be $105.00 per share in cash. The merger agreement contains certain termination rights in which we may be required to pay Sherwin-Williams a termination fee of $300 million. For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which is Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 and incorporated by reference herein.
In connection with the proposed Merger, we recognized costs of $18,240 for the three and six months ended April 29, 2016, in "Proposed merger-related charges" in the Condensed Consolidated Statements of Operations, related to professional services, regulatory fees and employee-related expenses.

NOTE 2 – ACQUISITIONS AND DIVESTITURES
On February 4, 2016, we purchased ISVA Vernici (ISVA), a European coil coatings manufacturer headquartered in Turin, Italy, for total consideration of approximately $23,000. The ISVA acquisition extends our manufacturing footprint in Europe and brings customers an expanded product offering and increased customer service capabilities. The acquisition was recorded at fair value in our Coatings segment and an allocation of the purchase price has been substantially completed, with the exception of certain working capital and tax items. These adjustments are not expected to have a material impact on our condensed consolidated financial statements. We expect to finalize the purchase price allocation within one year of the date of acquisition. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.

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
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On December 17, 2014, we completed the divestiture of a non-strategic specialty product offering in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. We recorded the sale in the first quarter of fiscal year 2015 and recorded a pre-tax gain of $48,001 to income from operations.
Pro forma results of operations for the acquisitions and divestiture noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	April 29, 2016	October 30, 2015	May 1, 2015
Manufactured products	$359,277	$268,832	$320,617
Raw materials, supplies and work-in-progress	177,206	183,077	173,738
Total Inventories	$536,483	$451,909	$494,355
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

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of April 29, 2016 is $1,296,669, an increase of $8,966 from the end of fiscal year 2015. The increase is primarily due to acquisitions, partially offset by foreign currency translation.
Intangibles, net, as of April 29, 2016 are $639,408, a decrease of $3,692 from the end of fiscal year 2015. The decrease is primarily due to amortization and foreign currency translation, partially offset by acquisitions.
Total intangible asset amortization expense for the six months ended April 29, 2016 was $5,811, compared to $4,136 for the same period last year. The increase in amortization expense is primarily due to the Quest acquisition. Estimated annual amortization expense for fiscal 2016 and for each of the five succeeding fiscal years based on the intangible assets as of April 29, 2016 is expected to be approximately $12,000.

NOTE 5 – GUARANTEES AND CONTRACTUAL OBLIGATIONS
Furniture Protection Plans and Warranties: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified. The range of contractual lives for our extended furniture protection plans is 3 years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of April 29, 2016 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years.
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
Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Six Months Ended
	April 29, 2016	May 1, 2015
Beginning balance	$82,871	$80,627
Additional net deferred revenue/accrual made during the period	14,851	7,683
Payments made during the period	(6,067)	(4,647)
Ending balance	$91,655	$83,663
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

April 29, 2016
Remainder of 2016	$216
2017	1,522
2018	—
2019	—
2020	—
Thereafter	—
Total	$1,738
Total payments relating to unconditional purchase obligations were approximately $500 and $5,023 in the three and six months ended April 29, 2016, respectively, compared to $10,898 and $21,866 in the three and six months ended May 1, 2015, respectively.

NOTE 6 – FAIR VALUE MEASUREMENT
We measure certain assets and liabilities at fair value and disclose the fair value of certain assets and liabilities recorded at cost on both a recurring and nonrecurring basis. Fair value is defined as an exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value accounting rules establish a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes use of unobservable inputs. Observable inputs must be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available. Assets and liabilities measured at fair value are to be categorized into one of the three hierarchy levels based on the inputs used in the valuation. We classify assets and liabilities in their entirety based on the lowest level of input significant to the fair value measurement. Transfers of instruments between levels are recorded based on end of period values. There were no transfers between levels for all periods presented. The three levels are defined as follows:

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at April 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$8,472	$8,472	$—	$—
Restricted cash[1]	734	734	—	—
Foreign currency contracts[2]	608	—	608	—
Deferred compensation plan assets[3]	11,792	11,792	—	—
Total Assets	$21,606	$20,998	$608	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,139	$26,139	$—	$—
Restricted cash[1]	1,307	1,307	—	—
Foreign currency contracts[2]	207	—	207	—
Deferred compensation plan assets[3]	6,579	6,579	—	—
Total Assets	$34,232	$34,025	$207	$—

	Fair Value at May 1, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$3,560	$3,560	$—	$—
Restricted cash[1]	1,532	1,532	—	—
Foreign currency contracts[2]	813	—	813	—
Deferred compensation plan assets[3]	6,371	6,371	—	—
Total Assets	$12,276	$11,463	$813	$—
1 Restricted cash represents cash that is restricted from withdrawal for contractual or legal reasons.
2Foreign currency contracts are included in prepaid expenses and other when in an asset position and other accrued liabilities when in a liability position. The fair market value was estimated using observable market data for similar financial instruments.
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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value:

	Fair Value at April 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,769,178	$1,769,178	$—	$—
Non-publicly traded debt	340,243	—	340,243	—
Total Debt	$2,109,421	$1,769,178	$340,243	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,741,003	$1,741,003	$—	$—
Non-publicly traded debt	341,086	—	341,086	—
Total Debt	$2,082,089	$1,741,003	$341,086	$—

	Fair Value at May 1, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,579,150	$1,579,150	$—	$—
Non-publicly traded debt	276,899	—	276,899	—
Other[2]	9,283	—	9,283	—
Total Debt	$1,865,332	$1,579,150	$286,182	$—
1 Debt is recorded at carrying value of $2,040,243, $2,041,086 and $1,786,347 as of April 29, 2016, October 30, 2015 and May 1, 2015, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 7 for additional information on debt.
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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DEBT
Debt consists of the following:

	April 29, 2016	October 30, 2015	May 1, 2015
Short-term debt	$333,100	$334,022	$273,840
Current portion of long-term debt	101	131	162,502
Long-term debt	1,707,042	1,706,933	1,350,005
Total Debt	$2,040,243	$2,041,086	$1,786,347
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

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 29, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

Our short-term debt consists primarily of commercial paper. The weighted-average annual interest rates on outstanding short-term borrowings were 1.3%, 0.6% and 1.6% as of April 29, 2016, October 30, 2015 and May 1, 2015, respectively. To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 8 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $12,490 and $16,925 for the three and six months ended April 29, 2016, respectively, compared to $4,112 and $7,378 for the three and six months ended May 1, 2015, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
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
The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Service cost	$679	$765	$1,363	$2,018
Interest cost	3,281	3,491	6,590	7,079
Expected return on plan assets	(4,834)	(4,886)	(9,712)	(9,838)
Amortization of prior service cost	112	124	224	237
Recognized actuarial loss	1,638	1,644	3,280	3,316
Net periodic benefit cost	876	1,138	1,745	2,812
Curtailment gain	—	—	—	(3,083)
Net total periodic benefit (gain)/cost	$876	$1,138	$1,745	$(271)
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Service cost	$72	$51	$144	$102
Interest cost	90	92	179	184
Amortization of prior service credit	(32)	(32)	(64)	(64)
Recognized actuarial loss	96	108	193	216
Net periodic benefit cost	$226	$219	$452	$438

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 – INCOME TAXES
Our effective income tax rates for the three and six months ended April 29, 2016 and May 1, 2015 are as follows:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Effective tax rate	25.5%	32.6%	25.6%	29.6%
The lower effective tax rate for the three months ended April 29, 2016 was primarily driven by recognition of U.S. foreign tax credits in fiscal year 2016. The lower effective tax rate for the six months ended April 29, 2016 was primarily driven by recognition of U.S. foreign tax credits and favorable foreign tax rate changes in fiscal year 2016.
At October 30, 2015, we had a $15,600 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $13,668 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 30, 2015, we had accrued approximately $4,243 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first or second quarters of fiscal years 2016 or 2015.

NOTE 11 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents the net income (loss) per common share calculations for the three and six months ended April 29, 2016 and May 1, 2015:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Basic
Net income	$80,027	$90,314	$132,458	$194,288
Weighted-average common shares outstanding - basic	78,955,687	80,826,518	78,858,226	81,275,572
Net income per common share - basic	$1.01	$1.12	$1.68	$2.39
Diluted
Net income	$80,027	$90,314	$132,458	$194,288
Weighted-average common shares outstanding - basic	78,955,687	80,826,518	78,858,226	81,275,572
Diluted effect of stock options and unvested restricted stock	1,923,162	2,044,611	1,881,534	2,091,055
Weighted-average common shares outstanding - diluted	80,878,849	82,871,129	80,739,760	83,366,627
Net income per common share - diluted	$0.99	$1.09	$1.64	$2.33
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 0 and 47,420 related to our outstanding stock options and unvested stock-settled restricted stock shares and units were excluded from the computation of diluted earnings per share for the three and six months ended April 29, 2016, respectively, as inclusion of these shares would have been antidilutive. Potential common shares of 284,759 and 283,615 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and six months ended May 1, 2015, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and six months ended April 29, 2016 and May 1, 2015:

Three Months Ended April 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 29, 2016	$(132,416)	$(78,733)	$(7,089)	$(218,238)
Other comprehensive income before reclassifications	41,361	—	205	41,566
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,817	184	2,001
Balance, April 29, 2016	$(91,055)	$(76,916)	$(6,700)	$(174,671)

Three Months Ended May 1, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 30, 2015	$13,128	$(78,043)	$(7,321)	$(72,236)
Other comprehensive loss before reclassifications	(72,750)	—	(657)	(73,407)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,811	641	2,452
Balance, May 1, 2015	$(59,622)	$(76,232)	$(7,337)	$(143,191)

Six Months Ended April 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
Other comprehensive income before reclassifications	16,434	—	401	16,835
Amounts reclassified from accumulated other comprehensive income (loss) to earnings		3,625	367	3,992
Balance, April 29, 2016	$(91,055)	$(76,916)	$(6,700)	$(174,671)

Six Months Ended May 1, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive loss before reclassifications	(130,442)	—	(304)	(130,746)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	6,170	1,055	7,225
Balance, May 1, 2015	$(59,622)	$(76,232)	$(7,337)	$(143,191)
1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income (loss) for financial instruments were net of tax expense of $115 and $230 for the three and six months ended April 29, 2016, respectively, and $123 and $245 for the three and six months ended May 1, 2015, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Amounts related to financial instruments are reclassified from accumulated other comprehensive income (loss) to net income based on the nature of the instrument. Gains and losses on foreign currency contracts are reclassified to other expense (income) when the underlying hedged item is realized. Unamortized gains and losses on treasury lock contracts are reclassified ratably to interest expense over the term of the related debt.
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Cost of sales	$728	$757	$1,430	$2,366
Research and development	224	226	454	941
Selling, general and administrative	865	828	1,741	2,863
Total before income taxes	$1,817	$1,811	$3,625	$6,170

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
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and six months ended April 29, 2016 and May 1, 2015 are as follows:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Net sales
Coatings	$587,436	$614,821	$1,130,999	$1,217,878
Paints	407,060	402,979	698,157	765,502
Other and Administrative	116,025	118,511	206,550	211,370
Less Inter-segment Sales	(53,724)	(57,022)	(93,153)	(100,792)
Total Net sales	$1,056,797	$1,079,289	$1,942,553	$2,093,958

EBIT
Coatings	$112,372	$108,022	$208,919	$243,631
Paints	42,742	46,571	46,561	71,900
Other and Administrative	(24,940)	(378)	(32,213)	(2,995)
Total EBIT	130,174	154,215	223,267	312,536
Interest expense	22,789	20,241	45,204	36,556
Income before income taxes	$107,385	$133,974	$178,063	$275,980
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

NOTE 14 – RESTRUCTURING
Restructuring charges in the first half of fiscal year 2016 primarily relate to initiatives in the Paints segment to improve our global cost structure through activities to consolidate our manufacturing operations and non-manufacturing headcount reductions. This resulted primarily from moving certain manufacturing to a third party in our Consumer Paints product line (continuation of initiative started in 2015), consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and reducing headcount in our Australia region. These restructuring activities resulted in pre-tax charges of $9,898 and $10,767 in the three and six months ended April 29, 2016, respectively. Included in restructuring charges are non-cash asset-related charges of $3,710 and $4,281 for the three and six months ended April 29, 2016, respectively. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing facility and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations, which resulted from moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $2,250 and $8,793 in the three and six months ended May 1, 2015, respectively. Included in restructuring charges are non-cash asset-related charges of $61 and $1,399 for the three and six months ended May 1, 2015, respectively. Restructuring charges were $21,569 for the full fiscal year 2015, including non-cash asset-related charges of $2,842. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360.
We expect additional expenses of approximately $5,000 in fiscal year 2016 and $4,000 in fiscal year 2017 for these restructuring plans, primarily related to accelerated depreciation and lease exit costs.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following restructuring charges by segment were recorded in the 2016 and 2015 periods:

Six Months Ended April 29, 2016	Liability Beginning Balance October 30, 2015	Expense	Payments and Other Activity	Liability Ending Balance April 29, 2016
Coatings
Severance and employee benefits	$6,679	$175	$(3,399)	$3,455
Asset-related charges	—	(60)	60	—
Exit costs (consulting/site clean-up)	—	251	(251)	—
Total Coatings	6,679	366	(3,590)	3,455
Paints
Severance and employee benefits	6,004	5,753	(3,540)	8,217
Asset-related charges	—	4,341	(4,341)	—
Exit costs (consulting/site clean-up)	1,069	348	(1,417)	—
Total Paints	7,073	10,442	(9,298)	8,217
Other and Administrative
Severance and employee benefits	38	(41)	3	—
Total Other and Administrative	38	(41)	3	—
Total	$13,790	$10,767	$(12,885)	$11,672

Six Months Ended May 1, 2015	Liability Beginning Balance October 31, 2014	Expense	Payments and Other Activity	Liability Ending Balance May 1, 2015
Coatings
Severance and employee benefits	$8,711	$4,876	$(6,484)	$7,103
Exit costs (consulting/site clean-up)	4,437	33	(4,470)	—
Total Coatings	13,148	4,909	(10,954)	7,103
Paints
Severance and employee benefits	803	1,278	(1,001)	1,080
Asset-related charges	—	1,399	(1,399)	—
Exit costs (consulting/site clean-up)	1,901	1,216	(2,042)	1,075
Total Paints	2,704	3,893	(4,442)	2,155
Other and Administrative
Severance and employee benefits	152	(9)	(87)	56
Total Other and Administrative	152	(9)	(87)	56
Total	$16,004	$8,793	$(15,483)	$9,314
The ending liability balance at April 29, 2016 and May 1, 2015 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2016, the Financial Accounting Standards Board (FASB) issued an update to accounting standards regarding accounting for employee share-based payments. This update is intended to provide simplification of share-based payment transaction accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as presentation in the statement of cash flows. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018, with early adoption permitted. We are reviewing the revised guidance and assessing the impact on our condensed consolidated financial statements.
In February 2016, the FASB issued guidance on leases. The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, which means the first quarter of our fiscal year 2020. We are reviewing the revised guidance and assessing the impact on our condensed consolidated financial statements.
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
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the previous standard, an acquirer in a business combination reported provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period, and adjusted the provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period not exceeding one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, thus eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. We adopted this guidance in the first quarter of our fiscal year 2016. Adoption of this guidance did not have a material impact on our condensed consolidated financial statements.
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
In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017. Adoption of this guidance is not expected to have a material impact on our condensed consolidated financial statements.
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
APRIL 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In May 2014, the FASB issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance, following a one-year deferral issued by the FASB in August 2015, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption as of the original date of the new standard is permitted. Either full retrospective or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our condensed consolidated financial statements.
We have determined that all other recently issued accounting standards will not have a material impact on our condensed consolidated financial statements or do not apply to our operations.

NOTE 16 – SUBSEQUENT EVENT

Litigation Related to the Merger

On May 24, 2016, a putative class action lawsuit challenging the Merger was filed that names Valspar and its board of directors as defendants. The complaint, captioned Mitsopoulos v. Valspar (Case No. 12373), was filed on May 24, 2016 in the Court of Chancery of the State of Delaware by a purported stockholder of Valspar. The lawsuit seeks to enjoin the transaction and alleges, among other things, that the members of the Valspar board of directors breached their fiduciary duties by failing to disclose material information relating to the transaction, including with respect to the financial analyses of Valspar’s financial advisors and financial projections prepared by Valspar management. The parties believe the claims asserted in the lawsuit are without merit. At this time, Valspar is unable to reasonably estimate any potential material loss in the event of an unfavorable outcome in the lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of the financial statements of The Valspar Corporation ("Valspar," "we," "us" or "our") with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in seven sections:

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
OVERVIEW
Valspar is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products and we operate our business in two reportable segments: Coatings and Paints. Our Coatings segment aggregates our industrial and packaging product lines. Our Paints segment aggregates our consumer paints and automotive refinish product lines. See Note 13 in Notes to Condensed Consolidated Financial Statements for further information on our reportable segments.
We operate in over 25 countries, and approximately 44% of our total net sales in the first six months of fiscal year 2016 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
Proposed Merger with The Sherwin-Williams Company
On March 19, 2016, Valspar entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Sherwin-Williams Company (“Sherwin-Williams”) and Viking Merger Sub Inc., a wholly owned subsidiary of Sherwin-Williams (“Merger Sub”).
The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Valspar (the “Merger”), with Valspar surviving and continuing as the surviving corporation in the Merger, and, at the effective time of the Merger, each outstanding share of common stock of Valspar will be converted into the right to receive the Merger Consideration. The “Merger Consideration” means $113.00 per share in cash, except that if Sherwin-Williams is required, in order to obtain the necessary antitrust approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of Net Sales (as defined in the Merger Agreement), then the Merger Consideration will be $105.00 per share in cash. The merger agreement contains certain termination rights in which we may be required to pay Sherwin-Williams a termination fee of $300 million. For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which is Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016 and incorporated by reference herein.
In connection with the proposed Merger, we recognized costs of $18,240 for the three and six months ended April 29, 2016, in "Proposed merger-related charges" in the Condensed Consolidated Statements of Operations, related to professional services, regulatory fees and employee-related expenses.
The following discussion of financial condition and results of operations should be read in the context of this overview.
RESULTS OF OPERATIONS
Overview
Net sales declined 2.1% for the second quarter of 2016 compared to the same period in 2015, due to lower sales in our Consumer Paints product line, the impact of foreign currency exchange and lower sales in our General Industrial product lines. These declines were partially offset by the acquisition of the performance coatings business of Quest Specialty Chemicals (Quest), which took place in the third quarter of 2015. Gross profit as a percent of net sales increased to 38.0% from 36.4% driven by favorable price/cost comparison and improved productivity. Operating expenses as a percent of net sales increased to 25.6% from 22.0%. Operating expenses include $18,240 in proposed merger-related charges. Net income as a percent of net sales decreased to 7.6% from 8.4%.
Foreign currency translation had a $32,600 negative impact on our net sales during the quarter. The earnings impact was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies in the second quarter versus the prior year. If the current unfavorable exchange rates persist, the translation impact on condensed consolidated net sales could be material in the balance of the year.
Restructuring
Restructuring charges in the first half of fiscal year 2016 primarily relate to initiatives in the Paints segment to improve our global cost structure through activities to consolidate our manufacturing operations and non-manufacturing headcount reductions. This resulted primarily from moving certain manufacturing to a third party in our Consumer Paints product line (continuation of initiative started in 2015), consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and reducing headcount in our Australia region. These restructuring activities resulted in pre-tax charges of $9,898 or $0.08 per share and pre-tax charges of $10,767 or $0.08 per share in the three and six months ended April 29, 2016, respectively, and we expect the total pre-tax cost related to 2016 activities to be approximately $16,000 to $20,000 or $0.15 to $0.18 per share. Included in restructuring charges for these periods are non-cash asset-related charges of $3,710 and $4,281, respectively. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360. We expect additional expenses of approximately $5,000 in fiscal year 2016 and $4,000 in fiscal year 2017 for these restructuring plans, primarily related to accelerated depreciation and lease exit costs. We currently estimate that

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

upon completion of these restructuring plans in fiscal year 2017, these actions will reduce annual costs by approximately $9,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2018.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing facility and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations, which resulted from moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $2,250 or $0.02 per share and $8,793 or $0.07 per share in the three and six months ended May 1, 2015, respectively. Included in restructuring charges for these periods are non-cash asset related charges of $61 and $1,399, respectively. See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the impact of restructuring charges.
Financial Results
The following tables present selected financial data for the three and six months ended April 29, 2016 and May 1, 2015.

Net Sales	Three Months Ended			Six Months Ended
	April 29, 2016	May 1, 2015	% Change	April 29, 2016	May 1, 2015	% Change
Coatings	$587,436	$614,821	(4.5)%	$1,130,999	$1,217,878	(7.1)%
Paints	407,060	402,979	1.0%	698,157	765,502	(8.8)%
Other and Administrative	62,301	61,489	1.3%	113,397	110,578	2.5%
Consolidated Net Sales	$1,056,797	$1,079,289	(2.1)%	$1,942,553	$2,093,958	(7.2)%

•
Consolidated Net Sales – Consolidated net sales for the second quarter of 2016 decreased 2.1% compared to the second quarter of 2015, including a negative impact of 3.0% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by the acquisition of Quest and higher sales in our Coil product line, partially offset by lower sales in our Consumer Paints product line primarily in North America and lower sales in our General Industrial product line. Year-to-date, consolidated net sales decreased 7.2%, including a negative impact of 4.3% from foreign currency exchange. Excluding foreign currency exchange, the decrease was driven by lower sales in our Consumer Paints product line primarily in North America and lower sales in our General Industrial product line, partially offset by the acquisition of Quest and higher sales in our Coil product line.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the second quarter of 2016 decreased 4.5% compared to the second quarter of 2015, including a negative impact of 4.0% from foreign currency exchange. Year-to-date, our Coatings segment net sales decreased 7.1%, including a negative impact of 5.2% from foreign currency exchange. Excluding foreign currency exchange, the decrease for both periods was driven primarily by lower sales in our General Industrial product lines, partially offset by improved sales in our Coil product line.

•
Paints Segment Net Sales – Our Paints segment net sales for the second quarter of 2016 increased 1.0% compared to the second quarter of 2015, including a negative impact of 1.9% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by the acquisition of Quest, partially offset by lower sales in North America primarily at Lowe's and lower sales in China. Year-to-date, our Paints segment net sales decreased 8.8%, including a negative impact of 3.3% from foreign currency exchange. Excluding foreign currency exchange, the decrease was driven by a change in our product line offering and lower sales at Lowe's, and lower sales in China, partially offset by the acquisition of Quest.

Approximately $39,000 of the year-to-date decrease in sales was due to an adjustment in our product line offering and lower sales at Lowe's.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the second quarter of 2016 increased 1.3% compared to the second quarter of 2015, including a negative impact of 0.7% from foreign currency exchange. Year-to-date Other and Administrative net sales increased 2.5%, including a negative impact of 1.5% from foreign currency exchange.
Due to the seasonal nature of portions of our business, sales for the three and six months ended April 29, 2016 are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Consolidated Gross Profit	$401,441	$393,203	$720,068	$726,495
As a percent of Net Sales	38.0%	36.4%	37.1%	34.7%

•
Gross Profit – The gross profit rate for the second quarter and year-to-date period of 2016 increased compared to the second quarter and year-to-date periods of 2015. The increase in both periods was driven by favorable price/cost comparison and improved productivity, partially offset by the impact of lower volume on manufacturing costs. Productivity includes procurement efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs, offset by changes in product pricing and promotions. Restructuring charges of $4,926 or 0.5% of net sales and $5,361 or 0.3% of net sales were included in the second quarter and year-to-date of 2016, respectively. Restructuring charges of $1,230 or 0.1% of net sales and $6,079 or 0.3% of net sales were included in the second quarter and year-to-date of 2015, respectively.

Operating Expenses[1]	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Consolidated Operating Expenses	$270,516	$237,294	$495,435	$461,231
As a percent of Net Sales	25.6%	22.0%	25.5%	22.0%

1 Includes research and development, selling, general and administrative, certain restructuring costs, proposed merger-related charges and acquisition-related charges. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses for the second quarter of 2016 increased $33,222 or 14.0% compared to the second quarter of 2015, including a favorable impact of 2.9% from foreign currency. Year-to-date consolidated operating expenses increased $34,204 or 7.4%, including a favorable impact of 4.3% from foreign currency. Excluding foreign currency exchange, the increase in both periods was primarily due to proposed merger-related charges, the addition of Quest and higher Other and Administrative expenses. Proposed merger-related charges of $18,240 were included in the second quarter and year-to-date of 2016, respectively. There were no merger-related charges in the prior year periods. Restructuring charges of $4,972 or 0.5% of net sales and $5,406 or 0.3% of net sales were included in the second quarter and year-to-date of 2016, respectively. Restructuring charges of $1,020 or 0.1% of net sales and $2,714 or 0.1% of net sales were included in the second quarter and year-to-date of 2015, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

EBIT[1]	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Coatings	$112,372	$108,022	$208,919	$243,631
As a percent of Net Sales	19.1%	17.6%	18.5%	20.0%
Paints	$42,742	$46,571	$46,561	$71,900
As a percent of Net Sales	10.5%	11.6%	6.7%	9.4%
Other and Administrative	$(24,940)	$(378)	$(32,213)	$(2,995)
As a percent of Net Sales	(40.0)%	(0.6)%	(28.4)%	(2.7)%
Consolidated EBIT	$130,174	$154,215	$223,267	$312,536
As a percent of Net Sales	12.3%	14.3%	11.5%	14.9%

1 We evaluate the performance of operating segments and allocate resources based on earnings before interest expense and taxes (EBIT).

•
Consolidated EBIT – EBIT for the second quarter of 2016 decreased $24,041 or 15.6% from the prior year. The quarter included $18,240 in merger-related expenses, recorded in Other and Administrative. Year-to-date EBIT decreased $89,269 or 28.6% from the prior year. Prior year first quarter EBIT included a pre-tax gain of $48,001 from the sale of certain assets of a non-strategic specialty product offering, recorded in the Coatings segment. Year-to-date EBIT includes $18,240 in proposed merger-related charges, recorded in Other and Administrative. Restructuring charges of $9,898 or 0.9% of net sales and $10,767 or 0.6% of net sales were included in the second quarter and year-to-date of 2016, respectively. Restructuring charges of $2,250 or 0.2% of net sales and $8,793 or 0.4% of net sales were included in the second quarter and year-to-date of 2015, respectively. Foreign currency exchange had a negative impact on consolidated EBIT of approximately $2,800 in the second quarter and a negative impact of $8,300 year-to-date.

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 1.5 percentage points for the second quarter compared to the prior year period. The increase was primarily due to favorable cost/price comparison and improved productivity. Year-to-date EBIT as a percentage of net sales decreased 1.5 percentage points compared to the prior year period. The decrease was primarily due to the gain on sale of certain assets in the prior period, partially offset by favorable cost/price comparison and improved productivity. Restructuring charges of $175 and $366 were included in the second quarter and year-to-date of 2016, respectively. Restructuring charges of $1,556 and $4,909 were included in the second quarter and year-to-date of 2015, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales for the second quarter decreased 1.1 percentage points compared to the prior year period. Year-to-date EBIT as a percent of net sales decreased 2.7 percentage points compared to the prior year period. The decrease in both periods was driven by the effect of lower volumes in our Consumer Paints product line and higher restructuring expense, partially offset by improved productivity and favorable cost/price comparison. Restructuring charges of $9,764 and $10,442 were included in the second quarter and year-to-date of 2016, respectively. Restructuring charges of $703 and $3,893 were included in the second quarter and year-to-date of 2015, respectively.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the second quarter was 39.4 percentage points unfavorable compared to the prior year period. Year-to-date EBIT as a percent of net sales was 25.7 percentage points unfavorable compared to the prior year period. The decline in both periods was primarily due to proposed merger-related expenses, increased employee-related costs and other administrative expenses, partially offset by improved business performance in resins and furniture protection plans.

Due to the seasonal nature of portions of our business, EBIT for the three and six months ended April 29, 2016 is not necessarily indicative of EBIT for subsequent quarters or for the full year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest Expense	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Consolidated Interest Expense	$22,789	$20,241	$45,204	$36,556

•	Interest Expense – Interest expense increased compared to the second quarter and year-to-date periods of 2015 primarily due to higher average debt levels primarily from the Quest acquisition.

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Effective Tax Rate	25.5%	32.6%	25.6%	29.6%

•
Effective Tax Rate – The lower second quarter 2016 effective tax rate was primarily driven by recognition of U.S. foreign tax credits in fiscal year 2016. The lower year-to-date 2016 effective tax rate was primarily driven by recognition of U.S. foreign tax credits and favorable foreign tax rate changes in fiscal year 2016.

Net Income	Three Months Ended			Six Months Ended
	April 29, 2016	May 1, 2015	% Change	April 29, 2016	May 1, 2015	% Change
Consolidated Net Income	$80,027	$90,314	(11.4)%	$132,458	$194,288	(31.8)%

FINANCIAL CONDITION
Cash Flow
Cash flow from operations improved by $54,662 in the six months ended April 29, 2016 compared to the six months ended May 1, 2015, to a cash source of $36,975 from a cash use of $17,687.  This was primarily driven by an overall improvement in net working capital needs, partially offset by timing of tax payments.
Cash flow from investing activities declined by 93,417 in the six months ended April 29, 2016 compared to the six months ended May 1, 2015, to a use of cash of $75,990 from a source of cash of $17,427.  This was primarily driven by proceeds received on divestiture of a non-strategic specialty product offering in our Coatings segment during 2015 and increased property, plant and equipment and acquisition expenditures in 2016.
During the six months ended April 29, 2016, we used cash flow from operations, our borrowing capacity (see Debt and Capital Resources) and cash on hand to fund $18,134 in share repurchases, $60,554 in capital expenditures and our seasonal working capital needs. We used cash on hand and proceeds from stock options exercised to fund $52,155 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $333,201 at April 29, 2016 compared to $334,153 and $436,342 at October 30, 2015 and May 1, 2015, respectively. Total debt was $2,040,243 at April 29, 2016 compared to $2,041,086 and $1,786,347 at October 30, 2015 and May 1, 2015, respectively. The increase in total debt from May 1, 2015 was primarily due to borrowings to fund the Quest acquisition. The ratio of total debt to capital was 67.8% at April 29, 2016, compared to 70.5% at October 30, 2015 and 67.2% at May 1, 2015.

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
Our short-term debt consists primarily of commercial paper. The weighted-average annual interest rates on outstanding short-term borrowings were 1.3%, 0.6% and 1.6% as of April 29, 2016, October 30, 2015 and May 1, 2015, respectively. To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 29, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
As of April 29, 2016, we had $100,278 in cash and cash equivalents and $430,264 in unused committed bank credit facilities, providing total committed liquidity of $530,542 compared to $608,092 of committed liquidity as of October 30, 2015. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions outside the U.S. Our investment policy on excess cash is to preserve principal. As of April 29, 2016, $81,892 of our $100,278 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S., we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of April 29, 2016.
Share Repurchases
Weighted-average common shares outstanding – diluted for the second quarter of fiscal year 2016 were 80,878,849, down 1,992,280 from the same period in the prior year. During the six months ended April 29, 2016, we repurchased 221,060 shares for $18,134.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

During the second quarter we did not repurchase any shares. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of Common Stock. As of April 29, 2016, $1,175,630 remained available for purchases under the new authorization.
NON-GAAP FINANCIAL MEASURES
This section includes financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP), as well as certain non-GAAP financial measures such as adjusted gross profit, adjusted operating expenses, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted. Generally, a non-GAAP financial measure is a numerical measure of financial performance that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.
We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring charges, proposed merger-related charges, acquisition-related charges, and gain on sale of certain assets. We believe adjusted gross profit, adjusted operating expenses, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expenses and adjusted EBIT, we remove the impact of before-tax restructuring charges, proposed merger-related charges, acquisition-related charges, and gain on sale of certain assets. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring charges, proposed merger-related charges, acquisition-related charges, and gain on sale of certain assets from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and shareholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table reconciles gross profit, operating expenses, net income, net income per common share – diluted (GAAP financial measures) and EBIT, to adjusted gross profit, adjusted operating expenses, adjusted net income, adjusted net income per common share – diluted and adjusted EBIT (non-GAAP financial measures) for the periods presented:

	Three Months Ended		Six Months Ended
	April 29, 2016	May 1, 2015	April 29, 2016	May 1, 2015
Coatings Segment
Earnings before interest and taxes (EBIT)	$112,372	$108,022	$208,919	$243,631
Restructuring charges – cost of sales	2	561	72	2,951
Restructuring charges – operating expense	173	995	294	1,958
Acquisition-related charges – operating expense	896	—	910	—
Gain on sale of certain assets	—	—	—	(48,001)
Adjusted EBIT	$113,443	$109,578	$210,195	$200,539

Paints Segment
EBIT	$42,742	$46,571	$46,561	$71,900
Restructuring charges – cost of sales	4,924	669	5,289	3,128
Restructuring charges – operating expense	4,840	34	5,153	765
Acquisition-related charges – operating expense	215	—	215	—
Adjusted EBIT	$52,721	$47,274	$57,218	$75,793

Other and Administrative
EBIT	$(24,940)	$(378)	$(32,213)	$(2,995)
Restructuring charges – operating expense	(41)	(9)	(41)	(9)
Proposed merger-related charges – operating expense	18,240	—	18,240	—
Adjusted EBIT	$(6,741)	$(387)	$(14,014)	$(3,004)

Consolidated
Gross profit	$401,441	$393,203	$720,068	$726,495
Restructuring charges – cost of sales	4,926	1,230	5,361	6,079
Adjusted gross profit	$406,367	$394,433	$725,429	$732,574

Operating expenses	$270,516	$237,294	$495,435	$461,231
Restructuring charges – operating expense	(4,972)	(1,020)	(5,406)	(2,714)
Proposed merger-related charges – operating expense	(18,240)	—	(18,240)	—
Acquisition-related charges – operating expense	(1,111)	—	(1,125)	—
Adjusted operating expenses	$246,193	$236,274	$470,664	$458,517

EBIT	$130,174	$154,215	$223,267	$312,536
Restructuring charges – total	9,898	2,250	10,767	8,793
Proposed merger-related charges – total	18,240	—	18,240	—
Acquisition-related charges – total	1,111	—	1,125	—
Gain on sale of certain assets	—	—	—	(48,001)
Adjusted EBIT	$159,423	$156,465	$253,399	$273,328

Net income	$80,027	$90,314	$132,458	$194,288
Restructuring charges – total[1]	9,898	2,250	10,767	8,793
Proposed merger-related charges – total[2]	18,240	—	18,240	—
Acquisition-related charges – total[3]	1,111	—	1,125	—
Gain on sale of certain assets[4]	—	—	—	(48,001)
Total pre-tax adjustments	29,249	2,250	30,132	(39,208)
Income taxes impact - total[5]	(10,763)	(401)	(11,086)	7,959
Adjusted net income	$98,513	$92,163	$151,504	$163,039

Average number of shares outstanding - diluted	80,878,849	82,871,129	80,739,760	83,366,627

Adjusted net income per common share – diluted	$1.22	$1.11	$1.88	$1.96

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1 Represents severance and employee benefits, asset-related charges and exit costs related to restructuring activities.
2 Represents costs incurred related to the pending merger with The Sherwin-Williams Company including professional services, regulatory fees and employee-related expenses.
3 Represents professional fees and acquisition-related charges associated with other acquisition-related activity.
4 Represents gain on sale of a non-strategic specialty product offering in our Coatings segment.
5 Represents the tax effect of restructuring charges, proposed merger-related charges, acquisition-related charges, and gain on sale of certain assets calculated using the effective tax rate of the jurisdiction in which the charges were incurred.

See Note 1 in Notes to Condensed Consolidated Financial Statements for further information on proposed merger-related charges and Note 14 for further information on restructuring.
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities at the date of the financial statements. We regularly review our estimates and assumptions, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 30, 2015. There were no material changes to our critical accounting estimates in the second quarter of fiscal year 2016.
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

the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operating in foreign markets, including achievement of profitable growth in developing markets; impact of fluctuations in foreign currency exchange rates on our financial results; loss of business with key customers; our ability to innovate in order to meet customers' product demands, which may change based on customers' preferences and competitive factors; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; possible interruption, failure or compromise of the information systems we use to operate our business; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; unusual weather conditions adversely affecting sales; civil unrest and the outbreak of war and other significant national and international events; risks relating to our merger with Sherwin-Williams including, the failure to obtain Valspar stockholder approval of the proposed transaction, the possibility that the closing conditions to the contemplated transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the transaction or the possibility of non-consummation of the transaction; the potential for regulatory authorities to require divestitures in connection with the proposed transaction and the possibility that Valspar stockholders consequently receive $105 per share instead of $113 per share; the occurrence of any event that could give rise to termination of the merger agreement; the risk that stockholder litigation in connection with the contemplated transaction may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof; risks related to the disruption of the transaction to Valspar and its management; the effect of announcement of the transaction on Valspar’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; and other factors set forth in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended October 30, 2015, as well as Valspar’s Quarterly Reports on Form 10-Q and other documents filed by Valspar with the Securities and Exchange Commission.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At April 29, 2016, the regions where we have the largest exposure to our net sales, net income and financial position were Europe (EUR), China (CNY), Mexico (MXN), Australia (AUD), the UK (GBP), Malaysia (MYR), and Brazil (BRL).

We are also subject to interest rate risk. At April 29, 2016, approximately 16.3% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended April 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On May 24, 2016, a putative class action lawsuit challenging the Merger was filed that names Valspar and its board of directors as defendants. The complaint, captioned Mitsopoulos v. Valspar (Case No. 12373), was filed on May 24, 2016 in the Court of Chancery of the State of Delaware by a purported stockholder of Valspar. The lawsuit seeks to enjoin the transaction and alleges, among other things, that the members of the Valspar board of directors breached their fiduciary duties by failing to disclose material information relating to the transaction, including with respect to the financial analyses of Valspar’s financial advisors and financial projections prepared by Valspar management. The parties believe the claims asserted in the lawsuit are without merit. At this time, Valspar is unable to reasonably estimate any potential material loss in the event of an unfavorable outcome in the lawsuit.

ITEM 1A. RISK FACTORS
Other than as noted below, there were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended October 30, 2015.
The proposed Merger may not be completed on a timely basis, or at all, and the failure to complete or delays in completing the Merger could adversely affect our business, financial results and stock price.
We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions including the approval of our shareholders and receipt of regulatory approvals, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger.
Any delay in closing or a failure to close could have a negative impact on our business, financial results and stock price as well as our relationships with our customers, suppliers or employees, and a negative impact on our ability to pursue alternative strategic transactions and/or our ability to implement alternative business plans. If the Merger Agreement is terminated, we may be required to pay a termination fee of $300 million.
Our business and financial results could be adversely impacted during the pendency of the Merger.
The Merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to hire, retain and motivate key personnel and other employees;

•
customers, suppliers or other parties which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or re-negotiate their relationships with us; and

•
the Merger Agreement restricts us from engaging in certain actions without the consent of Sherwin-Williams, which could prevent us from pursuing opportunities that may arise prior to the consummation of the Merger.

In addition, we have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether or not the Merger is consummated.
Regulatory authorities may require divestitures in connection with the proposed Merger, which could result in Valspar stockholders receiving $105 per share instead of $113 per share as consideration in connection with completion of the Merger.
Following completion of the Merger, Valspar stockholders will receive as merger consideration of $113 per share in cash, except that the merger consideration will be $105 per share in cash if Sherwin-Williams is required, in order to obtain the necessary regulatory approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of net sales (as defined in the Merger Agreement). There can be no assurance as to whether regulatory authorities will not require such divestitures and accordingly there can be no assurance that Valspar stockholders will receive $113 per share in cash instead of $105 per share in cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) We did not make any repurchases of equity securities during the quarter ended April 29, 2016. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, which authorized us to purchase up to $1.5 billion of outstanding shares of Common Stock. As of April 29, 2016, there were 3,920,105 shares purchased under this program.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of March 19, 2016, by and among The Valspar Corporation, The Sherwin-Williams Company and Viking Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on March 21, 2016).

3.1	Amended and Restated Bylaws of The Valspar Corporation (as amended and restated through March 19, 2016) (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 21, 2016).

31.1 *	Section 302 Certification of the Chief Executive Officer

31.2 *	Section 302 Certification of the Chief Financial Officer

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Schema Document

101.CAL *	XBRL Calculation Linkbase Document

101.DEF *	XBRL Definition Linkbase Document

101.LAB *	XBRL Label Linkbase Document

101.PRE *	XBRL Presentation Linkbase Document
* Filed electronically herewith

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VALSPAR CORPORATION

Date: June 8, 2016	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: June 8, 2016	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer