Form 10-Q
period 2016-07-29
VALSPAR CORP
filed 2016-09-07
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of September 1, 2016, The Valspar Corporation had 79,353,449 shares of common stock outstanding, excluding 39,089,175 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended July 29, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	July 29, 2016	October 30, 2015	July 31, 2015
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$170,223	$185,961	$342,647
Restricted cash	836	1,307	1,628
Accounts and notes receivable less allowance (7/29/16 – $8,362; 10/30/15 – $9,550; 7/31/15 – $12,803)	828,689	857,256	876,800
Inventories	523,637	451,909	512,609
Deferred income taxes	32,898	37,707	28,120
Prepaid expenses and other	137,228	97,090	103,241
TOTAL CURRENT ASSETS	1,693,511	1,631,230	1,865,045

GOODWILL	1,286,591	1,287,703	1,304,831
INTANGIBLES, NET	627,939	643,100	653,020
OTHER ASSETS	125,462	112,735	117,415
LONG-TERM DEFERRED INCOME TAXES	10,056	11,042	6,893
Property, plant and equipment, gross	1,638,765	1,582,338	1,585,308
Less accumulated depreciation	(992,243)	(949,573)	(954,494)
PROPERTY, PLANT AND EQUIPMENT, NET	646,522	632,765	630,814
TOTAL ASSETS	$4,390,081	$4,318,575	$4,578,018

Note: The Balance Sheet at October 30, 2015 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	July 29, 2016	October 30, 2015	July 31, 2015
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$242,208	$334,022	$474,169
Current portion of long-term debt	150,101	131	158,091
Trade accounts payable	563,078	553,737	554,493
Income taxes payable	19,485	36,010	43,530
Other accrued liabilities	421,717	442,839	390,590
TOTAL CURRENT LIABILITIES	1,396,589	1,366,739	1,620,873
LONG-TERM DEBT, NET OF CURRENT PORTION	1,557,001	1,706,933	1,706,950
LONG-TERM DEFERRED INCOME TAXES	242,977	240,919	226,798
OTHER LONG-TERM LIABILITIES	152,112	148,975	139,188
TOTAL LIABILITIES	3,348,679	3,463,566	3,693,809
STOCKHOLDERS' EQUITY:
Common stock (par value - $0.50; authorized - 250,000,000 shares; shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	488,138	474,044	459,567
Retained earnings	2,380,754	2,209,628	2,131,106
Accumulated other comprehensive income (loss)	(200,355)	(195,498)	(139,166)
Less cost of common stock in treasury (7/29/16 – 39,107,550 shares; 10/30/15 – 39,458,773 shares; 7/31/15 – 38,657,543 shares)	(1,686,355)	(1,692,385)	(1,626,518)
TOTAL STOCKHOLDERS' EQUITY	1,041,402	855,009	884,209

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,390,081	$4,318,575	$4,578,018

Note: The Balance Sheet at October 30, 2015 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net sales	$1,141,942	$1,149,126	$3,084,495	$3,243,084
Cost of sales	718,052	733,572	1,935,176	2,094,956
Restructuring charges - cost of sales	1,943	1,319	7,304	7,398
Acquisition-related charges - cost of sales	—	2,952	—	2,952
Gross profit	421,947	411,283	1,142,015	1,137,778
Research and development	36,211	34,951	104,330	99,590
Selling, general and administrative	207,461	206,432	610,006	600,310
Restructuring charges	3,302	3,280	8,708	5,994
Proposed merger-related charges	4,616	—	22,856	—
Acquisition-related charges	16	892	1,141	892
Operating expenses	251,606	245,555	747,041	706,786
Gain on sale of certain assets	—	—	—	48,001
Income from operations	170,341	165,728	394,974	478,993
Interest expense	23,082	22,622	68,286	59,178
Other (income)/expense - net	103	70	1,469	799
Income before income taxes	147,156	143,036	325,219	419,016
Income taxes	30,168	40,174	75,773	121,866
Net income	$116,988	$102,862	$249,446	$297,150

Net income per common share - basic	$1.48	$1.29	$3.16	$3.68
Net income per common share - diluted	$1.44	$1.25	$3.08	$3.58

Average number of common shares outstanding
- basic	79,124,763	80,020,089	78,947,072	80,857,078
- diluted	81,185,695	81,999,701	80,904,905	82,910,996

Dividends paid per common share	$0.33	$0.30	$0.99	$0.90

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net income	$116,988	$102,862	$249,446	$297,150
Other comprehensive income (loss)	(25,684)	4,025	(4,857)	(119,496)
Comprehensive income	$91,304	$106,887	$244,589	$177,654

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Nine Months Ended
	July 29, 2016	July 31, 2015
OPERATING ACTIVITIES:
Net income	$249,446	$297,150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	62,445	61,346
Amortization	8,718	6,712
Stock-based compensation	23,032	9,481
Gain on asset divestitures	(527)	(51,193)
Impairment of certain long-lived assets	5,867	—
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	29,918	(91,046)
(Increase)/decrease in inventories and other assets	(88,929)	(88,891)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(8,282)	(30,897)
Increase/(decrease) in income taxes, net	(24,084)	8,385
Increase/(decrease) in other liabilities	(1,917)	(3,616)
Other	(5,284)	(4,835)
Net cash provided by operating activities	250,403	112,596
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(89,159)	(60,846)
Acquisition of businesses, net of cash acquired	(24,408)	(348,749)
Proceeds from divestiture of businesses	—	54,552
Cash proceeds on disposal of assets	10,131	5,663
Decrease in restricted cash	471	1,240
Net cash used in investing activities	(102,965)	(348,140)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	1,187,357
Payments of debt	(2,035)	(477,676)
Net change in other borrowings	1,842	7,377
Net proceeds (repayments) of commercial paper	(93,238)	56,960
Proceeds from stock options exercised	14,714	9,878
Treasury stock purchases	(18,134)	(251,415)
Excess tax benefit from stock-based compensation	12,452	11,297
Dividends paid	(78,307)	(73,056)
Net cash (used in)/provided by financing activities	(162,706)	470,722

Increase/(decrease) in cash and cash equivalents	(15,268)	235,178
Effect of exchange rate changes on cash and cash equivalents	(470)	(20,734)
Cash and cash equivalents at beginning of period	185,961	128,203
Cash and cash equivalents at end of period	$170,223	$342,647

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation ("Valspar," "we," "us" or "our") have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 29, 2016 are not necessarily indicative of the results that may be expected for the year ending October 28, 2016.
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
On June 29, 2016, Valspar stockholders voted to adopt the Merger Agreement at a special meeting of stockholders held for that purpose. The Merger remains subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act and the receipt of regulatory approvals in certain other jurisdictions.
In connection with the proposed Merger, we recognized costs of $4,616 and $22,856 for the three and nine months ended July 29, 2016, respectively, in "Proposed merger-related charges" in the Condensed Consolidated Statements of Operations, for employee-related expenses, professional services and regulatory fees.

NOTE 2 – ACQUISITIONS AND DIVESTITURES
On February 4, 2016, we purchased ISVA Vernici (ISVA), a European coil coatings manufacturer headquartered in Turin, Italy, for total consideration of approximately $23,000. The ISVA acquisition extends our manufacturing footprint in Europe and brings customers an expanded product offering and increased customer service capabilities. The acquisition was recorded at fair value in our Coatings segment and an allocation of the purchase price has been substantially completed, with the exception of certain tax items. These adjustments are not expected to have a material impact on our condensed consolidated financial statements. We expect to finalize the purchase price allocation within one year of the date of acquisition. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.

On June 1, 2015, we purchased the performance coating businesses of Quest Specialty Chemicals (Quest), which include automotive refinish, aerosol and related specialty paint products, for total consideration of approximately $350,000. The acquisition strengthens

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

our value proposition in automotive refinish and broadens distribution and range of high-performance products. The acquisition was recorded at fair value primarily in our Paints segment and an allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.
On December 17, 2014, we completed the divestiture of a non-strategic specialty product offering in our Coatings segment. The divested assets consisted primarily of goodwill, working capital and intellectual property. We recorded the sale in the first quarter of fiscal year 2015 and recorded a pre-tax gain of $48,001 to income from operations.
Pro forma results of operations for the acquisitions and divestiture noted above are not presented, as they were immaterial to the reported results.

NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	July 29, 2016	October 30, 2015	July 31, 2015
Manufactured products	$331,614	$268,832	$327,171
Raw materials, supplies and work-in-progress	192,023	183,077	185,438
Total Inventories	$523,637	$451,909	$512,609
Our international inventories are recorded using the first-in, first-out method. Domestic inventories, except for Quest, are recorded using the last-in, first-out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of the year based on inventory levels and costs at that time. Interim LIFO calculations are based on management reviews of price changes, as well as estimates of expected year-end inventory levels and costs, and are subject to the final year-end LIFO inventory valuation.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of July 29, 2016 is $1,286,591, a decrease of $1,112 from the end of fiscal year 2015. The decrease is due to foreign currency translation, offset by acquisitions.
Intangibles, net, as of July 29, 2016 are $627,939, a decrease of $15,161 from the end of fiscal year 2015. The decrease is primarily due to foreign currency translation and amortization, offset by acquisitions.
Total intangible asset amortization expense for the nine months ended July 29, 2016 was $8,718 compared to $6,712 for the same period last year. The increase in amortization expense is primarily due to the Quest acquisition in the third quarter of fiscal 2015. Estimated annual amortization expense for fiscal 2016 and for each of the five succeeding fiscal years based on the intangible assets as of July 29, 2016 is expected to be approximately $12,000.

NOTE 5 – GUARANTEES AND CONTRACTUAL OBLIGATIONS
Furniture Protection Plans and Warranties: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. Historical claims data is used to forecast claims payments over the contract period and revenue is recognized based on the forecasted claims payments. Actual claims costs are reflected in earnings in the period incurred. Anticipated losses are charged to earnings when identified. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified. The range of contractual lives for our extended furniture protection plans is 3 years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of July 29, 2016 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years.
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
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amounts estimated as of the date of the financial statements, gross margin would be affected in future periods when we revise our estimates.
Changes in the recorded amounts included in other accrued liabilities and other long-term liabilities during the period are as follows:

	Nine Months Ended
	July 29, 2016	July 31, 2015
Beginning balance	$82,871	$80,627
Additional net deferred revenue/accrual made during the period	14,632	8,631
Payments made during the period	(6,878)	(6,792)
Ending balance	$90,625	$82,466
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

July 29, 2016
Remainder of 2016	$—
2017	1,559
2018	—
2019	—
2020	—
Thereafter	—
Total	$1,559
Total payments relating to unconditional purchase obligations were approximately $556 and $5,579 in the three and nine months ended July 29, 2016, respectively, compared to $7,992 and $29,858 in the three and nine months ended July 31, 2015, respectively.

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
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Level 3: Unobservable inputs that reflect an entity’s own assumptions about what inputs a market participant would use in pricing the asset or liability based on the best information available in the circumstances.

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at July 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$18,145	$18,145	$—	$—
Restricted cash[1]	836	836	—	—
Foreign currency contracts[2]	117	—	117	—
Deferred compensation plan assets[3]	12,608	12,608	—	—
Total Assets	$31,706	$31,589	$117	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,139	$26,139	$—	$—
Restricted cash[1]	1,307	1,307	—	—
Foreign currency contracts[2]	207	—	207	—
Deferred compensation plan assets[3]	6,579	6,579	—	—
Total Assets	$34,232	$34,025	$207	$—

	Fair Value at July 31, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$195,504	$195,504	$—	$—
Restricted cash[1]	1,628	1,628	—	—
Foreign currency contracts[2]	485	—	485	—
Deferred compensation plan assets[3]	6,721	6,721	—	—
Total Assets	$204,338	$203,853	$485	$—
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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value:

	Fair Value at July 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,813,769	$1,813,769	$—	$—
Non-publicly traded debt	249,311	—	249,311	—
Total Debt	$2,063,080	$1,813,769	$249,311	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,741,003	$1,741,003	$—	$—
Non-publicly traded debt	341,086	—	341,086	—
Total Debt	$2,082,089	$1,741,003	$341,086	$—

	Fair Value at July 31, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,897,759	$1,897,759	$—	$—
Non-publicly traded debt	487,789	—	487,789	—
Other[2]	1,420	—	1,420	—
Total Debt	$2,386,968	$1,897,759	$489,209	$—
1 Debt is recorded at carrying value of $1,949,310, $2,041,086 and $2,339,210 as of July 29, 2016, October 30, 2015 and July 31, 2015, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 7 for additional information on debt.
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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DEBT
Debt consists of the following:

	July 29, 2016	October 30, 2015	July 31, 2015
Short-term debt	$242,208	$334,022	$474,169
Current portion of long-term debt	150,101	131	158,091
Long-term debt	1,557,001	1,706,933	1,706,950
Total Debt	$1,949,310	$2,041,086	$2,339,210
On August 3, 2015, we retired $150,000 of Senior Notes in accordance with their scheduled maturity using commercial paper.

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

On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016. This facility was used to provide funding for the acquisition of Quest. See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition. This facility was repaid and terminated on July 29, 2015, primarily using the net proceeds from the unsecured Senior Notes issued in July 2015.

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
During the three months ended July 29, 2016, $150,000 of Senior Notes that mature on May 1, 2017 were reclassified as Current portion of long-term debt.
We maintain an unsecured revolving credit facility with a syndicate of banks. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances, we have the option to increase this credit facility to $1,000,000.

Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 29, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.

Our short-term debt consists primarily of commercial paper. The weighted-average annual interest rates on outstanding short-term borrowings were 1.1%, 0.6% and 0.8% as of July 29, 2016, October 30, 2015 and July 31, 2015, respectively. To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

NOTE 8 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $6,107 and $23,032 for the three and nine months ended July 29, 2016, respectively, compared to $2,105 and $9,481 for the three and nine months ended July 31, 2015, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
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
The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Service cost	$683	$764	$2,046	$2,782
Interest cost	3,288	3,491	9,878	10,570
Expected return on plan assets	(4,839)	(4,891)	(14,551)	(14,729)
Amortization of prior service cost	112	123	336	360
Recognized actuarial loss	1,640	1,642	4,920	4,958
Net periodic benefit cost	884	1,129	2,629	3,941
Curtailment gain	—	—	—	(3,083)
Net total periodic benefit cost	$884	$1,129	$2,629	$858
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Service cost	$72	$51	$215	$153
Interest cost	90	92	269	276
Amortization of prior service credit	(32)	(32)	(96)	(96)
Recognized actuarial loss	96	108	289	324
Net periodic benefit cost	$226	$219	$677	$657

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 10 – INCOME TAXES
Our effective income tax rates for the three and nine months ended July 29, 2016 and July 31, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Effective tax rate	20.5%	28.1%	23.3%	29.1%
The lower effective tax rates for the three and nine months ended July 29, 2016 were primarily driven by recognition of U.S. foreign tax credits and research and development credits in fiscal year 2016.
At October 30, 2015, we had a $15,600 liability recorded for gross unrecognized tax benefits (excluding interest and penalties). Of this total, $13,668 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 30, 2015, we had accrued approximately $4,243 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first, second or third quarters of fiscal years 2016 or 2015.

NOTE 11 – NET INCOME (LOSS) PER COMMON SHARE
The following table presents the net income (loss) per common share calculations for the three and nine months ended July 29, 2016 and July 31, 2015:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Basic
Net income	$116,988	$102,862	$249,446	$297,150
Weighted-average common shares outstanding - basic	79,124,763	80,020,089	78,947,072	80,857,078
Net income per common share - basic	$1.48	$1.29	$3.16	$3.68
Diluted
Net income	$116,988	$102,862	$249,446	$297,150
Weighted-average common shares outstanding - basic	79,124,763	80,020,089	78,947,072	80,857,078
Diluted effect of stock options and unvested restricted stock	2,060,932	1,979,612	1,957,833	2,053,918
Weighted-average common shares outstanding - diluted	81,185,695	81,999,701	80,904,905	82,910,996
Net income per common share - diluted	$1.44	$1.25	$3.08	$3.58
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. There were no potential common shares related to our outstanding stock options and unvested stock-settled restricted stock shares and units that were required to be excluded from the computation of diluted earnings per share for the three and nine months ended July 29, 2016. Potential common shares of 269,501 and 282,674 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three and nine months ended July 31, 2015, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and nine months ended July 29, 2016 and July 31, 2015:

Three Months Ended July 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, April 29, 2016	$(91,055)	$(76,916)	$(6,700)	$(174,671)
Other comprehensive income (loss) before reclassifications	(27,192)	—	(492)	(27,684)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,817	183	2,000
Balance, July 29, 2016	$(118,247)	$(75,099)	$(7,009)	$(200,355)

Three Months Ended July 31, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, May 1, 2015	$(59,622)	$(76,232)	$(7,337)	$(143,191)
Other comprehensive income (loss) before reclassifications	2,329	—	34	2,363
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,827	(165)	1,662
Balance, July 31, 2015	$(57,293)	$(74,405)	$(7,468)	$(139,166)

Nine Months Ended July 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
Other comprehensive income (loss) before reclassifications	(10,758)	—	(91)	(10,849)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	5,442	550	5,992
Balance, July 29, 2016	$(118,247)	$(75,099)	$(7,009)	$(200,355)

Nine Months Ended July 31, 2015	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive income (loss) before reclassifications	(128,113)	—	1,054	(127,059)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	7,997	(434)	7,563
Balance, July 31, 2015	$(57,293)	$(74,405)	$(7,468)	$(139,166)
1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income (loss) for financial instruments were net of tax expense of $115 and $345 for the three and nine months ended July 29, 2016, respectively, and $123 and $368 for the three and nine months ended July 31, 2015, respectively.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
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
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Cost of sales	$716	$719	$2,146	$3,085
Research and development	228	223	682	1,164
Selling, general and administrative	873	885	2,614	3,748
Total before income taxes	$1,817	$1,827	$5,442	$7,997

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
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and nine months ended July 29, 2016 and July 31, 2015 are as follows:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Net sales
Coatings	$631,034	$640,225	$1,762,033	$1,858,103
Paints	445,421	443,844	1,143,578	1,209,346
Other and Administrative	116,693	125,986	323,243	337,356
Less Inter-segment Sales	(51,206)	(60,929)	(144,359)	(161,721)
Total Net sales	$1,141,942	$1,149,126	$3,084,495	$3,243,084

EBIT
Coatings	$126,333	$117,311	$335,252	$360,942
Paints	58,933	45,897	105,494	117,797
Other and Administrative	(15,028)	2,450	(47,241)	(545)
Total EBIT	170,238	165,658	393,505	478,194
Interest expense	23,082	22,622	68,286	59,178
Income before income taxes	$147,156	$143,036	$325,219	$419,016
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

NOTE 14 – LEGAL MATTER
Litigation Related to the Merger
On May 24, 2016, a putative class action lawsuit challenging the Merger was filed that named Valspar and its board of directors as defendants. The complaint, captioned Mitsopoulos v. Valspar (Case No. 12373), was filed on May 24, 2016 in the Court of Chancery of the State of Delaware by a purported stockholder of Valspar. The lawsuit sought to enjoin the transaction and alleged, among other things, that the members of the Valspar board of directors breached their fiduciary duties by failing to disclose material information relating to the transaction, including with respect to the financial analyses of Valspar’s financial advisors and financial projections prepared by Valspar management.

On June 16, 2016, Valspar filed a Current Report on Form 8-K disclosing certain additional information relating to the proposed Merger in response to allegations made in the above lawsuit. In filing the Form 8-K, Valspar denied the allegations of the lawsuit and the need for any supplemental disclosure, and stated it believed the definitive proxy statement filed in connection with the Merger disclosed all material information. However, Valspar disclosed the additional information solely for the purpose of avoiding the expense and burden of litigation. The plaintiff dismissed the lawsuit on June 22, 2016.

NOTE 15 – RESTRUCTURING
Restructuring charges in the nine months ended July 29, 2016 primarily relate to initiatives to improve our global cost structure by consolidating our manufacturing operations in the Paints segment and reducing non-manufacturing headcount in our Paints and Coatings segments. These initiatives included moving manufacturing of selected products in our Consumer Paints product

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

line to a third party (continuation of initiative started in 2015), consolidating three sites in our Automotive product lines as a result of the Quest acquisition and reducing headcount in our Australia and EMEAI regions. These restructuring activities resulted in pre-tax charges of $5,245 and $16,012 in the three and nine months ended July 29, 2016, respectively. Included in restructuring charges for these periods are non-cash asset-related charges of $959 and $5,240, respectively. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing facility and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations by moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $4,599 and $13,392 in the three and nine months ended July 31, 2015, respectively. Included in restructuring charges for these periods are non-cash asset-related charges of $8 and $1,407, respectively. Restructuring charges were $21,569 for the full fiscal year 2015, including non-cash asset-related charges of $2,842. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360.
We currently expect additional expenses of approximately $6,000 in fiscal year 2016 and $3,000 in fiscal year 2017 for these restructuring plans, primarily related to lease exit and site clean-up costs, inventory write-offs and employment-related costs.
The following restructuring charges by segment were recorded in the 2016 and 2015 periods:

Nine Months Ended July 29, 2016	Liability Beginning Balance October 30, 2015	Expense	Payments and Other Activity	Liability Ending Balance July 29, 2016
Coatings
Severance and employee benefits	$6,679	$766	$(4,874)	$2,571
Asset-related charges	—	(60)	60	—
Exit costs (consulting/site clean-up)	—	450	(450)	—
Total Coatings	6,679	1,156	(5,264)	2,571
Paints
Severance and employee benefits	6,004	5,909	(6,274)	5,639
Asset-related charges	—	5,300	(5,300)	—
Exit costs (consulting/site clean-up)	1,069	1,933	(3,002)	—
Total Paints	7,073	13,142	(14,576)	5,639
Other and Administrative
Severance and employee benefits	38	1,714	(228)	1,524
Total Other and Administrative	38	1,714	(228)	1,524
Total	$13,790	$16,012	$(20,068)	$9,734

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Nine Months Ended July 31, 2015	Liability Beginning Balance October 31, 2014	Expense	Payments and Other Activity	Liability Ending Balance July 31, 2015
Coatings
Severance and employee benefits	$8,711	$7,355	$(9,000)	$7,066
Exit costs (consulting/site clean-up)	4,437	154	(4,591)	—
Total Coatings	13,148	7,509	(13,591)	7,066
Paints
Severance and employee benefits	803	2,892	(2,291)	1,404
Asset-related charges	—	1,407	(1,407)	—
Exit costs (consulting/site clean-up)	1,901	1,593	(2,419)	1,075
Total Paints	2,704	5,892	(6,117)	2,479
Other and Administrative
Severance and employee benefits	152	(9)	(94)	49
Total Other and Administrative	152	(9)	(94)	49
Total	$16,004	$13,392	$(19,802)	$9,594
The ending liability balance at July 29, 2016 and July 31, 2015 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS
In August 2016, the Financial Accounting Standards Board (FASB) issued guidance on the classification of certain cash receipts and payments in the statement of cash flows.  The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019, with early adoption permitted.  We are reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.
In March 2016, the FASB issued an update to accounting standards regarding accounting for employee share-based payments. This update is intended to provide simplification of share-based payment transaction accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as presentation in the statement of cash flows. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018, with early adoption permitted. We are reviewing the revised guidance and assessing the impact on our condensed consolidated financial statements.
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
JULY 29, 2016
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
We operate in over 25 countries, and approximately 44% of our total net sales in the first nine months of fiscal year 2016 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
On June 29, 2016, Valspar stockholders voted to adopt the Merger Agreement at a special meeting of stockholders held for that purpose. The Merger remains subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act and the receipt of regulatory approvals in certain other jurisdictions.
In connection with the proposed Merger, we recognized costs of $4,616 and $22,856 for the three and nine months ended July 29, 2016, respectively, in "Proposed merger-related charges" in the Condensed Consolidated Statements of Operations, for employee-related expenses, professional services and regulatory fees.
The following discussion of financial condition and results of operations should be read in the context of this overview.
RESULTS OF OPERATIONS
Overview
Net sales declined 0.6% for the third quarter of 2016 compared to the same period in 2015, due to lower sales in our General Industrial product lines, the impact of foreign currency exchange and lower sales in our Consumer Paints product line. These declines were partially offset by higher sales in our Coil and Wood product lines and the acquisition of the performance coatings business of Quest Specialty Chemicals (Quest), which took place in the third quarter of 2015. Gross profit as a percent of net sales increased to 36.9% from 35.8% driven by productivity savings. Operating expenses as a percent of net sales increased to 22.0% from 21.4%. Net income as a percent of net sales increased to 10.2% from 9.0%.
Foreign currency translation had a $24,100 negative impact on our net sales during the quarter. The impact on earnings was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies in the third quarter versus the prior year. If the exchange rates worsen, the translation impact on condensed consolidated net sales could be material in the balance of the year.
Restructuring
Restructuring charges in the nine months ended July 29, 2016 primarily relate to initiatives to improve our global cost structure by consolidating our manufacturing operations in the Paints segment and reducing non-manufacturing headcount in our Paints and Coatings segments. These initiatives included moving manufacturing of selected products in our Consumer Paints product line to a third party (continuation of an initiative started in 2015), consolidating three sites in our Automotive product line as a result of the Quest acquisition and reducing headcount in our Australia and EMEAI regions. These restructuring activities resulted in pre-tax charges of $5,245 or $0.04 per share after taxes and pre-tax charges of $16,012 or $0.13 per share after taxes in the three and nine months ended July 29, 2016, respectively, and we expect the total pre-tax cost related to 2016 activities to be approximately

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

$22,000 to $25,000 or $0.21 to $0.24 per share after taxes. Included in restructuring charges for the three and nine months ended July 29, 2016 are non-cash asset-related charges of $959 and $5,240, respectively. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360. We currently expect additional expenses of approximately $6,000 in fiscal year 2016 and $3,000 in fiscal year 2017 for these restructuring plans, primarily related to lease exit and site clean-up costs, inventory write-offs and employment-related costs. We currently estimate that upon their completion in fiscal year 2017, these actions will reduce annual costs by approximately $9,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2018.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing facility and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations by moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $4,599 or $0.04 per share after taxes and $13,392 or $0.11 per share after taxes in the three and nine months ended July 31, 2015, respectively. Included in restructuring charges for these periods are non-cash asset-related charges of $8 and $1,407, respectively. See Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring. See reconciliation in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for more information on the impact of restructuring charges.
Financial Results
The following tables present selected financial data for the three and nine months ended July 29, 2016 and July 31, 2015.

Net Sales	Three Months Ended			Nine Months Ended
	July 29, 2016	July 31, 2015	% Change	July 29, 2016	July 31, 2015	% Change
Coatings	$631,034	$640,225	(1.4)%	$1,762,033	$1,858,103	(5.2)%
Paints	445,421	443,844	0.4%	1,143,578	1,209,346	(5.4)%
Other and Administrative	65,487	65,057	0.7%	178,884	175,635	1.8%
Consolidated Net Sales	$1,141,942	$1,149,126	(0.6)%	$3,084,495	$3,243,084	(4.9)%

•
Consolidated Net Sales – Consolidated net sales for the third quarter of 2016 decreased 0.6% compared to the third quarter of 2015, including a negative impact of 2.1% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by higher sales in our Coil and Wood product lines and the acquisition of Quest in the third quarter of 2015, partially offset by lower sales in our global General Industrial product line and our Consumer Paints product line in North America. Year-to-date, consolidated net sales decreased 4.9%, including a negative impact of 3.5% from foreign currency exchange. Excluding foreign currency exchange, the decrease was driven by lower sales in our Consumer Paints product line, primarily in North America, and lower sales in our General Industrial product lines, partially offset by the acquisition of Quest and higher sales in our Coil product line.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the third quarter of 2016 decreased 1.4% compared to the third quarter of 2015, including a negative impact of 2.7% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by improved sales in our Coil and Wood product lines, partially offset by lower sales in our General Industrial product lines. Year-to-date, our Coatings segment net sales decreased 5.2%, including a negative impact of 4.3% from foreign currency exchange. Excluding foreign currency exchange, the decrease was driven by lower sales in our General Industrial product lines, partially offset by improved sales in our Coil product line.

•
Paints Segment Net Sales – Our Paints segment net sales for the third quarter of 2016 increased 0.4% compared to the third quarter of 2015, including a negative impact of 1.5% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by the acquisition of Quest, partially offset by lower sales in North America at Lowe's. Year-to-date, our Paints segment net sales decreased 5.4%, including a negative impact of 2.6% from foreign currency

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

exchange. Excluding foreign currency exchange, the decrease was driven by an adjustment in our product line offering and lower sales in North America, primarily at Lowe's, and lower sales in China, partially offset by the acquisition of Quest.
Approximately $39,000 of the year-to-date decrease in sales was due to an adjustment in our product line offering at Lowe's.
Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the third quarter of 2016 increased 0.7% compared to the third quarter of 2015, including a negative impact of 0.3% from foreign currency exchange. Year-to-date Other and Administrative net sales increased 1.8%, including a negative impact of 1.1% from foreign currency exchange.
Due to the seasonal nature of portions of our business, sales for the three and nine months ended July 29, 2016 are not necessarily indicative of sales for the subsequent quarter or for the full year.

Gross Profit	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Consolidated Gross Profit	$421,947	$411,283	$1,142,015	$1,137,778
As a percent of Net Sales	36.9%	35.8%	37.0%	35.1%

•
Gross Profit – The gross profit rate for the third quarter of 2016 increased compared to the third quarter of 2015. The increase was driven by improved productivity. The gross profit rate for the year-to-date period of 2016 increased compared to the year-to-date period of 2015. The increase was driven by improved productivity and favorable price/cost comparison, partially offset by the impact of lower volume on manufacturing costs. Productivity includes procurement efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs, offset by changes in product pricing and promotions. Restructuring charges of $1,943 or 0.2% of net sales and $7,304 or 0.2% of net sales were included in the third quarter and year-to-date of 2016, respectively. Restructuring charges of $1,319 or 0.1% of net sales and $7,398 or 0.2% of net sales were included in the third quarter and year-to-date of 2015, respectively.

Operating Expenses[1]	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Consolidated Operating Expenses	$251,606	$245,555	$747,041	$706,786
As a percent of Net Sales	22.0%	21.4%	24.2%	21.8%

1 Includes research and development, selling, general and administrative, certain restructuring costs, proposed merger-related charges and acquisition-related charges. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses for the third quarter of 2016 increased $6,051 or 2.5% compared to the third quarter of 2015, including a favorable impact of 1.7% from foreign currency exchange. Year-to-date consolidated operating expenses increased $40,255 or 5.7%, including a favorable impact of 3.4% from foreign currency exchange. Excluding foreign currency exchange, the increase in both periods was primarily due to higher employee-related costs, proposed merger-related charges and the addition of Quest, partially offset by lower marketing expenses. Charges related to the proposed Merger of $4,616 and $22,856 were included in the third quarter and year-to-date of 2016, respectively. There were no proposed merger-related charges in the prior year periods. Restructuring charges of $3,302 or 0.3% of net sales and $8,708 or 0.3% of net sales were included in the third quarter

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

and year-to-date of 2016, respectively. Restructuring charges of $3,280 or 0.3% of net sales and $5,994 or 0.2% of net sales were included in the third quarter and year-to-date of 2015, respectively.

EBIT[1]	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Coatings	$126,333	$117,311	$335,252	$360,942
As a percent of Net Sales	20.0%	18.3%	19.0%	19.4%
Paints	$58,933	$45,897	$105,494	$117,797
As a percent of Net Sales	13.2%	10.3%	9.2%	9.7%
Other and Administrative	$(15,028)	$2,450	$(47,241)	$(545)
As a percent of Net Sales	(22.9)%	3.8%	(26.4)%	(0.3)%
Consolidated EBIT	$170,238	$165,658	$393,505	$478,194
As a percent of Net Sales	14.9%	14.4%	12.8%	14.7%

1 We evaluate the performance of operating segments and allocate resources based on earnings before interest expense and taxes (EBIT).

•
Consolidated EBIT – EBIT for the third quarter of 2016 increased $4,580 or 2.8% from the prior year. The quarter included $4,616 in proposed merger-related expenses, recorded in Other and Administrative. Year-to-date EBIT decreased $84,689 or 17.7% from the prior year. Prior year first quarter EBIT included a pre-tax gain of $48,001 from the sale of certain assets of a non-strategic specialty product offering, recorded in the Coatings segment. Year-to-date EBIT includes $22,856 in proposed merger-related charges, recorded in Other and Administrative. Restructuring charges of $5,245 or 0.5% of net sales and $16,012 or 0.5% of net sales were included in the third quarter and year-to-date of 2016, respectively. Restructuring charges of $4,599 or 0.4% of net sales and $13,392 or 0.4% of net sales were included in the third quarter and year-to-date of 2015, respectively. Foreign currency exchange had a negative impact on consolidated EBIT of approximately $3,000 in the third quarter and $11,300 year-to-date.

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 1.7 percentage points for the third quarter compared to the prior year period. The increase was primarily due to improved productivity. Year-to-date EBIT as a percent of net sales decreased 0.4 percentage points compared to the prior year period. The decrease was primarily due to the gain on sale of certain assets in the prior period, offset by improved productivity and favorable cost/price comparison. Restructuring charges of $790 and $1,156 were included in the third quarter and year-to-date of 2016, respectively. Restructuring charges of $2,600 and $7,509 were included in the third quarter and year-to-date of 2015, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales for the third quarter increased 2.9 percentage points compared to the prior year period. The increase was driven by improved productivity including benefits of our restructuring initiatives and lower marketing expenses, partially offset by impairment of a certain asset group in our Consumer Paints product line. Year-to-date EBIT as a percent of net sales decreased 0.5 percentage points compared to the prior year period. The decrease was driven by the effect of lower volumes in our Consumer Paints product line, partially offset by improved productivity including benefits of our restructuring initiatives and favorable cost/price comparison. Restructuring charges of $2,700 and $13,142 were included in the third quarter and year-to-date of 2016, respectively. Restructuring charges of $1,999 and $5,892 were included in the third quarter and year-to-date of 2015, respectively.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the third quarter was 26.7 percentage points unfavorable compared to the prior year period. Year-to-date EBIT as a percent of net sales was 26.1 percentage points unfavorable compared to the prior year period. The decline in both periods was primarily due to proposed merger-related costs, increased employee-related costs and other administrative expenses.

Due to the seasonal nature of portions of our business, EBIT for the three and nine months ended July 29, 2016 is not necessarily indicative of EBIT for the subsequent quarter or for the full year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Interest Expense	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Consolidated Interest Expense	$23,082	$22,622	$68,286	$59,178

•	Interest Expense – Interest expense increased compared to the third quarter and year-to-date periods of 2015 primarily due to higher average debt levels, primarily from the Quest acquisition.

Effective Tax Rate	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Effective Tax Rate	20.5%	28.1%	23.3%	29.1%

•
Effective Tax Rate – The lower third quarter and year-to-date 2016 effective tax rates were primarily driven by recognition of U.S. foreign tax credits and research and development credits in fiscal year 2016.

Net Income	Three Months Ended			Nine Months Ended
	July 29, 2016	July 31, 2015	% Change	July 29, 2016	July 31, 2015	% Change
Consolidated Net Income	$116,988	$102,862	13.7%	$249,446	$297,150	(16.1)%

FINANCIAL CONDITION
Cash Flow
Cash flow from operations improved by $137,807 in the nine months ended July 29, 2016 compared to the nine months ended July 31, 2015, to a cash source of $250,403 from a cash source of $112,596.  This was primarily driven by an overall reduction in net working capital needs.
Cash flow from investing activities increased by $245,175 in the nine months ended July 29, 2016 compared to the nine months ended July 31, 2015, to a use of cash of $102,965 from a use of cash of $348,140.  This was primarily driven by the acquisition of Quest during 2015, partially offset by proceeds received on divestiture of a non-strategic specialty product offering in our Coatings segment during 2015 and acquisitions in 2016 and increased property, plant and equipment expenditures.
During the nine months ended July 29, 2016, we used cash flow from operations, our borrowing capacity (see Debt and Capital Resources) and cash on hand to fund $18,134 in share repurchases and $89,159 in capital expenditures. We used cash on hand and proceeds from stock options exercised to fund $78,307 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $392,309 at July 29, 2016 compared to $334,153 and $632,260 at October 30, 2015 and July 31, 2015, respectively. Total debt was $1,949,310 at July 29, 2016 compared to $2,041,086 and $2,339,210 at October 30, 2015 and July 31, 2015, respectively. The decrease in total debt from July 31, 2015 was primarily due to the retirement of $150,000 of Senior Notes in August 2015 and the reduction in commercial paper due to positive cash flow. The ratio of total debt to capital was 65.2% at July 29, 2016 compared to 70.5% at October 30, 2015 and 72.6% at July 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On August 3, 2015, we retired $150,000 of Senior Notes in accordance with their scheduled maturity using commercial paper.
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
On May 29, 2015, we entered into a $350,000 term loan credit agreement with a syndicate of banks with a maturity date of November 29, 2016. This facility was used to provide funding for the acquisition of Quest. See Note 2 in the Condensed Consolidated Financial Statements for further information on the acquisition. This facility was repaid and terminated on July 29, 2015, primarily using the net proceeds from the unsecured Senior Notes issued in July 2015.
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
During the three months ended July 29, 2016, $150,000 of Senior Notes that mature on May 1, 2017 were reclassified as Current portion of long-term debt.
We maintain an unsecured revolving credit facility with a syndicate of banks. On December 16, 2013, we entered into an amended and restated $750,000 credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances, we have the option to increase this credit facility to $1,000,000.
Our short-term debt consists primarily of commercial paper. The weighted-average annual interest rates on outstanding short-term borrowings were 1.1%, 0.6% and 0.8% as of July 29, 2016, October 30, 2015 and July 31, 2015, respectively. To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.
Our credit facilities have covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of July 29, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
As of July 29, 2016, we had $170,223 in cash and cash equivalents and $515,369 in unused committed bank credit facilities, providing total committed liquidity of $685,592 compared to $608,092 of committed liquidity as of October 30, 2015. Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions outside the U.S. Our investment policy on excess cash is to preserve principal. As of July 29, 2016, $150,022 of our $170,223 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S., we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of July 29, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Share Repurchases
Weighted-average common shares outstanding – diluted for the third quarter of fiscal year 2016 were 81,185,695, down 814,006 from the same period in the prior year. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of Common Stock. During the nine months ended July 29, 2016, we repurchased 221,060 shares for $18,134. During the third quarter we did not repurchase any shares. As of July 29, 2016, $1,175,630 remained available for purchases under the new authorization.
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
We believe that the non-GAAP financial measures provide meaningful information to assist investors in understanding our financial results and assessing prospects for future performance without regard to restructuring charges, proposed merger-related charges, acquisition-related charges, impairment of certain long-lived assets and gain on sale of certain assets. We believe adjusted gross profit, adjusted operating expenses, adjusted EBIT, adjusted net income and adjusted net income per common share – diluted are important indicators of our operations because they exclude items that may not be indicative of or are unrelated to our core operating results and provide a baseline for analyzing trends in our underlying business. To measure adjusted gross profit, adjusted operating expenses and adjusted EBIT, we remove the impact of before-tax restructuring charges, proposed merger-related charges, acquisition-related charges, impairment of certain long-lived assets and gain on sale of certain assets. Adjusted net income and adjusted net income per common share – diluted are calculated by removing the after-tax impact of restructuring charges, proposed merger-related charges, acquisition-related charges, impairment of certain long-lived assets and gain on sale of certain assets from our calculated net income and net income per common share – diluted. Since non-GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-GAAP financial measures. These non-GAAP financial measures are an additional way to view aspects of our operations that, when viewed with our GAAP results and the reconciliations to corresponding GAAP financial measures below, provide a more complete understanding of our business. We strongly encourage investors and stockholders to review our financial statements and publicly filed reports in their entirety and not to rely on any single financial measure.
The following table reconciles gross profit, operating expenses, net income, (GAAP financial measures) and EBIT, to adjusted gross profit, adjusted operating expenses, adjusted net income and adjusted EBIT (non-GAAP financial measures) for the periods presented:

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Coatings Segment
Earnings before interest and taxes (EBIT)	$126,333	$117,311	$335,252	$360,942
Restructuring charges – cost of sales	22	825	94	3,776
Restructuring charges – operating expense	768	1,775	1,062	3,733
Acquisition-related charges – operating expense	16	—	926	—
Gain on sale of certain assets	—	—	—	(48,001)
Adjusted EBIT	$127,139	$119,911	$337,334	$320,450

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	July 29, 2016	July 31, 2015	July 29, 2016	July 31, 2015
Paints Segment
EBIT	$58,933	$45,897	$105,494	$117,797
Restructuring charges – cost of sales	1,921	494	7,210	3,622
Acquisition-related charges – cost of sales	—	2,952	—	2,952
Impairment of certain long-lived assets – cost of sales	5,867	—	5,867	—
Restructuring charges – operating expense	779	1,505	5,932	2,270
Acquisition-related charges – operating expense	—	892	215	892
Adjusted EBIT	$67,500	$51,740	$124,718	$127,533

Other and Administrative
EBIT	$(15,028)	$2,450	$(47,241)	$(545)
Restructuring charges – operating expense	1,755	—	1,714	(9)
Proposed merger-related charges – operating expense	4,616	—	22,856	—
Adjusted EBIT	$(8,657)	$2,450	$(22,671)	$(554)

Total
Gross profit	$421,947	$411,283	$1,142,015	$1,137,778
Restructuring charges – cost of sales	1,943	1,319	7,304	7,398
Acquisition-related charges – cost of sales	—	2,952	—	2,952
Impairment of certain long-lived assets – cost of sales	5,867	—	5,867	—
Adjusted gross profit	$429,757	$415,554	$1,155,186	$1,148,128

Operating expenses	$251,606	$245,555	$747,041	$706,786
Restructuring charges – operating expense	(3,302)	(3,280)	(8,708)	(5,994)
Proposed merger-related charges – operating expense	(4,616)	—	(22,856)	—
Acquisition-related charges – operating expense	(16)	(892)	(1,141)	(892)
Adjusted operating expenses	$243,672	$241,383	$714,336	$699,900

EBIT	$170,238	$165,658	$393,505	$478,194
Restructuring charges – total	5,245	4,599	16,012	13,392
Proposed merger-related charges – total	4,616	—	22,856	—
Acquisition-related charges – total	16	3,844	1,141	3,844
Impairment of certain long-lived assets – total	5,867	—	5,867	—
Gain on sale of certain assets	—	—	—	(48,001)
Adjusted EBIT	$185,982	$174,101	$439,381	$447,429

Net income	$116,988	$102,862	$249,446	$297,150
Restructuring charges – total[1]	5,245	4,599	16,012	13,392
Proposed merger-related charges – total[2]	4,616	—	22,856	—
Acquisition-related charges – total[3]	16	3,844	1,141	3,844
Impairment of certain long-lived assets – total[4]	5,867	—	5,867	—
Gain on sale of certain assets[5]	—	—	—	(48,001)
Total pre-tax adjustments	15,744	8,443	45,876	(30,765)
Income taxes impact - total[6]	(5,414)	(2,529)	(16,500)	5,430
Adjusted net income	$127,318	$108,776	$278,822	$271,815

Average number of shares outstanding - diluted	81,185,695	81,999,701	80,904,905	82,910,996

Adjusted net income per common share – diluted	$1.57	$1.33	$3.45	$3.28

1 Represents severance and employee benefits, asset-related charges and exit costs related to restructuring activities.
2 Represents costs incurred related to the pending merger with The Sherwin-Williams Company including employee-related expenses, professional services and regulatory fees.
3 Represents professional fees and acquisition-related charges associated with other acquisition-related activity.
4 Represents impairment of a certain asset group in our Consumer Paints product line.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

5 Represents gain on sale of a non-strategic specialty product offering in our Coatings segment.
6 Represents the tax effect of restructuring charges, proposed merger-related charges, acquisition-related charges, impairment of certain long-lived assets and gain on sale of certain assets calculated using the effective tax rate of the jurisdiction in which the charges were incurred.

See Note 1 in Notes to Condensed Consolidated Financial Statements for further information on proposed merger-related charges and Note 15 for further information on restructuring.
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
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 30, 2015. There were no material changes to our critical accounting estimates in the third quarter of fiscal year 2016.
OFF-BALANCE SHEET ARRANGEMENTS
We do not have off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
FORWARD-LOOKING STATEMENTS
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides a safe harbor for forward-looking statements.
Forward-looking statements are based on management’s current expectations, estimates, assumptions and beliefs about future events, conditions and financial performance. Forward-looking statements are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such statements. Any statement that is not historical in nature is a forward-looking statement. We may identify forward-looking statements with words and phrases such as “expect,” “project,” “forecast,” “outlook,” “estimate,” “anticipate,” “believe,” “could,” “may,” “will,” “plan to,” “intend,” “should” and similar words or expressions.
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

systems we use to operate our business; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; unusual weather conditions adversely affecting sales; civil unrest and the outbreak of war and other significant national and international events; risks relating to our merger with Sherwin-Williams including, the possibility that the closing conditions to the contemplated transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the transaction or the possibility of non-consummation of the transaction; the potential for regulatory authorities to require divestitures in connection with the proposed transaction and the possibility that Valspar stockholders consequently receive $105 per share instead of $113 per share; the occurrence of any event that could give rise to termination of the merger agreement; the risk that stockholder litigation in connection with the contemplated transaction may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof; risks related to the disruption of the transaction to Valspar and its management; the effect of announcement of the transaction on Valspar’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; and other factors set forth in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended October 30, 2015, as well as Valspar’s Quarterly Reports on Form 10-Q and other documents filed by Valspar with the Securities and Exchange Commission.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At July 29, 2016, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), the UK (GBP), Malaysia (MYR), and Brazil (BRL).

We are also subject to interest rate risk. At July 29, 2016, approximately 12.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the third quarter would not have a material impact on our results of operations or financial position.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended July 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
On May 24, 2016, a putative class action lawsuit challenging the Merger was filed that named Valspar and its board of directors as defendants. The complaint, captioned Mitsopoulos v. Valspar (Case No. 12373), was filed on May 24, 2016 in the Court of Chancery of the State of Delaware by a purported stockholder of Valspar. The lawsuit sought to enjoin the transaction and alleged, among other things, that the members of the Valspar board of directors breached their fiduciary duties by failing to disclose material information relating to the transaction, including with respect to the financial analyses of Valspar’s financial advisors and financial projections prepared by Valspar management. The parties believe the claims asserted in the lawsuit are without merit. At this time, Valspar is unable to reasonably estimate any potential material loss in the event of an unfavorable outcome in the lawsuit.

On June 16, 2016, Valspar filed a Current Report on Form 8-K disclosing certain additional information relating to the proposed Merger in response to allegations made in the above lawsuit. In filing the Form 8-K, Valspar denied the allegations of the lawsuit and the need for any supplemental disclosure, and stated it believed the definitive proxy statement filed in connection with the Merger disclosed all material information. However, Valspar disclosed the additional information solely for the purpose of avoiding the expense and burden of litigation. The plaintiff dismissed the lawsuit on June 22, 2016.

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
We can provide no assurance that the Merger will be consummated or consummated in the timeframe or manner currently anticipated. The Merger is subject to a number of conditions including the receipt of regulatory approvals, which are not within our control. There can be no assurance as to when, or if, the conditions to closing of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the termination of the Merger.
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
Following completion of the Merger, Valspar stockholders will receive as merger consideration $113 per share in cash, except that the merger consideration will be $105 per share in cash if Sherwin-Williams is required, in order to obtain the necessary regulatory approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of net sales (as defined in the Merger Agreement). There can be no assurance as to whether regulatory authorities will not require such divestitures and accordingly there can be no assurance that Valspar stockholders will receive $113 per share in cash instead of $105 per share in cash.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) We did not make any repurchases of equity securities during the quarter ended July 29, 2016. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, which authorized us to purchase up to $1.5 billion of outstanding shares of Common Stock. As of July 29, 2016, there were 3,920,105 shares purchased under this program.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment to The Valspar Corporation 2015 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 of Valspar’s Form 8-K filed on June 10, 2016).

10.2
The Valspar Corporation Amended and Restated Key Employee Annual Bonus and Long-Term Incentive Plan dated June 8, 2016 (incorporated by reference to Exhibit 10.2 of Valspar’s Form 8-K filed on June 10, 2016).

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

THE VALSPAR CORPORATION

Date: September 7, 2016	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: September 7, 2016	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer