Form 10-K
period 2016-10-28
VALSPAR CORP
filed 2016-12-20
CIK 102741

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 28, 2016
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
☒ Yes    ☐No

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). ☐Yes ☒ No
The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant as of April 29, 2016 was approximately $8.3 billion based on the closing sales price of $106.69 per share as reported on the New York Stock Exchange. As of December 13, 2016, 79,422,893 shares of Common Stock, $0.50 par value per share (net of 39,019,731 shares in treasury), were outstanding.
DOCUMENTS INCORPORATED IN PART BY REFERENCE
Portions of The Valspar Corporation’s definitive 2017 Proxy Statement (the “Proxy Statement”), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended October 28, 2016, are incorporated by reference into Part III to the extent described in this report.

The Valspar Corporation
Form 10-K

PART I
ITEM 1    BUSINESS
BUSINESS & PRODUCT OVERVIEW
The Valspar Corporation (Valspar, the Company, we, us or our) is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products, and operate our business in two reportable segments: Coatings and Paints. Our consolidated net sales in 2016 were $4,190.6 million. Net sales in the Coatings and Paints segments in 2016 were $2,388.1 million and $1,564.5 million, respectively. By providing high quality products with technologies that add superior value and performance, Valspar’s business has grown organically. Our global growth has also been fueled by the well-executed integration of acquisitions which have further expanded our scale, technology platforms and worldwide portfolio of respected brands.

Valspar is a Delaware corporation founded in 1806. Our principal executive offices are located at 1101 South 3rd Street, Minneapolis, Minnesota 55415, and our telephone number at that address is (612) 851-7000. Our corporate website address is www.valspar.com. The information on our website is not part of this filing.
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
Coatings Segment
Our Coatings segment includes our industrial product lines and our packaging product line. We offer a broad range of decorative and protective coatings for metal, wood and plastic, primarily for sale to original equipment manufacturing customers in Africa, Asia, Australia, Europe, North America and South America. Products within our Coatings segment include primers, top coats, varnishes, sprays, stains, fillers and other coatings used by customers in a wide range of manufacturing industries, including agricultural and construction equipment, appliances, building products, furniture, metal fabrication, metal packaging and transportation.
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
Our packaging product line includes coatings for the interior and exterior of metal packaging containers, principally metal food containers and beverage cans. We also produce coatings for aerosol and paint cans, crowns for glass bottles, plastic packaging and bottle closures. We believe we are the world’s largest supplier of metal packaging coatings. We supply our packaging products throughout the world via a global manufacturing footprint in many major countries.
Paints Segment
Our Paints segment includes our consumer paints and automotive paint refinish product lines. We offer a wide variety of paints, primers, topcoats and aerosol spray paints through retailers, distribution networks and company-owned stores.
Our consumer paints product line comprises the largest part of our Paints segment. We offer a broad portfolio of interior and exterior decorative paints, stains, primers, varnishes and specialty decorative products, such as enamels, aerosols and faux finishes, used in both the do-it-yourself and professional markets. In the U.S. and Canada, we offer our branded products and private-label brands through more than 10,000 points of sale. The primary distribution channels for these products are home centers, hardware stores, distributors and independent dealers. In China, we sell branded consumer paints primarily through exclusive distribution to both exclusive and non-exclusive brand retailers. In Australia and New Zealand, we sell branded consumer paints through Valspar company-owned stores, big-box retail hardware and independent dealers. In the U.K. and Ireland, we sell branded products primarily through a large home center customer.
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
Our automotive product line primarily includes refinish paints and body shop accessories sold through automotive refinish distributors, automotive supply retailers and body shops. We distribute these products under the DE BEER, MATRIX, VALSPAR, USC, PRO-SPRAY, OCTORAL and HOUSE OF KOLOR brands in many countries around the world.
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
Proposed Merger with The Sherwin-Williams Company
On March 19, 2016, Valspar entered into an Agreement and Plan of Merger (the Merger Agreement) with The Sherwin-Williams Company (Sherwin-Williams) and Viking Merger Sub, Inc., a wholly-owned subsidiary of Sherwin-Williams (Merger Sub).
The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub will be merged with and into Valspar (the Merger), with Valspar surviving the Merger as a wholly-owned subsidiary of Sherwin-Williams, and (2) at the effective time of the Merger, each outstanding share of common stock of Valspar, par value $0.50 per share (Valspar common stock) (other than Valspar common stock held in treasury by Valspar, owned by a subsidiary of Valspar or owned by Sherwin-Williams or any of its wholly-owned subsidiaries, or shares with respect to which appraisal rights have been validly exercised and not lost in accordance with Delaware law) will be converted into the right to receive the Merger Consideration.
The Merger Consideration means $113.00 per share in cash, except that if Sherwin-Williams is required, in order to obtain the necessary antitrust approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of Net Sales (as defined in the Merger Agreement), then the Merger Consideration will be $105.00 per share in cash.
The Merger Agreement contains certain termination rights, and we may be required to pay Sherwin-Williams a termination fee of $300 million.
For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016, and which is incorporated by reference herein.
On June 29, 2016, Valspar stockholders voted to adopt the Merger Agreement at a special meeting of stockholders held for that purpose. Completion of the Merger remains subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act and the receipt of regulatory approvals in certain other jurisdictions.
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
SEASONALITY AND WORKING CAPITAL ITEMS
Our sales volume is traditionally lowest during the first quarter of the fiscal year (November, December and January), and highest in the third quarter of the fiscal year (May, June and July), primarily due to weather and the buying cycle in our Coatings and Paints segments. When sales are lowest, we build inventory, financed by internally generated funds and short-term debt facilities discussed in Note 9 of Notes to Consolidated Financial Statements.
SIGNIFICANT CUSTOMERS
In 2016, our sales to Lowe’s Companies, Inc. (Lowe's) exceeded 10% of consolidated net sales. Our ten largest customers accounted for approximately 31% of consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 47% of our net sales in the segment. Our five largest customers in the Coatings segment accounted for approximately 19% of our net sales in the segment.
BACKLOG AND GOVERNMENT CONTRACTS
We have no significant backlog of orders and generally are able to fill orders on a current basis. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.
RESEARCH AND DEVELOPMENT
Valspar’s technology innovation has enabled strong new product launches and a robust pipeline of coatings solutions that provide our customers with differentiated, competitively advantaged performance and are cost effective.   The base technologies that support our products’ performance and applications have been developed and optimized over many years.  Ongoing research and development efforts are focused on delivering the highest value, quality and performance for color and aesthetics, application productivity, in-service durability and environmental footprint and safety.
Valspar maintains a consistently strong investment in research and development, with approximately 1,100 technologists in a worldwide laboratory network, anchored by innovation centers in Minneapolis, MN and Guangzhou, China. Fiscal year 2016 investment was $139.3 million, or 3.3% of net sales, compared to $133.4 million or 3.0% for fiscal 2015 and $136.4 million or 2.9% in fiscal 2014.

ENVIRONMENTAL COMPLIANCE
We undertake to comply with applicable environmental regulations. Capital expenditures for this purpose were not material in fiscal 2016, and we do not expect such expenditures will be material in fiscal 2017.
EMPLOYEES
We employ approximately 11,100 people globally, approximately 360 of whom are subject to collective bargaining agreements in the U.S. We believe our relationship with our union employees is good.
FOREIGN OPERATIONS, EXPORT SALES AND BUSINESS SEGMENT INFORMATION
Our foreign operations are conducted primarily through majority-owned subsidiaries and, to a limited extent, through joint ventures. Revenues from foreign subsidiaries and operations comprised approximately 45% of our total consolidated net sales in 2016.

In addition to our manufacturing plants in the U.S., we have manufacturing plants in Australia, Brazil, Canada, China, Finland, France, Germany, India, Ireland, Italy, Malaysia, Mexico, The Netherlands, New Zealand, Poland, Singapore, South Africa, Switzerland, the United Kingdom and Vietnam. We also have joint ventures in Japan, South Africa, Switzerland and Vietnam and sales offices in other countries.
During fiscal 2016, export sales from the U.S. represented 3.4% of our net sales.
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
The Merger may cause disruptions to our business or business relationships and create uncertainty surrounding our ongoing business operations, which could have an adverse impact on our financial condition, results of operations and cash flows, regardless of whether the Merger is completed, including as a result of the following (all of which could be exacerbated by a delay in completion of the Merger):

•
customers, suppliers or other parties with which we maintain business relationships may experience uncertainty prior to the closing of the Merger and seek alternative relationships with third parties or seek to terminate or re-negotiate their relationships with us;

•	our employees may experience uncertainty about their future roles with us, which might adversely affect our ability to hire, retain and motivate key personnel and other employees;

•
the Merger Agreement restricts us from engaging in certain actions without the consent of Sherwin-Williams, which could prevent us from pursuing opportunities that may arise prior to the consummation of the Merger; and

•	the attention of our management may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business.

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
We have a significant amount of debt.
Our total long-term and short-term debt was $1,778.4 million at October 28, 2016. Our debt categorized as short-term was $221.4 million at October 28, 2016. Our level of debt may have important consequences. For example, it:

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
We conduct a substantial portion of our business outside of the U.S. We currently have production facilities, research and development facilities and administrative and sales offices located outside the U.S., including facilities and offices located in Australia, Brazil, Canada, China, Finland, France, Germany, Greece, India, Indonesia, Ireland, Italy, Japan, Malaysia, Mexico, The Netherlands, New Zealand, Poland, Russia, Singapore, South Africa, South Korea, Spain, Switzerland, the United Arab Emirates, the United Kingdom and Vietnam. In 2016, revenues from products sold outside the U.S. accounted for approximately 45% of our consolidated net sales. Accordingly, the majority of our cash and cash equivalents are held by our foreign subsidiaries.
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
We conduct business in various regions throughout the world and are subject to market risk due to changes in the exchange rate of foreign currencies in relation to our reporting currency, the U.S. dollar. The functional currencies of our foreign operations are generally the local currency in the corresponding country. Because our consolidated financial statements are presented in U.S. dollars, we translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income and the value of balance sheet items denominated in foreign currencies. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. Fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, could materially affect our financial results. At October 28, 2016, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), the UK (GBP), Australia (AUD), Brazil (BRL) and Canada (CAD).
We have certain key customers, and the loss of key customers could negatively affect our business.
Our relationships with certain key customers are important to us. From 2014 through 2016, sales to our largest customer exceeded 10% of our consolidated net sales. In 2016, our ten largest customers accounted for approximately 31% of our consolidated net sales. Our five largest customers in the Paints segment accounted for approximately 47% of our net sales in the segment. Our five largest customers in the Coatings segment accounted for approximately 19% of our net sales in the segment. Although we sell various types of products through various channels of distribution, we believe that the loss of a substantial portion of net sales to our largest customers could have a material adverse effect on us.
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
Our business relies on continued global demand for our brands and products. To achieve business goals, we must develop and sell products that appeal to customers. This is dependent on a number of factors, including our ability to produce products that meet the quality, volume demands, performance and price expectations of our customers. Future growth will depend on our ability to continue to innovate our existing products and to develop and introduce new products that adapt to our customers' specific preferences. If we fail to keep pace with product innovation on a competitive basis or to predict market demands for our products, our business, financial condition and results of operations could be adversely affected.
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
Numerous laws and regulations affect our business, and new laws or regulations, adverse decisions relating to our compliance with existing laws and regulations, or changes to these laws and regulations, could have a negative effect on our financial condition and results of operations.
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

ITEM 1B    UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2    PROPERTIES
Our principal offices are located in Minneapolis, Minnesota. Our North American manufacturing operations are conducted at 25 locations (21 owned; 4 leased) in the U.S., Canada and Mexico. The total combined square footage for our principal offices and manufacturing operations in North America is approximately 4,590,000. Asia Pacific manufacturing operations are conducted at 13 locations (11 owned; 2 leased) in Australia, China, Malaysia, New Zealand, Singapore and Vietnam, with a total combined square footage of approximately 2,310,000. European manufacturing operations are conducted at 15 locations (12 owned; 3 leased) in Finland, France, Germany, Ireland, Italy, The Netherlands, Poland, Switzerland and the United Kingdom, with a total combined square footage of approximately 1,702,000. In South America, we own two manufacturing facilities in Brazil with square footage of approximately 471,000. In India, we own one manufacturing facility with square footage of approximately 113,000. In South Africa, we own one manufacturing facility with square footage of approximately 89,000.

Shown below is a breakdown of the approximate square footage of principal facilities by region as of October 28, 2016:

Region	Approximate Square Footage Owned	Approximate Square Footage Leased	Total
North America	3,828,000	762,000	4,590,000
Asia Pacific	2,235,000	75,000	2,310,000
Europe	1,538,000	164,000	1,702,000
Other	673,000	—	673,000
Total	8,274,000	1,001,000	9,275,000
Set forth below is a breakdown of the approximate square footage of principal facilities by business segment:

Business Segment	Approximate Square Footage
Coatings	5,384,000
Paints	3,114,000
Other and Administrative	777,000
Total	9,275,000
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
Our common stock is listed on the New York Stock Exchange under the trading symbol VAL. The table below sets forth the quarterly high and low market prices of our common stock for fiscal years 2016 and 2015 as quoted on the New York Stock Exchange.

Market Price (high/low)
For the Fiscal Year	2016	2015
First Quarter	$85.27 - 71.99	$88.36 - 80.97
Second Quarter	$107.05 - 74.20	$90.91 - 81.04
Third Quarter	$108.64 - 105.90	$88.17 - 78.66
Fourth Quarter	$107.40 - 97.62	$84.05 - 70.58
The quarterly dividend declared November 17, 2016, to be paid on December 15, 2016 to common stockholders of record December 1, 2016, was increased to $0.37 per share. The table below sets forth the quarterly dividends paid for fiscal years 2016 and 2015.

	Per Share Dividends
For the Fiscal Year	2016	2015
First Quarter	$0.33	$0.30
Second Quarter	$0.33	$0.30
Third Quarter	$0.33	$0.30
Fourth Quarter	$0.33	$0.30
	$1.32	$1.20
The number of record holders of our common stock at December 13, 2016 was 1,101.
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Amount that May Yet be Purchased Under the Plans or Programs[1]
Repurchase program:
7/30/16 - 8/26/16	0	N/A	0	$1,175,630
8/27/16 - 9/22/16	0	N/A	0	$1,175,630
9/23/16 - 10/28/16	0	N/A	0	$1,175,630
Other transactions[2]	1,020	$105.75
1On November 21, 2014, the Board approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1.5 billion of outstanding shares of our common stock. We repurchased a total of 221,060 shares in fiscal 2016.
2Our other transactions include our acquisition of our common stock in satisfaction of tax-payment obligations upon vesting of restricted stock.
STOCK PERFORMANCE GRAPH
The following graph compares our cumulative total stockholder return for the last five fiscal years with the cumulative total return of the Standard & Poor’s 500 Stock Index and a peer group of companies selected by us on a line-of-business basis. The graph assumes the investment of $100 in our common stock, the S&P 500 Index and the peer group at the end of fiscal 2011 and the reinvestment of all dividends.

The companies selected to form the peer group index are: Akzo Nobel N.V.; Ferro Corporation; H.B. Fuller Company; Masco Corporation; Newell Rubbermaid Inc.; PPG Industries, Inc.; RPM International Inc.; and The Sherwin-Williams Company.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among The Valspar Corporation, a Peer Group and the S&P 500 Index

$350
$300
$250
$200
$150
$100
$50
$0
Valspar Corporation
S&P 500
Peer Group
10/28/11
10/26/12
10/25/13
10/31/14
10/30/15
10/28/16

	Cumulative Total Return
Fiscal Year End	2011	2012	2013	2014	2015	2016
Valspar	$100	$156	$202	$240	$240	$294
Peer Group	$100	$130	$193	$214	$244	$238
S&P 500	$100	$115	$147	$172	$181	$189
Assumes $100 invested on October 28, 2011 in our common stock, the Peer Group and the S&P 500 Index, including reinvestment of dividends.
EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by security holders	4,343,011	$41.01	4,105,254
Equity compensation plans not approved by security holders	None	None	None
Total	4,343,011	$41.01	4,105,254

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

		Fiscal Years
(Dollars in thousands, except per share amounts)		2016	2015	2014	2013	2012
Operating Results	Net sales	$4,190,552	$4,392,622	$4,625,624	$4,194,977	$4,106,888
	Cost and Expenses
	Cost of sales	2,654,968	2,841,233	3,086,578	2,836,919	2,753,184
	Operating expenses	1,006,545	951,403	979,137	865,634	871,434
	Gain on sale of certain assets	—	48,001	—	—	—
	Income from operations	529,039	647,987	559,909	492,424	482,270
	Interest expense	90,560	81,348	65,330	64,758	67,604
	Other (income) expense – net	3,960	2,838	2,697	3,871	(2,558)
	Income before income taxes	434,519	563,801	491,882	423,795	417,224
	Net income	353,040	399,506	345,401	289,255	292,497
	Net income as a percent of sales	8.4%	9.1%	7.5%	6.9%	7.1%
	Return on average equity	35.9%	42.8%	32.4%	24.7%	24.0%
	Per common share:
	Net income – basic	$4.47	$4.97	$4.13	$3.29	$3.20
	Net income – diluted	4.36	4.85	4.01	3.20	3.10
	Dividends paid	1.32	1.20	1.04	0.92	0.80
Financial Position	Total assets	$4,314,550	$4,318,575	$4,033,951	$4,025,509	$3,626,836
	Working capital	330,465	264,491	(127,164)	99,717	422,405
	Property, plant and equipment, net	668,443	632,765	645,102	633,475	550,968
	Long-term debt, net of current portion	1,556,952	1,706,933	950,035	1,037,392	1,012,578
	Stockholders’ equity	1,113,423	855,009	1,011,091	1,122,550	1,223,523
Other Statistics	Property, plant and equipment expenditures	$120,420	$97,126	$121,271	$116,749	$89,363
	Depreciation and amortization expense	98,022	92,603	100,910	88,159	93,704
	Research and development expense	139,318	133,365	136,381	133,789	123,644
	Total cash dividends	$104,553	$96,890	$87,427	$81,189	$73,351
	Average diluted common shares outstanding (000’s)	81,020	82,447	86,046	90,526	94,380
	Number of stockholders at year end	1,105	1,201	1,219	1,290	1,365
	Number of employees at year end	11,083	11,130	10,513	10,702	9,755
	Market price range – common stock:
	High	$108.64	$90.91	$82.26	$74.25	$59.81
	Low	71.99	70.58	66.94	55.17	33.17
Reference is made to the Notes to Consolidated Financial Statements for a summary of accounting policies and additional information.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share amounts)
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Financial Condition

•	Critical Accounting Estimates

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
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
We operate in over 25 countries, and approximately 45% of our total net sales in 2016 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
We have a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2016 and 2015 included 52 weeks while fiscal year 2014 included 53 weeks.
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
Proposed Merger with The Sherwin-Williams Company
On March 19, 2016, Valspar entered into an Agreement and Plan of Merger (the Merger Agreement) with The Sherwin-Williams Company (Sherwin-Williams) and Viking Merger Sub, Inc., a wholly-owned subsidiary of Sherwin-Williams (Merger Sub).
The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub will be merged with and into Valspar (the Merger), with Valspar surviving the Merger as a wholly-owned subsidiary of Sherwin-Williams, and (2) at the effective time of the Merger, each outstanding share of common stock of Valspar, par value $0.50 per share (Valspar common stock) (other than Valspar common stock held in treasury by Valspar, owned by a subsidiary of Valspar or owned by Sherwin-Williams or any of its wholly-owned subsidiaries, or shares with respect to which appraisal rights have been validly exercised and not lost in accordance with Delaware law) will be converted into the right to receive the Merger Consideration.
The Merger Consideration means $113.00 per share in cash, except that if Sherwin-Williams is required, in order to obtain the necessary antitrust approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of Net Sales (as defined in the Merger Agreement), then the Merger Consideration will be $105.00 per share in cash.
The Merger Agreement contains certain termination rights, and we may be required to pay Sherwin-Williams a termination fee of $300 million.
For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016, and which is incorporated by reference herein.
On June 29, 2016, Valspar stockholders voted to adopt the Merger Agreement at a special meeting of stockholders held for that purpose. Completion of the Merger remains subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act and the receipt of regulatory approvals in certain other jurisdictions.
The following discussion of results of operations and financial condition should be read in the context of this overview.

RESULTS OF OPERATIONS
Overview
Net sales in 2016 were $4,190,552 compared to $4,392,622 in 2015. The decline was primarily due to lower sales in our consumer paints product line, the impact of foreign currency exchange and lower sales in our general industrial product line. This decline was partially offset by the acquisition of the performance coating businesses of Quest Specialty Chemicals (Quest), which took place in the third quarter of 2015, and higher sales in our coil product line.
Foreign currency translation had a $128,600 negative impact on our net sales in 2016. The impact on earnings was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies versus the prior year.
Our raw material costs were approximately 80% of our cost of goods sold in 2016 and 2015.
Gross profit as a percent of sales increased to 36.6% from 35.3% in the prior year driven by improved productivity and favorable cost/price comparison. Operating expenses as a percentage of net sales increased to 24.0% from 21.7% primarily due to higher employee-related costs and costs related to the proposed merger, partially offset by lower marketing expenses. Net income as a percent of sales of 8.4% declined from 9.1%. This decline was the result of higher operating expenses and a 2015 gain on sale of certain assets of a non-strategic specialty product offering, partially offset by a lower tax rate and improved gross margin.

Restructuring
Fiscal year 2016 restructuring expenses primarily relate to initiatives to improve our global cost structure by consolidating our manufacturing operations in the Paints segment and reducing non-manufacturing headcount in our Paints and Coatings segments. These initiatives included moving manufacturing of selected products in our consumer paints product line to a third party (continuation of an initiative started in 2015), consolidating three sites in our automotive product line as a result of the Quest acquisition and reducing headcount in our Australia and Europe regions. These restructuring activities resulted in pre-tax charges of $18,505 or $0.15 per diluted share after taxes in fiscal year 2016. Included in fiscal 2016 restructuring charges are pre-tax non-cash asset-related charges of $7,358. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with Accounting Standards Codification (ASC)Topic 360, Property, Plant and Equipment. We currently expect additional expenses of approximately $1,200 in fiscal year 2017 for these restructuring plans, primarily related to site clean-up costs, employment-related costs and accelerated depreciation. We currently estimate that upon their completion in fiscal year 2017, these actions will reduce annual costs by approximately $10,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2018.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing facility and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations by moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $21,569 or $0.18 per diluted share for fiscal year 2015, including pre-tax non-cash asset-related charges of $2,842. See Note 18 in Notes to Consolidated Financial Statements for further information on restructuring.

Financial Results 2016 vs. 2015
The following tables present selected financial data for the years ended October 28, 2016 and October 30, 2015.

Net Sales	2016	2015	% Change
Coatings	$2,388,133	$2,496,528	(4.3)%
Paints	1,564,531	1,661,186	(5.8)%
Other and Administrative	237,888	234,908	1.3%
Consolidated net sales	$4,190,552	$4,392,622	(4.6)%

•
Consolidated Net Sales – Consolidated net sales for the year decreased 4.6%, including a negative impact of 2.9% from foreign currency. Excluding foreign currency exchange, the decrease was driven by lower sales in our consumer paints product line, primarily in North America, and lower sales in our general industrial product line, partially offset by the acquisition of Quest and higher sales in our coil product line.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the year decreased 4.3%, including a negative impact of 3.6% from foreign currency. Excluding foreign currency exchange, the decrease was driven by lower sales in our general industrial product line offset by improved sales in our coil and wood product lines.

•
Paints Segment Net Sales – Our Paints segment net sales for the year decreased 5.8%, including a negative impact of 2.1% from foreign currency. Excluding foreign currency exchange, the decrease was driven by lower sales in North America (primarily at Lowe's) and our Australia and Asia regions.  This was partially offset by higher sales in our automotive refinish product line primarily due to the acquisition of Quest.

Approximately $39,000 of the fiscal year 2016 decrease in sales was due to an adjustment in our product line offering at Lowe's, which impacted the first half of fiscal year 2016.

•
Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales increased 1.3%, including a negative impact of 1.0% from foreign currency. Excluding foreign currency exchange, the increased sales were primarily due to resins and furniture protection plans.

Gross Profit	2016	2015
Consolidated gross profit	$1,535,584	$1,551,389
As a percent of net sales	36.6%	35.3%

•
Gross Profit – The gross profit rate for 2016 increased 1.3 percentage points compared to 2015. The increase in gross profit rate was primarily driven by improved productivity and favorable cost/price comparison, partially offset by the impact of lower volume on manufacturing cost. Productivity includes procurement and manufacturing efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs, offset by changes in product pricing and promotions. Restructuring charges of $9,906 or 0.2% of net sales and $14,007 or 0.3% of net sales were included in the 2016 and 2015 periods, respectively.

Operating Expenses	2016	2015
Consolidated operating expenses[1]	$1,006,545	$951,403
As a percent of net sales	24.0%	21.7%

[1]	Includes research and development and selling, general and administrative costs. For breakout see Consolidated Statements of Operations.

•
Consolidated Operating Expenses (dollars) – Consolidated operating expenses increased $55,142 or 5.8% including a favorable impact of 2.7% from foreign currency. Excluding foreign currency exchange, the increase was primarily due to higher employee-related costs, costs related to the proposed merger and the addition of Quest, partially offset by lower marketing expenses. 2016 included costs of $28,021 related to the proposed merger with The Sherwin-Williams Company. There were no costs related to the proposed merger in the prior year. Restructuring charges of $8,599 or 0.2% of net sales and $7,562 or 0.2% of net sales were included in the 2016 and 2015 periods, respectively.

EBIT[1]	2016	2015
Coatings	$444,190	$483,649
As a percent of net sales	18.6%	19.4%
Paints	149,539	173,435
As a percent of net sales	9.6%	10.4%
Other and Administrative	(68,650)	(11,935)
As a percent of net sales	(28.9)%	(5.1)%
Consolidated EBIT	$525,079	$645,149
As a percent of net sales	12.5%	14.7%

[1]	EBIT is defined as earnings before interest and taxes.

•
Consolidated EBIT – EBIT for 2016 declined $120,070 or 18.6% or 2.2 percentage points as a percent of net sales from the prior year. 2015 EBIT included a pre-tax gain of $48,001 from the sale of certain assets of a non-strategic specialty product offering, recorded in the Coatings segment in the first quarter. 2016 EBIT declined due to higher employee-related costs, lower volumes and costs related to the proposed merger, partially offset by improved productivity. Restructuring charges were $18,505 or 0.4% of net sales, compared to $21,569 or 0.5% of net sales in fiscal year 2015. Foreign currency exchange had a negative impact on consolidated EBIT of $11,000 in 2016.

•
Coatings Segment EBIT – EBIT as a percent of net sales declined 0.8 percentage points from the prior year. The decrease was primarily due to the gain on sale of certain assets in the prior period and higher employee-related costs, partially offset by improved productivity, favorable cost/price comparison and lower restructuring charges. Restructuring charges for the 2016 and 2015 periods were $581 or 0.0% of net sales and $9,574 or 0.4% of net sales, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales decreased 0.8 percentage points from the prior year. The decrease was driven by the effect of lower volumes, impairment of a certain asset group in our consumer paints product line and higher restructuring charges, partially offset by improved productivity and favorable cost/price comparison. Restructuring charges for 2016 and 2015 periods were $16,239 or 1.0% of net sales and $11,913 or 0.7% of net sales, respectively. Acquisition-related charges of $5,320 or 0.3% were included in fiscal year 2015.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales decreased 23.8 percentage points from the prior year primarily due to costs related to the proposed merger and increased employee-related costs.

Interest Expense	2016	2015
Consolidated interest expense	$90,560	$81,348

•	Interest Expense – Interest expense increased in fiscal year 2016 primarily due to higher average debt levels, primarily from the Quest acquisition.

Effective Tax Rate	2016	2015
Effective tax rate	18.8%	29.1%

•
Effective Tax Rate – The lower 2016 effective tax rate was primarily due to the recognition of U.S. foreign tax credits, additional U.S. research and development credits, and the reversal of certain foreign valuation allowances.

Net Income	2016	2015	% Change
Consolidated net income	$353,040	$399,506	(11.6)%

Financial Results 2015 vs. 2014
The following tables present selected financial data for the years ended October 30, 2015 and October 31, 2014.

Net sales	2015	2014	% Change
Coatings	$2,496,528	$2,585,416	(3.4)%
Paints	1,661,186	1,806,051	(8.0)%
Other and Administrative	234,908	234,157	0.3%
Consolidated net sales	$4,392,622	$4,625,624	(5.0)%

•
Consolidated Net Sales – Consolidated net sales for the year decreased 5.0%, including a negative impact of 5.0% from foreign currency. Lower sales in our consumer paints product line due to a change in product line offering at Lowe's that took effect in the first quarter of 2015 and the 53rd week in 2014 were primarily offset by net new business in our Coatings segment and the acquisition of Quest in our Paints segment.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the year decreased 3.4%, including a negative impact of 6.0% from foreign currency. Excluding foreign currency exchange, the increase was due to new business, partially offset by the impact of the 53rd week in 2014.

•
Paints Segment Net Sales – Our Paints segment net sales for the year decreased 8.0%, including a negative impact of 4.0% from foreign currency. Excluding foreign currency exchange, the decrease in net sales was driven primarily by a change in our product line offering at Lowe's that took effect in the first quarter of 2015, a change in price/mix and the 53rd week in 2014, partially offset by the acquisition of Quest in the third quarter of 2015 and volume growth outside the U.S due to new business.

Paints segment sales in North America in fiscal year 2015 have declined versus the previous year primarily due to an adjustment in our product line offering at Lowe's. This customer informed us that in fiscal year 2015 they were discontinuing one of the several products that we supply. The total net impact of this adjustment on fiscal year 2015 net sales was approximately $150,000. We took actions to mitigate a portion of the effect on our business of this expected sales decline, including reductions in operating expenses as well as restructuring activities in the Paints segment (see Note 18 in the Consolidated Financial Statements for more information on restructuring activities).

•
Other and Administrative Net Sales – The Other and Administrative category includes the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales increased 0.3%, including a negative impact of 2.5% from foreign currency. Excluding foreign currency exchange, the increased sales were primarily due to furniture protection plans and resins.

Gross Profit	2015	2014
Consolidated gross profit	$1,551,389	$1,539,046
As a percent of net sales	35.3%	33.3%

•
Gross Profit – The gross profit rate increased 2.0 percentage points. The increase in gross profit rate was primarily driven by improved productivity, favorable cost/price comparison and lower restructuring charges, partially offset by acquisition-related charges from Quest. Productivity includes procurement efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs, offset by changes in product pricing and promotions. Restructuring charges of $14,007 or 0.3% of net sales and $28,471 or 0.6% of net sales were included in the 2015 and 2014 periods, respectively. Acquisition-related charges of $4,428 or 0.1% of net sales were included in fiscal year 2015.

Operating Expenses	2015	2014
Consolidated operating expenses[1]	$951,403	$979,137
As a percent of net sales	21.7%	21.2%

[1]	Includes research and development and selling, general and administrative costs. For breakout see Consolidated Statements of Operations.
Consolidated Operating Expenses (dollars) – Consolidated operating expenses decreased $27,734 or 2.8% including a favorable impact of 5.0% from foreign currency. Excluding foreign currency exchange, dollars in fiscal year 2015 increased primarily due to investments to support our growth initiatives, Quest operating expenses and higher bad debt expense, partially offset by lower incentive compensation accruals and lower restructuring charges. Restructuring charges of $7,562 or 0.2% of net sales and 12,668 or 0.3% of net sales were included in the 2015 and 2014 periods, respectively. Acquisition-related charges of $892 were included in fiscal year 2015.

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

•
Coatings Segment EBIT – EBIT as a percent of net sales increased 4.3 percentage points from the prior year. The increase was primarily due to the gain on sale of certain assets of a non-strategic specialty product offering of $48,001, improved productivity, favorable cost/price comparison and lower restructuring charges, partially offset by higher operating expense. Restructuring charges for the 2015 and 2014 periods were $9,574 or 0.4% of net sales and $28,902 or 1.1% of net sales, respectively.

•
Paints Segment EBIT – EBIT as a percent of net sales decreased 0.2 percentage points from the prior year. The decrease was driven by the effect of lower volumes in our consumer product line in North America and acquisition-related charges from the Quest acquisition, partially offset by improved productivity. Restructuring charges for 2015 and 2014 periods were $11,913 or 0.7% of net sales and $11,934 or 0.7% of net sales, respectively. Acquisition-related charges of $5,320 or 0.3% of net sales were included in fiscal year 2015.

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

Net Income	2015	2014	% Change
Consolidated net income	$399,506	$345,401	15.7%

FINANCIAL CONDITION
Cash Flow
Cash flow provided by operations was $482,712 in 2016, compared to $383,200 in 2015 and $347,104 in 2014. Cash flow provided by operations in 2016 increased due to overall working capital becoming a source of cash as accounts receivable declined in line with lower sales.
In 2016, we used cash flow from operations to reduce debt by $264,521 and to fund $120,420 in capital expenditures, $104,553 of dividend payments and $24,408 for acquisitions of businesses, net of cash acquired.
Debt and Capital Resources
Our debt classified as current was $221,446 at October 28, 2016 compared to $334,153 at October 30, 2015. Total debt was $1,778,398 at October 28, 2016 and $2,041,086 at October 30, 2015. The decrease in total debt from October 30, 2015 was driven by the use of cash flow from operations to repay debt. The ratio of total debt to capital was 61.5% at October 28, 2016, compared to 70.5% at October 30, 2015. Average debt outstanding during 2016 was $2,019,317 at a weighted average interest rate of 4.48% versus $1,908,101 at 4.26% in 2015. Interest expense for 2016 was $90,560 compared to $81,348 in 2015.
During 2016, $150,000 of unsecured Senior Notes that mature on May 1, 2017 were reclassified as current portion of long-term debt.
On August 3, 2015, we retired $150,000 of unsecured Senior Notes in accordance with their scheduled maturity using commercial paper.
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

We maintain a $750,000 unsecured revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000.
Our short-term debt consists primarily of commercial paper. The weighted-average annual interest rates on outstanding short-term borrowings were 1.27% and 0.64% on October 28, 2016 and October 30, 2015, respectively. To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.
In July 2013, we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014. In July 2014, this facility was extended for one year to July 2015. We paid off and terminated the bilateral credit facility in December 2014.
As of October 28, 2016 and October 30, 2015, our bank credit facilities consisted of the following:

	October 28, 2016
	Total Outstanding	Facility Size
December 2018 unsecured committed credit revolving facility[1]	$62,389	$750,000
Uncommitted bank lines of credit	8,950	109,825
Total bank credit facilities	$71,339	$859,825

	October 30, 2015
	Total Outstanding	Facility Size
December 2018 unsecured committed credit revolving facility[1]	$327,869	$750,000
Uncommitted bank lines of credit	6,153	97,512
Total bank credit facilities	$334,022	$847,512

[1]
We have a $450,000 commercial paper program backed by our $750,000 bank syndicate committed credit revolving facility, as amended and restated. We pay a 0.15% per year commitment fee on the full amount of the facility. The facility includes $62,389 and $327,869 of commercial paper as of October 28, 2016 and October 30, 2015, respectively.

Our unsecured committed credit revolving facility has covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 28, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.
As of October 28, 2016, we had total committed liquidity of $862,331, comprised of $174,720 in cash and cash equivalents and $687,611 in unused committed bank credit facilities, compared to $608,092 of total committed liquidity as of October 30, 2015. At October 28, 2016 we had unused lines of committed and uncommitted credit available from banks of $788,486.
Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance international acquisitions. Our investment policy on excess cash is to preserve principal. As of October 28, 2016, $165,616 of the $174,720 of cash (on the Consolidated Balance Sheets) was held by foreign subsidiaries. If these funds were repatriated to the U.S. we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of October 28, 2016.

We paid common stock dividends of $104,553 or $1.32 per share in 2016, an increase of 10.0% per share over 2015 common stock dividends of $96,890 or $1.20 per share.
We have continuing authorization to purchase shares of our common stock for general corporate purposes. We repurchased 221,060 shares totaling $18,134 in 2016 compared to 3,891,545 shares totaling $322,420 in 2015 and 4,705,081 shares totaling $349,181 in 2014. On November 21, 2014, the Board approved a new share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of common stock. This new program was effective immediately and replaced the previous repurchase authorization. As of October 28, 2016, $1,175,630 remained available for purchase under our repurchase authorization.
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

Contractual Obligations
The following table summarizes our contractual obligations as of October 28, 2016 for the fiscal years ending in October:

	2017	2018	2019	2020	2021	2022 and thereafter	Total
Notes & interest to banks	$72,247	$127	$—	$—	$—	$6	$72,380
Senior notes & interest	226,163	71,625	363,469	49,875	49,875	1,594,243	2,355,250
Bank fees	1,125	1,125	141	—	—	—	2,391
Capital leases	1,047	1,047	1,047	1,047	1,047	12,996	18,231
Medical retiree/SERP/pension	1,438	1,242	1,344	1,489	1,449	19,771	26,733
Operating leases	32,656	25,151	17,658	11,182	9,316	32,635	128,598
Capital expenditures	57,976	—	—	—	—	—	57,976
Commodity purchase commitments	1,157	—	—	—	—	—	1,157
Telecommunication commitments	2,133	—	—	—	—	—	2,133
IT commitments	2,842	2,162	—	—	—	—	5,004
Marketing commitments	27,331	17,468	14,341	14,341	14,341	111,439	199,261
Total contractual cash obligations	$426,115	$119,947	$398,000	$77,934	$76,028	$1,771,090	$2,869,114
We expect to make cash outlays in the future related to uncertain tax positions. However, due to the uncertainty of the timing of future cash flows, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $19,067 as of October 28, 2016, have been excluded from the contractual obligations table above. For further information related to unrecognized tax benefits, see Note 12 in Notes to Consolidated Financial Statements.

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
We believe the following areas are affected by significant judgments and estimates used in the preparation of our Consolidated Financial Statements and that the judgments and estimates are reasonable:
Revenue Recognition
We recognize revenue from product sales at the time the product is delivered or title has passed, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. We offer promotional and rebate programs to our customers. These programs require estimates of customer participation and performance and are recorded at the time of sale as deductions from revenue. We also offer consumer programs to promote the sale of our products and record them as a reduction in revenue at the time the consumer offer is made using estimated redemption and participation. Revenues exclude sales taxes collected from our customers.
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

Goodwill for each of our reporting units and indefinite-lived assets is tested for impairment at least annually during the fourth quarter, and between annual tests if an event occurs, or circumstances change. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We have determined that we have four separate reporting units with goodwill. There was no change to our reporting units in 2016, 2015, or 2014.

The goodwill test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

In applying the goodwill and indefinite-lived intangible assets impairment tests, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If, after assessing these qualitative factors, the Company determines it is more likely than not that the carrying value is less than the fair value, then performing the two-step impairment test is unnecessary.

For the two-step impairment test, in step 1, we calculate the fair value of the reporting units weighting the income approach and the market approach which is then compared with the reporting units carrying value. For the income approach, we utilize a discounted cash flow where the discount rate reflects the weighted average costs of capital. The income approach is most sensitive to the discount rate, long-term sales growth rates and forecasted operating margins. For the market approach, average revenue and earnings before interest, tax, depreciation and amortization multiples derived from our peer group are weighted and adjusted for size, risk and growth of the individual reporting unit to determine the reporting unit’s business enterprise fair value. Additionally, in assessing goodwill impairment, we consider the implied control premium and if it is reasonable based on other recent market transactions. For reporting units that pass step 1, we perform a sensitivity analysis on the discount rate, long-term sales growth rate and forecasted operating margin assumptions.

Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized.
For indefinite-lived intangible assets, we utilize a relief from royalty method when applying the quantitative assessment. The relief from royalty method is most sensitive to the discount rate, royalty rate and long-term sales growth rates. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

The following is a description of the goodwill and indefinite-lived assets impairment tests performed for each of the fiscal years:

Fiscal Year 2016

During the annual goodwill and indefinite-lived intangible assets impairment tests, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value (step 0). We concluded that it was more likely than not that the carrying value was less than the fair value. Accordingly, we did not perform a two-step quantitative analysis.

Fiscal Years 2015 and 2014

During the annual impairment tests, we performed step 1 of the quantitative goodwill impairment test. In both years, we determined that the fair value exceeded the carrying value and did not perform step 2.

During the annual impairment tests, we performed step 1 of the indefinite-lived intangible assets impairment test. In both years, we determined that the fair value exceeded the carrying value and did not perform further analysis.

The assumptions used in our impairment testing could be adversely affected by certain risks discussed in “Risk Factors” in Item 1A of this report.

Pension and Post-Retirement Medical Obligations
We sponsor several defined benefit plans for certain hourly and salaried employees. We sponsor post-retirement medical benefits for certain U.S. employees. The amounts recognized in our financial statements are determined on an actuarial basis. To accomplish this, extensive use is made of assumptions about inflation, investment returns, mortality, turnover, medical trend rates and discount rates. A change in these assumptions could cause actual results to differ from those reported. A reduction of 50 basis points in the long-term rate of return and a reduction of 50 basis points in the discount rate would have increased our pension expense $2,236 in fiscal 2016. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation.
Income Taxes
At each period end, it is necessary for us to make certain estimates and assumptions to compute the provision for income taxes including, but not limited to, the projections of the proportion of income (or loss) earned and taxed in the foreign jurisdictions and the extent to which this income (or loss) may also be taxed in the United States, permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of uncertain tax positions. Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Internal Revenue Service (IRS) has completed the audit of our U.S. federal tax returns for fiscal years 2010, 2011 and 2013. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of those audits. The IRS is currently auditing our U.S. federal income tax return for fiscal year 2012. We are also currently under audit in several state and foreign jurisdictions. We do not anticipate any material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of those audits. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.
Stock-based Compensation
The valuation of stock options requires us to use judgments and assumptions. There were no stock options issued in 2016.
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
These risks, uncertainties and other factors include, but are not limited to, deterioration in general economic conditions, both domestic and international, that may adversely affect our business; fluctuations in availability and prices of raw materials, including raw material shortages and other supply chain disruptions, and the inability to pass along or delays in passing along raw material cost increases to our customers; dependence of internal sales and earnings growth on business cycles affecting our customers and growth in the domestic and international coatings industry; market share loss to, and pricing or margin pressure from, larger competitors with greater financial resources; significant indebtedness that restricts the use of cash flow from operations for acquisitions and other investments; our access to capital is subject to global economic and capital market conditions; dependence on acquisitions for growth, and risks related to future acquisitions, including adverse changes in the results of acquired businesses, the assumption of unforeseen liabilities and disruptions resulting from the integration of acquisitions; risks and uncertainties associated with operating in foreign markets, including achievement of profitable growth in developing markets; impact of fluctuations in foreign currency exchange rates on our financial results; loss of business with key customers; our ability to innovate in order to meet customers' product demands, which may change based on customers' preferences and competitive factors; damage to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; possible interruption, failure or compromise of the information systems we use to operate our business; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; unusual weather conditions adversely affecting sales; civil unrest and the outbreak of war and other significant national and international events; risks relating to our Merger with Sherwin-Williams including, the possibility that the closing conditions to the contemplated transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the transaction or the possibility of non-consummation of the transaction; the potential for regulatory authorities to require divestitures in connection with the proposed transaction and the possibility that Valspar stockholders consequently receive $105 per share instead of $113 per share; the occurrence of any event that could give rise to termination of the Merger Agreement; the risk that stockholder litigation in connection with the contemplated transaction may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof; risks related to the disruption of the transaction to Valspar and its management; and the effect of announcement of the transaction on Valspar’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties.
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

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At October 28, 2016, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), the UK (GBP), Australia (AUD), Brazil (BRL) and Canada (CAD).
We are also subject to interest rate risk. At October 28, 2016, approximately 4.0% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the fourth quarter would not have a material impact on our results of operations or financial position.

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
Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, the Company’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 28, 2016 based on criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO).
Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 28, 2016. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of October 28, 2016. That report is included herein.
Gary E. Hendrickson
Chairman and Chief Executive Officer

James L. Muehlbauer
Chief Financial and Administrative Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
The Valspar Corporation
We have audited The Valspar Corporation and subsidiaries’ internal control over financial reporting as of October 28, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Valspar Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the corporation’s internal control over financial reporting based on our audit.
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
In our opinion, The Valspar Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 28, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Valspar Corporation and subsidiaries as of October 28, 2016 and October 30, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended October 28, 2016, and our report dated December 20, 2016, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
The Board of Directors and Stockholders
The Valspar Corporation
We have audited the accompanying consolidated balance sheets of The Valspar Corporation and subsidiaries (the Corporation) as of October 28, 2016 and October 30, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended October 28, 2016. Our audits also included the financial statement schedule listed in Item 15 (a). These financial statements and schedule are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Valspar Corporation and subsidiaries at October 28, 2016 and October 30, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 28, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Valspar Corporation and subsidiaries’ internal control over financial reporting as of October 28, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated December 20, 2016, expressed an unqualified opinion thereon.

Minneapolis, Minnesota
December 20, 2016

The Valspar Corporation and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

		October 28, 2016	October 30, 2015
Assets
Current assets	Cash and cash equivalents	$174,720	$185,961
	Restricted cash	857	1,307
	Accounts and notes receivable net of allowances (2016 - $7,502; 2015 - $9,550)	815,432	857,256
	Inventories	473,294	451,909
	Deferred income taxes	32,033	37,707
	Prepaid expenses and other	99,949	97,090
	Total current assets	1,596,285	1,631,230
Goodwill		1,284,706	1,287,703
Intangibles, net		625,399	643,100
Other Assets		118,543	112,735
Long-term deferred income taxes		21,174	11,042
Property, plant and equipment
	Land	73,855	75,634
	Buildings	477,795	463,716
	Machinery and equipment	1,130,806	1,042,988
	Property, plant and equipment, gross	1,682,456	1,582,338
	Less accumulated depreciation	(1,014,013)	(949,573)
	Property, plant and equipment, net	668,443	632,765
	Total assets	$4,314,550	$4,318,575
Liabilities and Stockholders’ Equity
Current liabilities	Short-term debt	$71,339	$334,022
	Current portion of long-term debt	150,107	131
	Trade accounts payable	553,152	553,737
	Income taxes payable	28,216	36,010
	Other accrued liabilities	463,006	442,839
	Total current liabilities	1,265,820	1,366,739
	Long-term debt, net of current portion	1,556,952	1,706,933
	Long-term deferred income taxes	191,821	240,919
	Other long-term liabilities	186,534	148,975
	Total liabilities	3,201,127	3,463,566
Stockholders’ equity
	Common stock (par value $0.50 per share; authorized - 250,000,000 shares; shares issued, including shares in treasury - 2016: 118,442,624; 2015: 118,442,624)	59,220	59,220
	Additional paid-in capital	495,920	474,044
	Retained earnings	2,458,101	2,209,628
	Accumulated other comprehensive income (loss)	(217,183)	(195,498)
	Less cost of common stock in treasury (2016 - 39,019,811 shares; 2015 - 39,458,773 shares)	(1,682,635)	(1,692,385)
	Total stockholders’ equity	1,113,423	855,009
	Total liabilities and stockholders’ equity	$4,314,550	$4,318,575
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	October 28, 2016	October 30, 2015	October 31, 2014
For the Year Ended	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$4,190,552	$4,392,622	$4,625,624
Cost of sales	2,654,968	2,841,233	3,086,578
Gross profit	1,535,584	1,551,389	1,539,046
Research and development	139,318	133,365	136,381
Selling, general and administrative	867,227	818,038	842,756
Operating expenses	1,006,545	951,403	979,137
Gain on sale of certain assets	—	48,001	—
Income from operations	529,039	647,987	559,909
Interest expense	90,560	81,348	65,330
Other (income) expense - net	3,960	2,838	2,697
Income before income taxes	434,519	563,801	491,882
Income taxes	81,479	164,295	146,481
Net income	$353,040	$399,506	$345,401
Net income per common share - basic	$4.47	$4.97	$4.13
Net income per common share - diluted	$4.36	$4.85	$4.01
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	October 28, 2016	October 30, 2015	October 31, 2014
For the Year Ended	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$353,040	$399,506	$345,401
Other comprehensive income (loss):
Foreign currency translation	(12,167)	(178,309)	(62,783)
Defined benefit pension and post-retirement plans adjustment	(14,297)	2,940	(17,162)
Unrealized gain (loss) on financial instruments	1,251	1,006	1,879
Income tax benefit (provision)	3,528	(1,465)	4,977
Other comprehensive income (loss)	(21,685)	(175,828)	(73,089)
Comprehensive income	$331,355	$223,678	$272,312
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Changes in Equity
(Dollars in thousands, except per share amounts)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 25, 2013	$59,220	$444,609	$1,648,980	$(1,083,678)	$53,419	$1,122,550
Net income	—	—	345,401	—	—	345,401
Other comprehensive income (loss)	—	—	—	—	(73,089)	(73,089)
Restricted stock granted for 62,994 Shares, net of forfeitures	—	2,886	—	2,558	—	5,444
Director stock granted for 11,124 shares	—	432	—	423	—	855
Common stock options exercised of 1,098,023 shares	—	7,855	—	36,009	—	43,864
Purchase of shares of common stock for treasury of 4,705,081 shares	—	—	—	(349,181)	—	(349,181)
Cash dividends on common stock – $1.04 per share (net of forfeited restricted stock dividends of $47)	—	—	(87,380)	—	—	(87,380)
Stock option expense	—	6,382	—	—	—	6,382
Purchase of equity award shares	—	(3,755)	—	—	—	(3,755)
Balance, October 31, 2014	$59,220	$458,409	$1,907,001	$(1,393,869)	$(19,670)	$1,011,091
Net income	—	—	399,506	—	—	399,506
Other comprehensive income (loss)	—	—	—	—	(175,828)	(175,828)
Stock-based compensation, net	—	10,157	—	3,694	—	13,851
Director stock granted for 15,067 shares	—	440	—	643	—	1,083
Common stock options exercised of 621,237 shares	—	3,212	—	19,567	—	22,779
Purchase of shares of common stock for treasury of 3,891,545 shares	—	—	—	(322,420)	—	(322,420)
Cash dividends on common stock – $1.20 per share (net of forfeited restricted stock dividends of $11)	—	—	(96,879)	—	—	(96,879)
Stock option expense	—	1,826	—	—	—	1,826
Balance, October 30, 2015	$59,220	$474,044	$2,209,628	$(1,692,385)	$(195,498)	$855,009
Net income	—	—	353,040	—	—	353,040
Other comprehensive income (loss)	—	—	—	—	(21,685)	(21,685)
Stock-based compensation, net	—	18,718	—	—	—	18,718
Restricted stock vested and common stock options exercised of 660,022 shares	—	3,158	—	27,884	—	31,042
Purchase of shares of common stock for treasury of 221,060 shares	—	—	—	(18,134)	—	(18,134)
Cash dividends on common stock – $1.32 per share (net of forfeited restricted stock dividends of $14)	—	—	(104,567)	—	—	(104,567)
Balance, October 28, 2016	$59,220	$495,920	$2,458,101	$(1,682,635)	$(217,183)	$1,113,423
See Notes to Consolidated Financial Statements

The Valspar Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	October 28, 2016	October 30, 2015	October 31, 2014
For the Year Ended	(52 weeks)	(52 weeks)	(53 weeks)
Operating Activities:
Net income	$353,040	$399,506	$345,401
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Depreciation	86,216	82,963	92,637
Amortization	11,806	9,640	8,273
Stock-based compensation	30,250	14,793	28,314
Deferred income taxes	(50,206)	(3,058)	(2,107)
(Gain)/loss on asset divestitures	(805)	(51,256)	(3,301)
Impairment of certain long-lived assets	5,867	—	—
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	42,837	(83,098)	(116,566)
(Increase)/decrease in inventories and other assets	(26,136)	(23,102)	(105,841)
Increase/(decrease) in trade accounts payable and other accrued liabilities	31,279	48,791	84,111
Increase/(decrease) in income taxes payable	9,842	(6,402)	3,938
Increase/(decrease) in other non-current liabilities	(9,645)	(5,128)	7,175
Other	(1,633)	(449)	5,070
Net cash (used in)/provided by operating activities	482,712	383,200	347,104
Investing Activities:
Purchases of property, plant and equipment	(120,420)	(97,126)	(121,271)
Acquisition of businesses, net of cash acquired	(24,408)	(346,680)	—
Proceeds from divestiture of businesses	—	54,552	4,716
Cash proceeds on disposal of assets	10,128	7,650	3,872
(Increase)/decrease in restricted cash	450	1,561	683
Net cash (used in)/provided by investing activities	(134,250)	(380,043)	(112,000)
Financing Activities:
Net proceeds from issuance of debt	—	1,187,357	123,867
Payments of debt	(2,078)	(635,686)	(118,714)
Net change in other borrowings	3,037	(13,988)	8,937
Net proceeds (repayments) of commercial paper	(265,480)	(61,007)	66,393
Proceeds from stock options exercised	16,416	12,043	24,233
Treasury stock purchases	(18,134)	(322,420)	(349,181)
Excess tax benefit from stock-based compensation	14,626	13,150	19,161
Dividends paid	(104,553)	(96,890)	(87,427)
Net cash (used in)/provided by financing activities	(356,166)	82,559	(312,731)
Increase/(decrease) in cash and cash equivalents	(7,704)	85,716	(77,627)
Effect of exchange rate changes on cash and cash equivalents	(3,537)	(27,958)	(10,320)
Cash and cash equivalents at beginning of period	185,961	128,203	216,150
Cash and cash equivalents at end of period	$174,720	$185,961	$128,203
Interest and income taxes paid:
Interest paid, net of amounts capitalized	$90,378	$76,847	$65,297
Income taxes paid	$120,183	$155,283	$104,291
See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
The Valspar Corporation and Subsidiaries
Years Ended October 2016, 2015 and 2014
(Dollars in thousands, except per share amounts)
NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES
Description of Business: The Valspar Corporation (Valspar, the Company, we, us or our) is a global leader in the paints and coatings industry. We develop, manufacture and distribute a broad range of coatings, paints and related products, and operate our business in two reportable segments: Coatings and Paints.
Proposed Merger with The Sherwin-Williams Company
On March 19, 2016, Valspar entered into an Agreement and Plan of Merger (the Merger Agreement) with The Sherwin-Williams Company (Sherwin-Williams) and Viking Merger Sub, Inc., a wholly-owned subsidiary of Sherwin-Williams (Merger Sub).
The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub will be merged with and into Valspar (the Merger), with Valspar surviving the Merger as a wholly-owned subsidiary of Sherwin-Williams, and (2) at the effective time of the Merger, each outstanding share of common stock of Valspar, par value $0.50 per share (Valspar common stock) (other than Valspar common stock held in treasury by Valspar, owned by a subsidiary of Valspar or owned by Sherwin-Williams or any of its wholly-owned subsidiaries, or shares with respect to which appraisal rights have been validly exercised and not lost in accordance with Delaware law) will be converted into the right to receive the Merger Consideration.
The Merger Consideration means $113.00 per share in cash, except that if Sherwin-Williams is required, in order to obtain the necessary antitrust approvals, to commit to any divestiture, license, hold separate, sale or other disposition of or with respect to assets, businesses or product lines of Valspar, Sherwin-Williams or their subsidiaries representing, in the aggregate, in excess of $650 million of Net Sales (as defined in the Merger Agreement), then the Merger Consideration will be $105.00 per share in cash.
The Merger Agreement contains certain termination rights, and we may be required to pay Sherwin-Williams a termination fee of $300 million.
For further information on the Merger Agreement, refer to the Merger Agreement, a copy of which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2016, and which is incorporated by reference herein.
On June 29, 2016, Valspar stockholders voted to adopt the Merger Agreement at a special meeting of stockholders held for that purpose. Completion of the Merger remains subject to certain closing conditions, including the expiration or termination of the applicable waiting period under the U.S. Hart-Scott-Rodino Antitrust Improvements Act and the receipt of regulatory approvals in certain other jurisdictions.
In connection with the proposed Merger, we recognized costs of $28,021 for the year ended October 28, 2016 in selling, general and administrative expenses in the Consolidated Statements of Operations, for employee-related expenses, professional services and regulatory fees.
Fiscal Year: We have a 4-4-5 week accounting cycle with the fiscal year ending on the Friday on or immediately preceding October 31. Fiscal years 2016 and 2015 both include 52 weeks while 2014 includes 53 weeks.
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
Estimates: The preparation of financial statements in conformity with United States generally accepted accounting principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions impact, among others, the following: the amount of revenue deferred under extended furniture protection plans, the amount of accounts receivable that will be uncollectible, the amount of customer rebates owed, the amount of inventory reserves, the amount to be paid for other liabilities, including contingent liabilities, assumptions around the valuation of goodwill and indefinite-lived intangible assets, including impairment, our pension expense and pension funding requirements, the fair value of stock option awards and the computation of our income tax expense and liability. Actual results could differ from these estimates.

Revenue Recognition: We recognize revenue from product sales at the time the product is delivered or title has passed, a sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Discounts provided to customers at the point of sale are recognized as reductions in revenue as the products are sold. We offer promotional and rebate programs to our customers. These programs require estimates of customer participation and performance and are recorded at the time of sale as deductions from revenue. We also offer consumer programs to promote the sale of our products and record them as a reduction in revenue at the time the consumer offer is made using estimated redemption and participation. Revenues exclude sales taxes collected from our customers.
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
Freight Costs: Freight costs on shipments to our customers are included in cost of sales.
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
Inventories: Inventories are stated at the lower of cost or market. Our domestic inventories, except for our Quest Specialty Chemicals (Quest) subsidiaries, are recorded using the last-in, first-out (LIFO) method. The remaining inventories are recorded using the first-in, first-out (FIFO) method.
Other Assets: We have long-term contracts with certain customers, under which we are obligated to make various up-front payments for which we expect to receive a benefit in excess of the cost over the term of the contract. These up-front payments are deferred and reflected in other assets. Contract incentives are amortized on a straight-line basis over the term of the contract, while equipment is amortized on a straight-line basis over the shorter of the economic life of the equipment or the term of the contract. Amortization expense for contract incentives is classified in our Consolidated Statements of Operations as a reduction of revenue. In certain circumstances, payments for equipment will meet the specific identifiable benefit criteria and the amortization expense will be classified in operating expenses.
Goodwill and Indefinite-Lived Intangible Assets: Goodwill represents the excess of cost over the fair value of identifiable net assets of businesses acquired. Indefinite-lived intangible assets primarily consist of purchased technology, trademarks and trade names.
Goodwill for each of our reporting units and indefinite-lived assets is tested for impairment at least annually during the fourth quarter, and between annual tests if an event occurs, or circumstances change. A reporting unit is an operating segment or a component of an operating segment for which discrete financial information is available and reviewed by management on a regular basis. We have determined that we have four separate reporting units with goodwill. There was no change to our reporting units in 2016, 2015 or 2014.

The goodwill test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. In step 2, we would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

In applying the goodwill and indefinite-lived intangible assets impairment tests, we may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (step 0). Qualitative factors may include, but are not limited to, economic, market and industry conditions, cost factors, and overall financial performance of the reporting unit. If, after assessing these qualitative factors, the Company determines it is more likely than not that the carrying value is less than the fair value, then performing the two-step impairment test is unnecessary.

For the two-step impairment test, in step 1, we calculate the fair value of the reporting units weighting the income approach and the market approach which is then compared with the reporting units carrying value. For the income approach, we utilize a discounted cash flow where the discount rate reflects the weighted average costs of capital. The income approach is most sensitive to the discount rate, long-term sales growth rates and forecasted operating margins. For the market approach, average revenue and earnings before interest, tax, depreciation and amortization multiples derived from our peer group are weighted and adjusted for size, risk and growth of the individual reporting unit to determine the reporting unit’s business enterprise fair value. Additionally, in assessing goodwill impairment, we consider the implied control premium and if it is reasonable based on other recent market transactions.

For indefinite-lived intangible assets, we utilize a relief from royalty method when applying the quantitative assessment. The relief from royalty method is most sensitive to the discount rate, royalty rate and long-term sales growth rates. If the carrying value of the indefinite-lived intangible assets exceeds the fair value of the asset, the carrying value is written down to fair value in the period identified.

The following is a description of the goodwill and indefinite-lived assets impairment tests performed for each of the fiscal years:

Fiscal Year 2016

During the annual goodwill and indefinite-lived intangible assets impairment tests, we assessed qualitative factors to determine whether it was more likely than not that the fair value of each reporting unit is less than its carrying value (step 0). We concluded that it was more likely than not that the carrying value was less than the fair value. Accordingly, we did not perform a two-step quantitative analysis.

Fiscal Years 2015 and 2014

During the annual impairment tests, we performed step 1 of the quantitative goodwill impairment test. In both years, we determined that the fair value exceeded the carrying value and did not perform step 2.

During the annual impairment tests, we performed step 1 of the indefinite-lived intangible assets impairment test. In both years, we determined that the fair value exceeded the carrying value and did not perform further analysis.

Impairment of Long-Lived Tangible and Intangible Assets with Finite Lives: We evaluate long-lived assets, including tangible and intangible assets with finite lives, for indicators of impairment. An impairment loss is recognized whenever events or changes in circumstances indicate the carrying amount of an asset is not recoverable. When reviewing for impairment, assets are grouped and evaluated at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. We consider historical performance and future estimated results in our evaluation of impairment. If the carrying amount of the asset exceeds expected undiscounted future cash flows, we measure the amount of impairment by comparing the carrying amount of the asset to its fair value. Intangibles with finite lives (primarily customer lists and patents) are amortized using the straight-line method over the estimated useful lives.
Property, Plant and Equipment: Property, plant and equipment, including capitalized interest, are recorded at cost. Property under capital lease is being amortized as a provision for depreciation over the shorter of the lease or their useful lives. Expenditures that improve or extend the life of the respective assets are capitalized, while maintenance and repairs are expensed as incurred. Provision for depreciation of property, plant and equipment are made by charges to operations at rates calculated to amortize the cost of the property, plant and equipment over their useful lives (20 years for buildings; 1 to 10 years for machinery and equipment) primarily using the straight-line method.
Stock-Based Compensation: We recognized compensation expense for our stock-based compensation plans, which include non-qualified stock options, cash settled restricted stock units, restricted stock, and other equity settled awards.  Expense for options with graded vesting is recognized using the straight-line method. The fair value of stock-based compensation is determined at the grant date and the recognition of the related expense is recorded over the requisite service period of the award. Share awards are issued from common stock in treasury. See Note 10 for additional information.
Advertising Costs: Advertising costs are expensed as incurred and totaled $49,393, $56,697 and $81,855 in 2016, 2015 and 2014, respectively.
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
On June 1, 2015, we purchased the performance coating businesses of Quest, which include automotive refinish, aerosol and related specialty paint products, for total consideration of approximately $350,000. The acquisition strengthens our value proposition in automotive refinish and broadens distribution and range of high-performance products. The acquisition was recorded at fair value primarily in our Paints segment and an allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition.
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

NOTE 3 – INVENTORIES
The major classes of inventories consist of the following:

	2016	2015
Manufactured products	$287,040	$268,832
Raw materials, supplies and work-in-progress	186,254	183,077
Total inventories	$473,294	$451,909
Our international inventories are recorded using the first-in, first-out (FIFO) method. Domestic inventories, except for Quest, are recorded using the last-in, first-out (LIFO) method. Total LIFO inventories were $205,161 at October 28, 2016 and $190,132 at October 30, 2015, approximately $49,804 and $55,780 lower, respectively, than such costs determined under the FIFO method.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the fiscal years ended October 28, 2016 and October 30, 2015 are as follows:

	Coatings	Paints	Other	Total
Balance, October 31, 2014	$836,594	$263,855	$25,375	$1,125,824
Goodwill acquired	2,474	214,140	—	216,614
Goodwill disposed	(3,764)	—	—	(3,764)
Currency translation gain (loss)	(41,291)	(7,437)	(2,243)	(50,971)
Balance, October 30, 2015	$794,013	$470,558	$23,132	$1,287,703
Goodwill acquired	11,845	—	—	11,845
Measurement period adjustment	—	(3,521)	—	(3,521)
Currency translation gain (loss)	(4,791)	(6,392)	(138)	(11,321)
Balance, October 28, 2016	$801,067	$460,645	$22,994	$1,284,706
Information regarding our intangible assets is as follows:

	Estimated Useful Life	Carrying Amount	Accumulated Amortization	Net
Balance, October 28, 2016
Customer lists	15 to 40 years	$328,343	$(87,478)	$240,865
Technology	Indefinite	172,381	—	172,381
Trademarks	Indefinite	202,894	—	202,894
Other	2 to 50 years	24,246	(14,987)	9,259
Total		$727,864	$(102,465)	$625,399
Balance, October 30, 2015
Customer lists	20 to 40 years	$327,782	$(76,070)	$251,712
Technology	Indefinite	175,652	—	175,652
Trademarks	Indefinite	208,261	—	208,261
Other	10 to 50 years	22,064	(14,589)	7,475
Total		$733,759	$(90,659)	$643,100
The decrease in goodwill during fiscal year 2016 is primarily due to foreign currency translation and measurement period adjustments for the Quest acquisition, offset by goodwill acquired from the ISVA acquisition. The decrease in intangible assets during fiscal year 2016 is due to foreign currency translation and amortization, offset by customer lists and trademarks acquired from acquisitions.
The increase in goodwill during fiscal year 2015 is due to the Quest acquisition partially offset by foreign currency translation and the divestiture of a non-strategic specialty product offering in our Coatings segment. The increase in intangible assets during fiscal year 2015 is primarily due to acquired customer lists, trademarks and technology as part of the Quest acquisition, partially offset by foreign currency translation and amortization.
Total intangible asset amortization expense was $11,806, $9,640, and $8,273 in 2016, 2015 and 2014, respectively. The remaining life averages for assets included in the customer lists and other categories is 24 years and 28 years, respectively. Estimated amortization expense for each of the five succeeding fiscal years is approximately $12,000 annually.

NOTE 5 – SUPPLEMENTAL DISCLOSURES RELATED TO CURRENT LIABILITIES
Other accrued liabilities include the following:

	2016	2015
Employee compensation	$168,234	$149,838
Customer volume rebates and incentives	98,748	91,933
Uninsured loss reserves and deferred revenue	60,343	59,040
Taxes, insurance, professional fees and services	42,777	45,755
Interest	25,993	25,856
Contribution to employees' retirement trusts	24,296	16,218
Advertising and promotions	15,242	17,264
Restructuring	7,727	12,065
Deferred tax liability	576	1,512
Other	19,070	23,358
Total other accrued liabilities	$463,006	$442,839

NOTE 6 – GUARANTEES
Furniture Protection Plans: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. The range of contractual lives for our extended furniture protection plans is three years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of October 28, 2016 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years. We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted furniture protection plan contracts are made in the period in which such losses can be estimated. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts differ from the amounts estimated as of the date of the financial statements, gross margin would be affected in future periods when we revise our estimates.
Warranties: We offer warranties for certain products. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified.
Changes in the recorded amounts included in other accrued liabilities, both short and long-term during the three years ended October 28, 2016 are as follows:

Balance, October 25, 2013	$78,818
Additional net deferred revenue/accrual made during the period	8,982
Payments made during the period	(7,173)
Balance, October 31, 2014	$80,627
Additional net deferred revenue/accrual made during the period	11,086
Payments made during the period	(8,842)
Balance, October 30, 2015	$82,871
Additional net deferred revenue/accrual made during the period	17,275
Payments made during the period	(10,108)
Balance, October 28, 2016	$90,038

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

Recurring Fair Value Measurements
The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at October 28, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$39,842	$39,842	$—	$—
Restricted cash[1]	857	857	—	—
Foreign currency contracts[2]	267	—	267	—
Deferred compensation plan assets[3]	12,864	12,864	—	—
Total assets	$53,830	$53,563	$267	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$26,139	$26,139	$—	$—
Restricted cash[1]	1,307	1,307	—	—
Foreign currency contracts[2]	207	—	207	—
Deferred compensation plan assets[3]	6,579	6,579	—	—
Total assets	$34,232	$34,025	$207	$—
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
The following tables provide information regarding the estimated fair value of our outstanding debt which is recorded at carrying value in the Consolidated Balance Sheets:

	Fair Value at October 28, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,777,957	$1,777,957	$—	$—
Non-publicly traded debt	78,398	—	78,398	—
Total debt	$1,856,355	$1,777,957	$78,398	$—

	Fair Value at October 30, 2015	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,741,003	$1,741,003	$—	$—
Non-publicly traded debt	341,086	—	341,086	—
Total debt	$2,082,089	$1,741,003	$341,086	$—
1 Debt is recorded at carrying value of $1,778,398 and $2,041,086 on the Consolidated Balance Sheets as of October 28, 2016 and October 30, 2015, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 9 for additional information on debt.
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

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS
We use derivative financial instruments to manage interest rate and foreign currency exchange risks. We enter into derivative financial instruments with high-credit quality counterparties and diversify our positions among such counterparties to reduce our exposure to credit losses. We do not have any credit-risk-related contingent features in our derivative contracts as of October 28, 2016.
At October 28, 2016, we had $6,141 notional amount of foreign currency contracts that mature during fiscal year 2017. These foreign currency contracts have been designated as cash flow hedges with unrealized gains or losses recorded in accumulated other comprehensive income (loss). Gains and losses are reclassified from accumulated other comprehensive income (loss) to other expense (income) in the Consolidated Statements of Operations when the underlying hedged item is realized. At October 30, 2015, we had $8,903 notional amount of foreign currency contracts maturing in fiscal year 2016. There was no material ineffectiveness for these hedges during 2016 or 2015.
At October 28, 2016 and October 30, 2015, we had no treasury lock contracts in place. The accumulated other comprehensive loss amount in our Consolidated Balance Sheets as of October 28, 2016 and October 30, 2015 represents the unamortized gains and losses, net of tax, from treasury lock contracts settled in previous periods. Unamortized gains and losses are reclassified ratably from accumulated other comprehensive income (loss) to interest expense in our Consolidated Statements of Operations over the term of the related debt. At October 28, 2016, the amount that will be recognized in interest expense in fiscal year 2017 is $1,402.
Our derivative assets and liabilities subject to fair value measurement (see Note 7) include the following:

	Fair Value at October 28, 2016	Fair Value at October 30, 2015
Assets
Prepaid expenses and other:
Foreign currency contracts	$267	$207
Total assets	$267	$207

Derivative gains (losses) recognized in accumulated other comprehensive income (AOCI) and on the Consolidated Statements of Operations for fiscal year ended October 28, 2016 and October 30, 2015, respectively, are as follows:

For the Year Ended October 28, 2016	Amount of Gain (Loss) Recognized in AOCI	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings
Derivatives designated as cash flow hedges
Foreign currency contracts	$60	Other income (expense), net	$511
Treasury lock contracts	1,191	Interest expense	(1,191)
Total derivatives designated as cash flow hedges	$1,251	Total	$(680)

For the Year Ended October 30, 2015	Amount of Gain (Loss) Recognized in AOCI	Statement of Operations Classification	Amount of Gain (Loss) Recognized in Earnings
Derivatives designated as cash flow hedges
Foreign currency contracts	$(248)	Other income (expense), net	$1,269
Treasury lock contracts	1,254	Interest expense	(1,254)
Total derivatives designated as cash flow hedges	$1,006	Total	$15

NOTE 9 – DEBT
Our debt consists of the following:

	2016	2015
Notes to banks (weighted average interest rate of 2.74% at October 28, 2016 and 9.28% at October 30, 2015)	$8,950	$6,153
Commercial paper (1.00% - 1.10% at October 28, 2016 and 0.43% - 0.50% at October 30, 2015)	62,389	327,869
Total short-term debt	71,339	334,022
Capital leases	107	131
Senior notes - due 2017 at 6.05%	150,000	—
Total current portion of long-term debt	150,107	131
Notes to banks (weighted average interest rate 1.94% at October 28, 2016 and 0.00% at October 30, 2015)	132	6
Capital leases	6,820	6,927
Senior notes (at fixed rates)
Due 2017 at 6.05%	—	150,000
Due 2019 at 7.25%	300,000	300,000
Due 2022 at 4.20%	400,000	400,000
Due 2025 at 3.30%	250,000	250,000
Due 2026 at 3.95%	350,000	350,000
Due 2045 at 4.40%	250,000	250,000
Total long-term debt	1,556,952	1,706,933
Total debt	$1,778,398	$2,041,086
During 2016, $150,000 of unsecured Senior Notes that mature on May 1, 2017 were reclassified as current portion of long-term debt.
On August 3, 2015, we retired $150,000 of unsecured Senior Notes in accordance with their scheduled maturity using commercial paper.
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
We maintain a $750,000 unsecured revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000.
In July 2013, we entered into a U.S. dollar equivalent unsecured committed revolving bilateral credit facility, expiring July 2014. In July 2014, this facility was extended for one year to July 2015. We paid off and terminated the bilateral credit facility in December 2014.
We have a capital lease covering a building that terminates in 2034. Refer to Note 17 for additional information on leasing arrangements.
As of October 28, 2016 and October 30, 2015, our bank credit facilities consisted of the following:

	October 28, 2016
	Total Outstanding	Facility Size
December 2018 unsecured committed credit revolving facility[1]	$62,389	$750,000
Uncommitted bank lines of credit	8,950	109,825
Total bank credit facilities	$71,339	$859,825

	October 30, 2015
	Total Outstanding	Facility Size
December 2018 unsecured committed credit revolving facility[1]	$327,869	$750,000
Uncommitted bank lines of credit	6,153	97,512
Total bank credit facilities	$334,022	$847,512

[1]
We have a $450,000 commercial paper program backed by our $750,000 bank syndicate committed credit revolving facility, as amended and restated. We pay a 0.15% per year commitment fee on the full amount of the facility. The facility includes $62,389 and $327,869 of commercial paper as of October 28, 2016 and October 30, 2015, respectively.

Our unsecured committed credit revolving facility has covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of October 28, 2016. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification. Borrowings under these debt arrangements had an average annual interest rate of 4.46% in 2016, 10.92% in 2015 and 12.30% in 2014.
Our short-term debt consists primarily of commercial paper. The weighted-average annual interest rates on outstanding short-term borrowings were 1.27% and 0.64% on October 28, 2016 and October 30, 2015, respectively. To ensure availability of funds, we maintain uncommitted bank lines of credit sufficient to cover outstanding short-term borrowings. These arrangements are reviewed periodically for renewal and modification.

The future maturities of long-term debt are as follows:

Maturities
2017	$150,107
2018	126
2019	300,000
2020	—
2021	—
Thereafter	1,256,826

NOTE 10 – STOCK-BASED COMPENSATION
Our 2015 Omnibus Equity Plan (the Omnibus Plan) authorizes us to grant or issue non-qualified stock options, cash settled awards, share awards and other equity settled awards of up to 7,000,000 shares of common stock. Under the Omnibus Plan, awards denominated in shares of common stock other than options reduce the pool of reserved shares at a multiple of 3.51 times the number of shares awarded. Stock options awarded through the Omnibus Plan reduce the reserved share pool at a rate equal to the number of options granted. As of October 28, 2016, there were 4,105,254 shares available for future grants.
Upon adoption and approval of the Omnibus Plan, all of our previous equity incentive compensation plans were terminated. However, existing awards under those plans continue to vest in accordance with the original vesting schedule and will expire at the end of their original term.
Total stock-based compensation expense was $30,250, $14,793 and $28,314 in 2016, 2015 and 2014, respectively.
Stock Options: Stock options issued to participants other than non-employees and retirement eligible employees vest over three to five years and typically have a contractual term of 10 years. Stock options vest immediately upon grant for non-employee directors.
Stock-based compensation expense included in our Consolidated Statements of Operations for stock options was $5,522, $1,826, and $6,382 in fiscal year 2016, 2015, and 2014, respectively. The total grant-date fair value of options vested during the year was $6,974, $6,363 and $4,444 in fiscal year 2016, 2015 and 2014, respectively. As of October 28, 2016, there was $6,085 of total unrecognized pre-tax compensation cost related to non-vested awards that are expected to be recognized over a weighted-average period of 1.6 years.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, we make predictive assumptions regarding future stock price volatility, employee exercise behavior, dividend yield, and the forfeiture rate. The dividend yield assumption is based on the expected annual dividend yield on the grant date. Expected stock price volatility is estimated using historical volatility over the expected life of the option. The risk-free interest rate for periods during the expected term of the options is based on yields available on the grant date for U.S. Treasury STRIPS with maturity consistent with the expected life assumption. The expected life represents the period of time that options granted are expected to be outstanding based on historical data to estimate option exercises and employee terminations within the valuation model.
The following table sets forth the weighted-average fair values and assumptions on which the fair values are determined. There were no stock option awards granted during 2016:

	2015	2014
Expected dividend yield	1.7%	1.4%
Expected stock price volatility	23.0%	30.0%
Risk-free interest rate	1.8%	2.2%
Expected life of options	6.7 years	6.8 years
Weighted average fair value on the date of grant	$15.72	$22.54

Stock option activity for the three years ended October 28, 2016 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price per share1	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value[2]
Balance, October 25, 2013	6,062,817	$31.37	5.9 years	$235,887
Granted	297,865	76.50
Exercised	(1,098,023)	25.18		54,909
Canceled	(20,419)	53.07
Balance, October 31, 2014	5,242,240	$35.15	5.5 years	$246,440
Granted	467,860	72.58
Exercised	(621,237)	28.20		34,497
Canceled	(51,301)	68.27
Balance, October 30, 2015	5,037,562	$39.15	5.2 years	$210,609
Granted	—	—
Exercised	(684,735)	26.90		44,994
Canceled	(9,816)	67.78
Balance, October 28, 2016	4,343,011	$41.01	4.6 years	$246,345
Exercisable	3,927,965	37.63	4.2 years	236,072
1 The exercise price of the options granted during these periods was equal to the market price of the underlying stock on the date of grant.
2 Intrinsic values are based on our closing stock price on the last trading day of the year for in-the-money options.
Options exercisable of 4,241,769 at October 30, 2015 and 4,489,970 at October 31, 2014 had weighted-average exercise prices of $32.99 and $29.74, respectively.
Restricted Stock: Restricted stock awards vest over three to five years. Stock-based compensation expense included in our Consolidated Statements of Operations for restricted stock was $2,607, $2,161 and $5,878 in fiscal year 2016, 2015 and 2014, respectively. As of October 28, 2016, there was $3,339 of total unrecognized pre-tax compensation cost related to restricted stock that is expected to be recognized over a weighted-average period of 2.2 years. There were no restricted stock awards granted during fiscal year 2016.
The following table sets forth a reconciliation of restricted stock for the three years ended October 28, 2016:

	Shares Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, Balance, October 25, 2013	356,923	$39.54	$25,085
Granted	85,121	74.78	6,366
Vested	(139,994)	35.90	9,831
Forfeited	(22,127)	42.79	(947)
Balance, Balance, October 31, 2014	279,923	$51.82	$22,998
Granted	103,863	86.21	8,954
Vested	(154,703)	38.57	12,948
Forfeited	(13,217)	77.21	(1,021)
Balance, Balance, October 30, 2015	215,866	$76.36	$17,474
Granted	—	—	—
Vested	(46,400)	64.28	3,777
Forfeited	(3,429)	83.72	(287)
Balance, October 28, 2016	166,037	$79.58	$16,227

Stock-Settled Restricted Stock Units: We have issued both time and performance based stock-settled restricted stock units to certain participants under the Omnibus Plan.
Time-based
Time-based restricted stock units represent future shares issuable and cliff vest at the end of a three to four year service period. Stock-based compensation expense included in our Consolidated Statements of Operations for stock-settled restricted stock units was $4,704, $1,831 and $0 in fiscal year 2016, 2015 and 2014, respectively. As of October 28, 2016, there was $23,102 of total unrecognized pre-tax compensation cost related to these units that is expected to be recognized over a weighted-average period of 2.5 years.
The following table sets forth a reconciliation of the time-based stock-settled restricted stock units:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 31, 2014	—	$—	$—
Granted	93,938	85.00	7,985
Vested	(1,204)	86.85	(105)
Forfeited	(6,949)	85.56	(595)
Balance, October 30, 2015	85,785	$84.93	$6,944
Granted	284,950	94.35	26,885
Vested	(1,050)	82.43	82
Forfeited	(9,902)	78.93	(775)
Balance, October 28, 2016	359,783	$92.56	$35,162
Performance-based
Performance-based units represent shares potentially issuable in the future based upon EPS over a three year performance period. Dividends are accrued during the performance period for these grants. The fair value of performance share units is calculated based on the stock price at the time of grant. Compensation expense included in our Consolidated Statements of Operations for performance-based stock-settled restricted stock units was $6,096 and $2,299 in fiscal years 2016 and 2015, respectively. As of October 28, 2016, there was $8,589 of total unrecognized pre-tax compensation cost related to performance-based stock-settled restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.
The following table sets forth a reconciliation of the performance-based stock-settled restricted stock units:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Balance, October 31, 2014	—	$—	$—
Granted	73,468	87.03	6,394
Vested	(1,598)	87.03	(139)
Forfeited	(5,641)	87.03	(490)
Balance, October 30, 2015	66,229	$87.03	$5,764
Granted	75,548	78.27	5,913
Vested	—	—	—
Forfeited	(1,288)	84.41	(244)
Balance, October 28, 2016	140,489	$82.32	$13,574
Cash-settled Restricted Stock Units: Cash-settled restricted stock units granted through our Omnibus Plan cliff vest at the end of a three to five year service period. These awards are cash-settled and are classified as a liability, which is marked to market each period. This liability is included within our long-term liabilities. Stock-based compensation expense included in our Consolidated Statements of Operations for cash-settled restricted stock units was $11,321, $5,593 and $15,198 in fiscal year 2016, 2015 and 2014, respectively. Cash payments for cash-settled restricted stock units were $7,783, $15,437 and $8,083 in 2016, 2015 and 2014, respectively. There were no payments for cash-settled restricted stock units prior to 2014. As of October 28, 2016, there was $5,285 of total unrecognized pre-tax compensation cost related to cash-settled restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.
The following table sets forth a reconciliation of cash-settled restricted stock units for the three years ended October 28, 2016:

	Units Outstanding	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value[3]
Balance, October 25, 2013	598,523	$46.41	$42,064
Granted	143,244	71.50	10,243
Vested	(111,798)	37.62	7,960
Forfeited	(33,881)	51.76	(1,754)
Balance, October 31, 2014	596,088	$53.78	$48,975
Granted	48,081	84.28	4,052
Vested	(180,723)	43.94	(15,273)
Forfeited	(51,630)	59.30	(3,017)
Balance, October 30, 2015	411,816	$60.99	$33,337
Granted	42,749	79.98	3,419
Vested	(85,467)	64.72	6,954
Forfeited	(16,595)	74.98	(1,244)
Balance, October 28, 2016	352,503	$61.73	$34,450
3 Intrinsic value of cash-settled restricted stock units vested was based on our closing stock price on the last trading day of the year.
Stock Awards: Stock awards are issued and outstanding upon date awarded. Stock-based compensation expense included in our Consolidated Statements of Operations for stock awards was $0, $1,083, and $856 in fiscal year 2016, 2015 and 2014, respectively. Cash awards were granted in lieu of stock awards to non-employee directors during fiscal year 2016.

NOTE 11 – PENSIONS AND OTHER POST-RETIREMENT BENEFITS
Savings and Retirement Plan: We sponsor a Savings and Retirement Plan for substantially all of our U.S. employees. Under the Plan, we match employee contributions up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a year-end discretionary contribution that can range from 4% to 13% of eligible employees’ pay as defined in the Plan. U.S. employees who are not eligible for the Savings and Retirement Plan have the option to participate in a separate 401(k) Employee Stock Ownership Plan. We match employee contributions made by participants in that plan up to a maximum of 3% of employees’ compensation. In addition to matching employees’ contributions throughout the year, there is a discretionary year-end matching contribution that can range from 0% to 3%. Employer contributions to the Plans totaled $27,502, $20,927, and $20,981 for 2016, 2015, and 2014, respectively.
Executive Retirement Plans: We have Supplemental Executive Retirement Plans (SERPs) to provide retirement, death and disability benefits to a limited number of former employees. Annual benefits under the SERPs are based on years of service and individual compensation near retirement.
Pension and Post-Retirement Medical Plans: We sponsor several defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service. We fund the plans in amounts consistent with the limits of allowable tax deductions. During fiscal year 2016, we made contributions of approximately $2,101 to our pension plans. We also sponsor a post-retirement medical plan that provides subsidized medical benefits for eligible retired employees and their eligible dependents. The plan changed on January 1, 2009 to eliminate the subsidy for future retirees with the exception of a small group of employees near retirement that will still be eligible for the subsidized coverage at retirement. A 1% increase in the medical trend rates would not have a material effect on post-retirement medical expense or the post-retirement benefit obligation. For the fiscal year ending October 27, 2017, we expect our total contributions to our funded pension plans, unfunded pension, non-qualified plans and post-retirement medical plans to be at least $1,438.

The cost of pension and post-retirement medical benefits recognized in the Consolidated Statements of Operations is as follows:

	Pension
	2016	2015	2014
Service cost	$2,709	$3,543	$4,358
Interest cost	12,992	13,734	14,848
Expected return on plan assets	(19,115)	(19,294)	(19,907)
Amortization of prior service cost	448	484	480
Recognized actuarial loss	6,532	6,602	6,190
Net periodic benefit cost	3,566	5,069	5,969
Settlement gain	66	(52)	(422)
Curtailment gain	—	(2,913)	—
Net total benefit cost	$3,632	$2,104	$5,547

	Post-Retirement Medical
	2016	2015	2014
Service cost	$287	$204	$153
Interest cost	358	367	382
Expected return on plan assets	N/A	N/A	N/A
Amortization of prior service cost	(128)	(128)	(128)
Recognized actuarial loss	385	431	369
Net periodic benefit cost	$902	$874	$776
The plans’ funded status is shown below, along with a description of how the status changed during the past two years. The benefit obligation is the projected benefit obligation—the actuarial present value, as of a date, of all benefits attributed by the pension benefit formula to employee service rendered prior to that date.

	Pension		Post-Retirement Medical
Change in Benefit Obligation	2016	2015	2016	2015
Benefit obligation beginning of year	$320,071	$354,403	$8,346	$9,127
Service cost	2,709	3,543	287	204
Interest cost	12,992	13,734	358	367
Plan participants’ contributions	64	179	—	—
Plan amendments	105	473	—	—
Actuarial loss/(gain)	30,703	37	(306)	(254)
Benefits paid	(15,303)	(14,865)	(803)	(1,098)
Expenses paid from assets	(361)	(497)	—	—
Currency impact	(7,705)	(9,342)	—	—
Curtailments	—	(6,487)	—	—
Settlements	—	(21,107)	—	—
Benefit obligation at end of year	$343,275	$320,071	$7,882	$8,346

	Pension		Post-Retirement Medical
Change in Plan Assets	2016	2015	2016	2015
Fair value of plan assets at beginning of year	$293,886	$323,874	$—	$—
Actual return on plan assets	25,663	9,979	—	—
Employer contributions	2,101	3,024	803	1,098
Plan participants’ contributions	64	179	—	—
Benefit payments	(15,303)	(14,865)	(803)	(1,098)
Expenses paid from assets	(361)	(497)	—	—
Currency impact	(7,326)	(6,701)	—	—
Settlements	—	(21,107)	—	—
Fair value of assets at end of year	$298,724	$293,886	$—	$—

	Pension		Post-Retirement Medical
Funded Status	2016	2015	2016	2015
Projected benefit obligation	$(343,275)	$(320,071)	$(7,882)	$(8,346)
Plan assets at fair value	298,724	293,886	—	—
Net funded status - over / (under)	$(44,551)	$(26,185)	$(7,882)	$(8,346)
Funded status - overfunded plans	$1,613	$1,608	$—	$—
Funded status - underfunded plans	(46,164)	(27,793)	(7,882)	(8,346)

	Pension		Post-Retirement Medical
Amounts Recognized in Balance Sheet	2016	2015	2016	2015
Noncurrent assets	$1,613	$1,608	$—	$—
Current liabilities	(577)	(663)	(677)	(759)
Noncurrent liabilities	(45,587)	(27,130)	(7,205)	(7,587)

	Pension		Post-Retirement Medical
Amounts in Accumulated Other Comprehensive Income	2016	2015	2016	2015
Net loss	$129,514	$114,310	$3,805	$4,498
Net prior service cost (credit)	3,956	4,298	(55)	(183)
Other comprehensive loss - total	$133,470	$118,608	$3,750	$4,315

	Pension		Post-Retirement Medical
Amortization expense expected to be recognized during next fiscal year	2016	2015	2016	2015
Prior service cost (credits)	$439	$448	$(55)	$(128)
Net loss	7,203	6,578	322	385
Our pension and post-retirement medical plans with accumulated benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2016	2015	2016	2015
Projected/accumulated post-retirement benefit obligation	$336,597	$313,799	$7,882	$8,346
Accumulated benefit obligation	332,634	309,878	N/A	N/A
Fair value of plan assets	290,434	286,006	N/A	N/A

Our pension and post-retirement medical plans with projected benefit obligations in excess of plan assets were as follows:

	Pension		Post-Retirement Medical
	2016	2015	2016	2015
Projected benefit obligation	$336,597	$313,799	N/A	N/A
Accumulated benefit obligation	332,634	309,878	N/A	N/A
Fair value of plan assets	290,434	286,006	N/A	N/A
Our pension and post-retirement medical plans with projected benefit obligations less than or equal to plan assets were as follows:

	Pension		Post-Retirement Medical
	2016	2015	2016	2015
Projected benefit obligation	$6,677	$6,272	N/A	N/A
Accumulated benefit obligation	6,638	6,195	N/A	N/A
Fair value of plan assets	8,290	7,880	N/A	N/A
Actuarial Assumptions: We determine our actuarial assumptions on an annual basis. The effect of any changes in actuarial assumptions is recorded in net periodic benefit cost. These assumptions are weighted to reflect each country having requirements that may impact the cost of providing retirement benefits. We employ a total return investment approach for the domestic and foreign pension plan assets. A mix of equities and fixed income investments are used to maximize the long-term return on plan assets for a prudent level of risk. In determining the expected long-term rate of return, management considers the historical rates of return, the nature of investments and an expectation of future investment strategies. Our expected return on plan assets utilizes a calculated-value technique that recognizes changes in actual investment return from expected investment return in a systematic and rational manner over a 5 year period. We use the most recent mortality tables available for each country.

	Pension		Post-Retirement Medical
Assumption Ranges Used in Net Periodic Benefit Cost	2016	2015	2016	2015
Discount rate	2.25% - 4.50%	2.50% - 4.50%	4.50%	4.25%
Expected long-term return on plan assets	6.00% - 7.25%	2.50% - 7.25%	N/A	N/A
Average increase in compensation	2.25% - 3.25%	2.25% - 3.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	6 Years	4 Years
	Pension		Post-Retirement Medical
Assumption Ranges Used to Determine Benefit Obligation	2016	2015	2016	2015
Discount rate	1.25% - 4.00%	2.25% - 4.50%	4.00%	4.50%
Rate of compensation increase	2.25% - 3.25%	2.25% - 3.25%	N/A	N/A
Initial medical trend rate	N/A	N/A	7.00%	7.00%
Ultimate medical trend rate	N/A	N/A	5.00%	5.00%
Years to ultimate rate	N/A	N/A	5 Years	6 Years
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

The weighted average asset allocations for the past two fiscal years by asset category are as follows:

	Pension Plans
Asset Allocation	2016	2015	Target Allocation
Equity securities	57%	60%	50% - 60%
Debt securities	42%	39%	40% - 50%
Other	1%	1%	—%
Total	100%	100%	100%
The following tables provide information on the fair value of pension plan assets. See Note 7 for more information on fair value measurements.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 28, 2016	Level 1	Level 2	Level 3
Domestic Equity Securities
Commingled trust	$80,056	$—	$80,056	$—
Mutual fund	29,184	29,184	—	—
International Equity Securities
Mutual funds	60,043	27,365	32,678	—
Total equity securities	169,283	56,549	112,734	—
Domestic Fixed Income
Mutual fund	94,468	94,468	—	—
International Fixed Income
Debt securities	15,827	—	15,827	—
Mutual funds	14,017	—	14,017	—
Total fixed income	124,312	94,468	29,844	—
Other Investments
Cash	2,888	2,888	—	—
Real estate	2,241	—	1,741	500
Total other investments	5,129	2,888	1,741	500
Total	$298,724	$153,905	$144,319	$500

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	October 30, 2015	Level 1	Level 2	Level 3
Domestic Equity Securities
Commingled trust	$80,473	$—	$80,473	$—
Mutual fund	29,670	29,670	—	—
International Equity Securities
Mutual funds	65,921	30,059	35,862	—
Total equity securities	176,064	59,729	116,335	—
Domestic Fixed Income
Mutual fund	89,934	89,934	—	—
International Fixed Income
Debt securities	10,104	—	10,104	—
Mutual funds	13,212	—	13,212	—
Total fixed income	113,250	89,934	23,316	—
Other Investments
Cash	3,205	3,205	—	—
Real estate	1,367	—	867	500
Total other investments	4,572	3,205	867	500
Total	$293,886	$152,868	$140,518	$500
Pension plan investments in publicly-traded corporate stocks and mutual funds are classified as Level 1 investments within the fair value hierarchy, as determined by quoted market prices. Pension plan investments in mutual funds that are not exchange-traded, and commingled trusts, and certain other investments are classified as Level 2 investments within the fair value hierarchy. These investments are valued at net asset value based on the underlying securities, as determined by the sponsor. Level 3 investments are related to real estate in the U.S. pension plans. The fair value is determined primarily based on the cost basis of the real estate. There were no transfers between levels for all periods presented.
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
The following table provides a reconciliation of the beginning and ending balances of pension assets measured at fair value that used significant unobservable inputs (Level 3):

	Total	U.S.	Non-U.S.
Balance, October 31, 2014	$20,774	$500	$20,274
Actual return on plan assets relating to assets still held at reporting date	1,507	—	1,507
Purchases	336	—	336
Settlements	(21,133)	—	(21,133)
Transfers in and/or out of Level 3	—	—	—
Currency impact	(984)	—	(984)
Balance, October 30, 2015	$500	$500	$—
Actual return on plan assets relating to assets still held at reporting date	—	—	—
Purchases	—	—	—
Settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—
Currency impact	—	—	—
Balance, October 28, 2016	$500	$500	$—

Estimated Future Benefits: The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

	Pension	Post-retirement Medical
2017	$16,036	$691
2018	16,040	592
2019	16,576	549
2020	17,199	533
2021	17,382	482
2022- 2026	91,115	2,166
Total	$174,348	$5,013

NOTE 12 – INCOME TAXES
Income before income taxes consisted of the following:

	2016	2015	2014
Domestic	$270,423	$353,068	$349,174
Foreign	164,096	210,733	142,708
Total income before income taxes	$434,519	$563,801	$491,882
Significant components of the provision for income taxes are as follows:

	2016	2015	2014
Current
Federal	$77,173	$92,820	$86,698
State	10,852	12,911	9,908
Foreign	43,660	61,622	51,982
Total current	$131,685	$167,353	$148,588
Deferred
Federal	$(36,739)	$2,192	$20,166
State	(3,201)	1,236	436
Foreign	(10,266)	(6,486)	(22,709)
Total deferred	(50,206)	(3,058)	(2,107)
Total income taxes	$81,479	$164,295	$146,481

Significant components of our deferred tax assets and liabilities are as follows:

	2016	2015
Deferred Tax Assets
Insurance reserves	$7,860	$7,261
Compensation	46,815	40,716
Deferred revenue	16,722	13,163
Pension	14,888	8,519
Accrued expenses	32,581	30,424
Tax credits and carryforwards	49,957	27,164
Other	12,414	12,180
	181,237	139,427
Less: valuation allowance	(7,996)	(15,872)
Total deferred tax assets	$173,241	$123,555
Deferred Tax Liabilities
Prepaids	$(19,486)	$(20,360)
Tax in excess of book depreciation	(35,432)	(32,701)
LIFO	(18,642)	(20,622)
Intangible assets	(238,870)	(235,139)
Other	—	(8,415)
Total deferred tax liabilities	(312,430)	(317,237)
Net deferred tax liabilities	$(139,189)	$(193,682)
We recognize a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The valuation allowances of $7,996 and $15,872 at the end of fiscal years 2016 and 2015 respectively, primarily relate to foreign net operating losses.
Cumulative foreign tax loss carryforwards at the end of fiscal year 2016 were $74,409. Of this amount, $29,429 will be subject to expiration between fiscal year 2017 and fiscal year 2026. The majority of these foreign tax loss carryforwards will be subject to expiration beginning in 2021. The remaining losses of $44,980 are not subject to expiration. Cumulative foreign tax credits at the end of fiscal year 2016 were $32,324. The majority of these foreign tax credits will be subject to expiration in fiscal years 2025 and 2026.
A reconciliation of income tax computed at the U.S. federal statutory tax rate to the effective income tax rate is as follows:

	2016	2015	2014
Tax (benefit) at U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.5%	1.5%	1.3%
Domestic manufacturing activities	(1.8)%	(1.5)%	(1.6)%
Tax credit on foreign dividends	(6.3)%	(2.3)%	—%
Non-U.S. taxes	(3.7)%	(3.2)%	(2.4)%
Valuation allowance	(1.8)%	—%	(1.8)%
Research and Development Credit	(3.3)%	—%	—%
Other	(0.8)%	(0.4)%	(0.7)%
Total effective income tax rate	18.8%	29.1%	29.8%
No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free. The total of undistributed earnings that would be subject to federal income tax if remitted under existing law is approximately $588,777 at October 28, 2016. Determination of the unrecognized deferred tax liability related to these earnings is not practicable because of the complexities with its hypothetical calculation. Upon distribution of these earnings, we will be subject to U.S. taxes and withholding taxes payable to various foreign governments. A credit for foreign taxes already paid would be available to reduce the U.S. tax liability.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) for fiscal year 2014 through 2016 is as follows:

Unrecognized tax benefits at October 25, 2013	$15,363
Increases in tax positions for prior years	3,004
Decreases in tax positions for prior years	(217)
Increases in tax positions for current year	3,029
Settlements	—
Lapse in statute of limitations	(2,413)
Unrecognized tax benefits at October 31, 2014	$18,766
Increases in tax positions for prior years	2,096
Decreases in tax positions for prior years	(23)
Increases in tax positions for current year	390
Settlements	(3,485)
Lapse in statute of limitations	(2,144)
Unrecognized tax benefits at October 30, 2015	$15,600
Increases in tax positions for prior years	2,734
Decreases in tax positions for prior years	(264)
Increases in tax positions for current year	2,791
Settlements	—
Lapse in statute of limitations	(1,794)
Unrecognized tax benefits at October 28, 2016	$19,067
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had accrued interest and penalties relating to unrecognized tax benefits of $4,179 and $4,243 as of October 28, 2016 and October 30, 2015, respectively. The gross amount of interest expense (income) and penalties included in tax expense for the year ended October 28, 2016, October 30, 2015, and October 31, 2014 was $(63), $(1,137), and $61, respectively.
The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized was $16,674, $13,668, and $18,169 as of October 28, 2016, October 30, 2015 and October 31, 2014, respectively.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and numerous state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011. The Internal Revenue Service (IRS) has completed the audit of our U.S. federal tax returns for fiscal years 2010, 2011 and 2013. There were no material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of those audits. The IRS is currently auditing our U.S. federal income tax return for fiscal year 2012. We are also currently under audit in several state and foreign jurisdictions. We do not anticipate any material adjustments to our income tax expense or balance of unrecognized tax benefits as a result of those audits. We also expect various statutes of limitation to expire during the next 12 months. Due to the uncertain response of taxing authorities, a range of outcomes cannot be reasonably estimated at this time.

NOTE 13 – NET INCOME PER COMMON SHARE
The following table presents the net income per common share calculations for the three most recent fiscal years:

	2016	2015	2014
Basic
Net income	$353,040	$399,506	$345,401
Weighted-average common shares outstanding - basic	79,009,955	80,429,741	83,710,111
Net income per common share - basic	$4.47	$4.97	$4.13
Diluted
Net income	$353,040	$399,506	$345,401
Weighted-average common shares outstanding - basic	79,009,955	80,429,741	83,710,111
Diluted effect of stock options and unvested restricted stock	2,010,021	2,016,962	2,335,946
Weighted-average common shares outstanding - diluted	81,019,976	82,446,703	86,046,057
Net income per common share - diluted	$4.36	$4.85	$4.01
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options and unvested restricted stock with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 14,694, 316,236, and 209,523 related to our outstanding stock options and unvested restricted stock were excluded from the computation of diluted earnings per share for 2016, 2015, and 2014, respectively, as inclusion of these shares would have been antidilutive.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consists of the following:

	Foreign Currency Translation	Benefit Obligations	Financial Instruments	Accumulated Other Comprehensive Income (loss)
Balance, October 25, 2013	$133,603	$(70,940)	$(9,244)	$53,419
Other comprehensive income before reclassifications	(62,783)	—	3,421	(59,362)
Amounts reclassified from accumulated other comprehensive income	—	(11,462)	(2,265)	(13,727)
Balance, October 31, 2014	$70,820	$(82,402)	$(8,088)	$(19,670)
Other comprehensive income before reclassifications	(178,309)	—	991	(177,318)
Amounts reclassified from accumulated other comprehensive income	—	1,861	(371)	1,490
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
Other comprehensive income before reclassifications	(12,167)	(17,525)	549	(29,143)
Amounts reclassified from accumulated other comprehensive income	—	7,237	221	7,458
Balance, October 28, 2016	$(119,656)	$(90,829)	$(6,698)	$(217,183)

The components of other comprehensive income (loss) are as follows:

For the Year Ended	October 28, 2016	October 30, 2015	October 31, 2014
Foreign currency translation	$(12,167)	$(178,309)	$(62,783)
Defined Benefit Pension and Post-Retirement Plan Adjustment
(Increase)/decrease in net loss	(21,428)	(3,872)	(24,201)
Reclassification for recognition of net loss included in net periodic benefit cost	6,917	7,033	6,559
(Increase)/decrease in net prior service cost	(106)	(577)	128
Reclassification for amortization of prior service (credit) cost included in net periodic pension cost	320	356	352
Income tax benefit (provision)	4,009	(1,079)	5,700
Defined benefit pension and post-retirement plan adjustment	(10,288)	1,861	(11,462)
Unrealized Gain (Loss) on Financial Instruments
Net unrealized holding gains (losses)	571	991	3,421
Reclassification adjustment for net gains (losses) included in net income	680	15	(1,542)
Income tax benefit (provision)	(481)	(386)	(723)
Unrealized gain (loss) on financial instruments	770	620	1,156
Other comprehensive income (loss)	$(21,685)	$(175,828)	$(73,089)
We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
Amounts related to financial instruments are reclassified from accumulated other comprehensive income (loss) to net income based on the nature of the instrument. Gains and losses on foreign currency contracts are reclassified to other expense (income) in the Consolidated Statements of Operations when the underlying hedged item is realized. Unamortized gains and losses on treasury lock contracts are reclassified ratably to interest expense in our Consolidated Statements of Operations over the term of the related debt. See Note 8 for further information on financial instrument reclassifications.
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	2016	2015	2014
Cost of sales	$2,901	$3,003	$2,656
Research and development	926	885	964
Selling, general and administrative	3,410	3,501	3,291
Total before income taxes	$7,237	$7,389	$6,911

NOTE 15 – SEGMENT INFORMATION
Based on the nature of our products, technology, manufacturing processes, customers and regulatory environment, we aggregate our operating segments into two reportable segments: Coatings and Paints. We are required to report segment information in the same way that management internally organizes its business for assessing performance and making decisions regarding allocation of resources. We evaluate the performance of operating segments and allocate resources based on earnings before interest and taxes (EBIT).
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
Our remaining activities are included in Other and Administrative. These activities include specialty polymers and colorants that are used internally and sold to other coatings manufacturers, as well as related products, furniture protection plans and furniture care and repair products. Also included within Other and Administrative are our corporate administrative expenses. The administrative expenses include expenses not directly allocated to any other reportable segment.
In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for fiscal years 2016, 2015, and 2014 are as follows:

	2016	2015	2014
Net Sales
Coatings	$2,388,133	$2,496,528	$2,585,416
Paints	1,564,531	1,661,186	1,806,051
Other and Administrative	426,539	448,006	412,073
Less inter-segment sales	(188,651)	(213,098)	(177,916)
Total net sales	$4,190,552	$4,392,622	$4,625,624

	2016	2015	2014
EBIT
Coatings	$444,190	$483,649	$389,390
Paints	149,539	173,435	192,222
Other and Administrative	(68,650)	(11,935)	(24,400)
Total EBIT	525,079	645,149	557,212
Interest expense	90,560	81,348	65,330
Income before income taxes	$434,519	$563,801	$491,882

	2016	2015	2014
Depreciation and Amortization
Coatings	$44,581	$45,442	$54,039
Paints	33,694	28,907	30,676
Other and Administrative	19,747	18,254	16,195
Total depreciation and amortization	$98,022	$92,603	$100,910

	2016	2015
Identifiable Assets
Coatings	$2,327,740	$2,268,649
Paints	1,553,597	1,616,919
Other and Administrative[1]	433,213	433,007
Total identifiable assets	$4,314,550	$4,318,575
1 Includes our consolidated cash and cash equivalent balances and restricted cash.

	2016	2015	2014
Capital Expenditures
Coatings	$80,370	$53,459	$47,122
Paints	16,251	16,623	42,313
Other and Administrative	23,799	27,044	31,836
Total capital expenditures	$120,420	$97,126	$121,271

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

	2016	2015	2014
Net Sales - External
United States	$2,321,228	$2,381,677	$2,478,770
China	467,650	545,750	524,368
Australia	263,624	294,726	352,540
Other Countries	1,138,050	1,170,469	1,269,946
Total net sales - external	$4,190,552	$4,392,622	$4,625,624

	2016	2015
Long-lived Assets
United States	$1,737,776	$1,743,104
China	482,307	506,912
Australia	88,921	82,275
Other Countries	269,544	231,277
Total long-lived assets	$2,578,548	$2,563,568
We have one significant customer in the Paints segment whose net sales were 12.3%, 14.4%, and 16.9% of total consolidated net sales in 2016, 2015 and 2014, respectively.

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

NOTE 17 – LEASING ARRANGEMENTS
We have future minimum lease payments for operating lease commitments for plant and warehouse equipment, office and warehouse space, vehicles and retail stores that have initial periods ranging from one to ten years, and future minimum lease payments for a capital lease commitment for a building that has an initial period of 20 years at October 28, 2016 as follows:

	Capital leases	Operating leases
2017	$1,047	$32,656
2018	1,047	25,151
2019	1,047	17,658
2020	1,047	11,182
2021	1,047	9,316
2022 and beyond	12,996	32,635
Total minimum future lease rental payments	$18,231	$128,598
Less amount representing interest	(11,304)	N/A
Present value of net minimum capital lease payments	6,927	N/A
Less current portion of capital leases	(107)	N/A
Obligations under capital leases, excluding current portion	$6,820	N/A
Rent expense for operating leases was $38,600 in 2016, $44,117 in 2015, and $43,348 in 2014.
Our building capital lease amortizes over 20 years. Our equipment capital leases expired during fiscal year 2016. At October 28, 2016 and October 30, 2015, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2016	2015
Building	$5,377	$5,377
Equipment	—	98
Less accumulated amortization	(365)	(164)
Net plant and equipment under capital leases	$5,012	$5,311

NOTE 18 – RESTRUCTURING
Restructuring charges in fiscal year 2016 primarily relate to initiatives to improve our global cost structure by consolidating our manufacturing operations in the Paints segment and reducing non-manufacturing headcount in our Paints and Coatings segments. These initiatives included moving manufacturing of selected products in our consumer paints product line to a third party (continuation of an initiative started in 2015), consolidating three sites in our automotive product line as a result of the Quest acquisition and reducing headcount in our Australia and Europe regions. These restructuring activities resulted in pre-tax charges of $18,505 in fiscal year 2016. Included in fiscal year 2016 restructuring charges were pre-tax non-cash asset-related charges of $7,358. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360.
Restructuring charges in fiscal year 2015 included the following: (i) actions to close a manufacturing facility and other facilities in the Coatings segment to rationalize operations in the Australia region, (ii) actions to streamline and consolidate administrative operations in the Europe region and (iii) initiatives in the Paints segment to improve our North American cost structure through staffing reductions and actions to rationalize our manufacturing operations by moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $21,569, including non-cash asset-related charges of $2,842.
Fiscal year 2014 restructuring initiatives related primarily to initiatives that began in fiscal year 2013, including the following: (i) actions in the Paints segment to consolidate manufacturing and distribution operations following the acquisition of Ace Hardware Corporation's paint manufacturing business, ongoing profit improvement plans in Australia, and other actions in Asia, (ii) actions in our Coatings segment to consolidate manufacturing operations in Europe following the acquisition of the Inver Group and other actions to rationalize manufacturing operations and lower operating expenses, (iii) overall initiatives to improve our global cost structure, including non-manufacturing headcount reductions, and (iv) in the fourth quarter of 2014, activities initiated to rationalize manufacturing operations in the Coatings segment in the Australia region. These restructuring activities resulted in pre-tax charges of $41,139, including non-cash asset-related charges of $11,141.
The total resulting expenses recognized in fiscal year 2016, 2015, and 2014 included severance and employee benefits, asset impairments, professional services and site clean-up. We plan to pay the majority of the current restructuring liabilities within the next twelve months.
We currently expect additional expenses of approximately $1,200 in fiscal year 2017 for these restructuring plans, primarily related to site clean-up costs, employment-related costs and accelerated depreciation.
The following restructuring charges by segment were recorded in the 2016, 2015 and 2014 periods:

For the Year Ended October 28, 2016	Liability Beginning Balance 10/30/2015	Expense	Payments and Other Activity	Liability Ending Balance 10/28/2016
Coatings
Severance and employee benefits	$6,679	$41	$(5,264)	$1,456
Asset-related charges	—	(60)	60	—
Exit costs (consulting/site clean-up)	—	600	(175)	425
Total Coatings	6,679	581	(5,379)	1,881
Paints
Severance and employee benefits	6,004	6,216	(8,499)	3,721
Asset-related charges	—	7,418	(7,418)	—
Exit costs (consulting/site clean-up)	1,069	2,605	(2,818)	856
Total Paints	7,073	16,239	(18,735)	4,577
Other and Administrative
Severance and employee benefits	38	1,685	(454)	1,269
Total Other and Administrative	38	1,685	(454)	1,269
Total	$13,790	$18,505	$(24,568)	$7,727

For the Year Ended October 30, 2015	Liability Beginning Balance 10/31/2014	Expense	Payments and Other Activity	Liability Ending Balance 10/30/2015
Coatings
Severance and employee benefits	$8,711	$7,708	$(9,740)	$6,679
Asset-related charges	—	1,306	(1,306)	—
Exit costs (consulting/site clean-up)	4,437	560	(4,997)	—
Total Coatings	13,148	9,574	(16,043)	6,679
Paints
Severance and employee benefits	803	8,160	(2,959)	6,004
Asset-related charges	—	1,536	(1,536)	—
Exit costs (consulting/site clean-up)	1,901	2,217	(3,049)	1,069
Total Paints	2,704	11,913	(7,544)	7,073
Other and Administrative
Severance and employee benefits	152	82	(196)	38
Total Other and Administrative	152	82	(196)	38
Total	$16,004	$21,569	$(23,783)	$13,790

For the Year Ended October 31, 2014	Liability Beginning Balance 10/25/2013	Expense	Payments and Other Activity	Liability Ending Balance 10/31/2014
Coatings
Severance and employee benefits	$18,899	$10,668	$(20,856)	$8,711
Asset-related charges	—	9,572	(9,572)	—
Exit costs (consulting/site clean-up)	119	8,662	(4,344)	4,437
Total Coatings	19,018	28,902	(34,772)	13,148
Paints
Severance and employee benefits	6,118	6,593	(11,908)	803
Asset-related charges	—	1,569	(1,569)	—
Exit costs (consulting/site clean-up)	2,196	3,772	(4,067)	1,901
Total Paints	8,314	11,934	(17,544)	2,704
Other and Administrative
Severance and employee benefits	1,791	303	(1,942)	152
Total Other and Administrative	1,791	303	(1,942)	152
Total	$29,123	$41,139	$(54,258)	$16,004
The ending liability balance at October 28, 2016, October 30, 2015, and October 31, 2014 is included in accrued liabilities and other liabilities on our Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.
Restructuring charges were recorded in the Statements of Operations for fiscal years 2016, 2015, and 2014 approximately as follows:

For the Year Ended	October 28, 2016	October 30, 2015	October 31, 2014
Cost of sales	$9,906	$14,007	$28,471
Research and development	(13)	552	2,247
Selling, general and administrative	8,612	7,010	10,421
Total restructuring charges	$18,505	$21,569	$41,139

NOTE 19 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a tabulation of the unaudited quarterly results for the years ended October 28, 2016 and October 30, 2015:

	Net Sales	Gross Profit	Net Income	Net Income per Common Share - Basic	Net Income per Common Share - Diluted
2016 Quarter Ended
January 29,	$885,756	$318,627	$52,431	$0.67	$0.65
April 29,	1,056,797	401,441	80,027	1.01	0.99
July 29,	1,141,942	421,947	116,988	1.48	1.44
October 28,	1,106,057	393,569	103,594	1.31	1.27
	$4,190,552	$1,535,584	$353,040	$4.47	$4.36
2015 Quarter Ended
January 30,	$1,014,669	$333,292	$103,974	$1.27	$1.24
May 1,	1,079,289	393,203	90,314	1.12	1.09
July 31,	1,149,126	411,283	102,862	1.29	1.25
October 30,	1,149,538	413,611	102,356	1.29	1.26
	$4,392,622	$1,551,389	$399,506	$4.97	$4.85
The quarters may not sum to the fiscal year amount due to rounding and the effect of weighting.

NOTE 20 – RECENTLY ISSUED ACCOUNTING STANDARDS
In November 2016, the Financial Accounting Standards Board (FASB) issued guidance on the classification and presentation of changes in restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted.  Adoption of this guidance will not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued guidance on intra-entity asset transfers (other than inventory) that will require immediate recognition of current and deferred income tax consequences for intercompany asset transfers at the time of the asset transfer. Under the existing standard, current and deferred income tax consequences are recognized when the assets are sold to an outside party. This new guidance is intended to align with International Accounting Standards 12 – Income Taxes. The guidance is effective for fiscal years beginning on or after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted.  Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued guidance on the classification of certain cash receipts and payments in the statement of cash flows and is intended to simplify guidance that is currently absent for debt prepayments and extinguishment costs, contingent consideration payments made after business combinations, and separately identifiable cash flows, among other clarifications. The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted.  We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.
In March 2016, the FASB issued an update to accounting standards regarding accounting for employee share-based payments. The new guidance is intended to provide simplification of share-based payment transaction accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as presentation in the statement of cash flows. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Early adoption is permitted. We are currently reviewing the revised guidance and assessing the impact on our consolidated financial statements.
In February 2016, the FASB issued guidance on leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, which means the first quarter of our fiscal year 2020, and modified retrospective adoption is required. Early adoption is permitted. We are currently reviewing the revised guidance and assessing the impact on our consolidated financial statements.
In November 2015, the FASB issued guidance that simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax assets and deferred tax liabilities be presented as non-current in the consolidated balance sheets. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued guidance that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Under the previous standard, an acquirer in a business combination reported provisional amounts with respect to acquired assets and liabilities when their measurements are incomplete as of the end of the reporting period, and adjusted the provisional amounts (and the related impact on earnings) by restating prior period financial statements during the measurement period not exceeding one year from the date of acquisition. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified, thus eliminating the requirement to restate prior period financial statements. The new standard requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. We adopted this guidance in the first quarter of our fiscal year 2016. Adoption of this guidance did not have a material impact on our consolidated financial statements.
In July 2015, the FASB issued guidance that simplifies the measurement of inventory by requiring certain inventory to be measured at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance on the recognition of fees paid by a customer for cloud computing arrangements. The new guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In April 2015, the FASB issued guidance that changes the presentation of debt issuance costs in financial statements. Under the new guidance, debt issuance costs will be presented as a direct deduction from the carrying value of the related debt liability, consistent with debt discounts. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, which means the first quarter of our fiscal year 2017, and retrospective adoption is required. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance, following a one-year deferral issued by the FASB in August 2015, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted. Either full retrospective or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements. In addition to the expanded disclosures regarding revenue, this guidance may impact timing of revenue recognition in some arrangements with variable consideration or contracts for the sale of good or services.
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
Evaluation of Disclosure Controls and Procedures
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Changes in Internal Controls
The Report of Management on Internal Control over Financial Reporting is set forth on page 27.
The Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting is set forth on page 28.
There were no changes in our internal control over financial reporting during the quarter ended October 28, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION
Not applicable.

PART III
ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Proxy Statement is incorporated herein by reference. The information regarding executive officers is set forth below.

EXECUTIVE OFFICERS OF THE REGISTRANT
The names and ages of all of our executive officers, all of whom are approved by the Board of Directors for re-election in February of each year, and the positions held by them are as listed below. There are no family relationships between any of the officers or between any officer and director.

Name	Age	Position
Gary E. Hendrickson	60	Chairman since June 2012, Chief Executive Officer since June 2011 and President since February 2008
James L. Muehlbauer	55	Executive Vice President and Chief Financial and Administrative Officer since March 2013
Rolf Engh	63	Executive Vice President since July 2005, General Counsel and Secretary since April 1993
Howard Heckes	51	Executive Vice President and President, Global Coatings since December 2014
Les Ireland	52	Executive Vice President and President, Global Consumer Paints since December 2014
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
Schedule II – Valuation and Qualifying Accounts and Reserves can be found on page 74.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(3)    Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of March 19, 2016, by and among The Valspar Corporation, The Sherwin-Williams Company and Viking Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on March 21, 2016)

3.1
Certificate of Incorporation – as amended to and including June 30, 1970, with further amendments to Article Four dated February 29, 1984, February 25, 1986, February 26, 1992, February 26, 1997 and May 22, 2003 and to Article Eleven dated February 25, 1987 (incorporated by reference to Form 10-K for the period ended October 31, 1997, amendment filed with Form 10-Q for the quarter ended April 25, 2003)

3.2	Amended and Restated Bylaws of The Valspar Corporation (as amended and restated through March 19, 2016) (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on March 21, 2016)

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

Exhibit Number	Description
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

10.1	The Valspar Corporation Key Employees’ Supplementary Retirement Plan, restated effective October 15, 2008 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.2	The Valspar Corporation 1991 Stock Option Plan – as amended through August 21, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.3	The Valspar Corporation Stock Option Plan for Non-Employee Directors – as amended through October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.4
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

10.7	Form of Stock Option Granted to Non-Employee Directors – as amended October 17, 2007 (incorporated by reference to Form 10-K for the period ended October 31, 2008)*

10.8	Form of Stock Option Granted to Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended April 28, 2006)*

10.9	The Valspar Corporation 2009 Omnibus Equity Plan (as amended through February 15, 2012) (incorporated by reference to Form 10-Q for the quarter ended April 27, 2012)*

Exhibit Number	Description
10.10	Amendment to The Valspar Corporation 2009 Omnibus Equity Plan (incorporated by reference to Form 8-K filed on October 6, 2014)*

10.11	Form of Indemnification Letter Agreement to Non-Employee Directors and Certain Executive Officers (incorporated by reference to Form 10-Q for the quarter ended January 30, 2009)*

10.12	Term Sheet for Compensation Program for Non-Employee Directors (incorporated by reference to Form 8-K filed on October 23, 2009)*

10.13	Letter Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.14
Confidentiality and Noncompetition Agreement between Registrant and Gary E. Hendrickson dated as of February 17, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)

10.15	Restricted Stock Unit Agreement between Registrant and Gary E. Hendrickson dated effective as of June 1, 2011 (incorporated by reference to Form 10-Q filed for the quarter ended January 28, 2011)*

10.16	Letter Agreement with James L. Muehlbauer dated as of February 11, 2013 (incorporated by reference to Form 8-K filed on March 4, 2013)*

10.17	Form of Change in Control Employment Agreement (for executive officers first elected in fiscal 2013) (incorporated by reference to Form 10-Q filed for the quarter ended April 26, 2013)*

10.18	Adoption Agreement for The Valspar Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Form 8-K filed on May 15, 2014)*

10.19	The Valspar Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Form 8-K filed on May 15, 2014)*

10.20	Amendment to The Valspar Corporation Nonqualified Deferred Compensation Plan and Adoption Agreement, dated as of September 27, 2016 (incorporated by reference to Form 8-K filed on September 29, 2016)*

10.21	The Valspar Corporation 2015 Omnibus Equity Plan (incorporated by reference to Appendix A to the Definitive Proxy Statement for the Annual Meeting of Stockholders, filed on January 16, 2015)*

10.22	Amendment to The Valspar Corporation 2015 Omnibus Equity Plan (incorporated by reference to Exhibit 10.1 of Valspar’s Form 8-K filed on June 10, 2016)*

10.23
The Valspar Corporation Amended and Restated Key Employee Annual Bonus and Long-Term Incentive Plan dated June 8, 2016 (incorporated by reference to Exhibit 10.2 of Valspar’s Form 8-K filed on June 10, 2016)*

10.24**	Amended and restated The Valspar Corporation Employee Health Plan*

14.1†	Code of Ethics and Business Conduct (incorporated by reference to Form 10-K for the period ended October 29, 2004)

21.1**	Subsidiaries of the Registrant

23.1**	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP

24**	Powers of Attorney

Exhibit Number	Description
31.1**	Section 302 Certification of the Chief Executive Officer

31.2**	Section 302 Certification of the Chief Financial Officer

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Schema Document

101.CAL**	XBRL Calculation Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

101.LAB**	XBRL Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document
*Compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.
**Filed electronically herewith.
†Available at the Registrant’s website at http://www.valspar.com.
Portions of the 2017 Proxy Statement are incorporated herein by reference as set forth in Items 10, 11, 12, 13 and 14 of this report. Only those portions expressly incorporated by reference herein shall be deemed filed with the Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE VALSPAR CORPORATION

		/s/ Rolf Engh	12/20/2016
Rolf Engh, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary E. Hendrickson	12/20/2016
Gary E. Hendrickson, Chairman, Chief Executive Officer and Director (principal executive officer and director)

/s/ James L. Muehlbauer	12/20/2016
James L. Muehlbauer, Executive Vice President and Chief Financial and Administrative Officer (principal financial officer)

/s/ Brenda A. McCormick	12/20/2016
Brenda A. McCormick, Vice President and Corporate Controller (principal accounting officer)

Directors
Jack J. Allen*
John M. Ballbach*
John S. Bode*
William M. Cook*
Jeffrey H. Curler*
Shane D. Fleming*
Ian R. Friendly*
Janel S. Haugarth*
Mae C. Jemison*
David R. Lumley*

Rolf Engh, by signing his name hereto, does hereby sign this document on behalf of each of the above-named officers and/or directors of the registrant pursuant to powers of attorney duly executed by such persons.

		/s/ Rolf Engh	12/20/2016
Rolf Engh, Attorney-in-fact

The Valspar Corporation
Schedule II – Valuation and Qualifying Accounts and Reserves

Changes in the allowance for doubtful accounts were as follows:

(dollars in thousands)	2016	2015	2014
Beginning balance	$9,550	$10,585	$16,939
Amount acquired through acquisitions	—	401	—
Bad debt expense	111	2,091	(4,512)
Uncollectable accounts written off, net of recoveries	(2,159)	(3,527)	(1,842)
Ending balance	$7,502	$9,550	$10,585