Form 10-Q
period 2017-01-27
VALSPAR CORP
filed 2017-03-08
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of March 1, 2017, The Valspar Corporation had 79,454,938 shares of common stock outstanding, excluding 38,987,686 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended January 27, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	January 27, 2017	October 28, 2016	January 29, 2016
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$153,680	$174,720	$151,676
Restricted cash	882	857	1,383
Accounts and notes receivable net of allowances (1/27/17 – $8,308; 10/28/16 – $7,502; 1/29/16 – $9,823)	691,731	815,432	672,296
Inventories	506,562	473,294	515,226
Deferred income taxes	30,703	32,033	31,899
Prepaid expenses and other	120,464	98,288	127,527
TOTAL CURRENT ASSETS	1,504,022	1,594,624	1,500,007

GOODWILL	1,262,481	1,284,706	1,281,756
INTANGIBLES, NET	608,095	625,399	633,521
OTHER ASSETS	105,449	106,178	104,574
LONG-TERM DEFERRED INCOME TAXES	20,192	21,174	10,911
Property, plant and equipment, gross	1,751,514	1,682,456	1,593,379
Less accumulated depreciation	(1,093,644)	(1,014,013)	(964,219)
PROPERTY, PLANT AND EQUIPMENT, NET	657,870	668,443	629,160
TOTAL ASSETS	$4,158,109	$4,300,524	$4,159,929

Note: The Balance Sheet at October 28, 2016 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	January 27, 2017	October 28, 2016	January 29, 2016
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$136,562	$71,339	$338,185
Current portion of long-term debt	150,107	150,107	116
Trade accounts payable	524,559	553,152	504,639
Income taxes payable	14,338	28,216	20,675
Other accrued liabilities	354,212	463,006	361,707
TOTAL CURRENT LIABILITIES	1,179,778	1,265,820	1,225,322
LONG-TERM DEBT, NET	1,543,302	1,542,926	1,693,119
LONG-TERM DEFERRED INCOME TAXES	186,463	191,821	234,969
OTHER LONG-TERM LIABILITIES	180,205	186,534	151,793
TOTAL LIABILITIES	3,089,748	3,187,101	3,305,203
STOCKHOLDERS' EQUITY:
Common stock (par value - $0.50; authorized - 250,000,000 shares; shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	502,197	495,920	477,979
Retained earnings	2,472,674	2,458,101	2,235,998
Accumulated other comprehensive income (loss)	(284,345)	(217,183)	(218,238)
Less cost of common stock in treasury (1/27/17 – 38,987,807 shares; 10/28/16 – 39,019,811 shares; 1/29/16 – 39,430,801 shares)	(1,681,385)	(1,682,635)	(1,700,233)
TOTAL STOCKHOLDERS' EQUITY	1,068,361	1,113,423	854,726

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,158,109	$4,300,524	$4,159,929

Note: The Balance Sheet at October 28, 2016 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	January 27, 2017	January 29, 2016
Net sales	$907,652	$885,756
Cost of sales	597,133	567,129
Gross profit	310,519	318,627
Research and development	33,221	32,528
Selling, general and administrative	202,707	192,391
Operating expenses	235,928	224,919
Income from operations	74,591	93,708
Interest expense	22,544	22,415
Other (income) expense - net	(676)	615
Income before income taxes	52,723	70,678
Income taxes	11,976	18,247
Net income	$40,747	$52,431

Net income per common share - basic	$0.51	$0.67
Net income per common share - diluted	$0.50	$0.65

Average number of common shares outstanding
- basic	79,269,937	78,760,765
- diluted	81,341,377	80,612,302

Dividends paid per common share	$0.37	$0.33

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 27, 2017	January 29, 2016
Net income	$40,747	$52,431
Other comprehensive income (loss)	(67,162)	(22,740)
Comprehensive income (loss)	$(26,415)	$29,691

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended
	January 27, 2017	January 29, 2016
OPERATING ACTIVITIES:
Net income	$40,747	$52,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	21,057	20,228
Amortization	2,906	2,793
Stock-based compensation	10,574	4,435
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	97,224	176,042
(Increase)/decrease in inventories and other assets	(65,296)	(89,991)
Increase/(decrease) in trade accounts payable and other accrued liabilities	(106,170)	(131,574)
Increase/(decrease) in income taxes, net	(20,848)	(23,865)
Increase/(decrease) in other non-current liabilities	2,518	12,638
Other	139	(2,648)
Net cash provided by (used in) operating activities	(17,149)	20,489
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(28,697)	(24,117)
Acquisition of businesses, net of cash acquired	—	(5,698)
Purchase of noncontrolling interest	(5,820)	—
Cash proceeds on disposal of assets	980	6,753
Decrease in restricted cash	(25)	(76)
Net cash used in investing activities	(33,562)	(23,138)
FINANCING ACTIVITIES:
Payments of debt	(45)	(45)
Net change in other borrowings	3	5,850
Net proceeds (repayments) of commercial paper	65,702	(450)
Proceeds from stock options exercised	892	6,454
Treasury stock purchases	—	(18,134)
Excess tax benefit from stock-based compensation	1,043	4,429
Dividends paid	(30,151)	(26,063)
Net cash provided by (used in) financing activities	37,444	(27,959)

Decrease in cash and cash equivalents	(13,267)	(30,608)
Effect of exchange rate changes on cash and cash equivalents	(7,773)	(3,677)
Cash and cash equivalents at beginning of period	174,720	185,961
Cash and cash equivalents at end of period	$153,680	$151,676

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (Valspar, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 27, 2017 are not necessarily indicative of the results that may be expected for the year ending October 27, 2017.
The Condensed Consolidated Balance Sheet at October 28, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
The Company made certain reclassifications to prior period amounts to conform to the current year presentation. These reclassifications did not have a material effect on the Condensed Consolidated Statements of Operations, Balance Sheets or Cash Flows.
For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended October 28, 2016.
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
In connection with the proposed Merger, we recognized costs of $8,683 and $0 for the three months ended January 27, 2017 and January 29, 2016, respectively, in Selling, general and administrative in the Condensed Consolidated Statements of Operations, for employee-related expenses and professional services.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 2 – ACQUISITIONS AND DIVESTITURES
On February 4, 2016, we purchased ISVA Vernici (ISVA), a European coil coatings manufacturer headquartered in Turin, Italy, for total consideration of approximately $23,000. The ISVA acquisition extends our manufacturing footprint in Europe and brings customers an expanded product offering and increased customer service capabilities. The acquisition was recorded at fair value in our Coatings segment and an allocation of the purchase price has been substantially completed, with the exception of certain tax items. These adjustments are not expected to have a material impact on our condensed consolidated financial statements. We expect to finalize the purchase price allocation within one year of the date of acquisition. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition. Pro forma results of operations for ISVA are not presented as they are immaterial to the reported results.

NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	January 27, 2017	October 28, 2016	January 29, 2016
Manufactured products	$312,504	$279,461	$317,021
Raw materials, supplies and work-in-progress	194,058	193,833	198,205
Total Inventories	$506,562	$473,294	$515,226
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

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of January 27, 2017 is $1,262,481, a decrease of $22,225 from the end of fiscal year 2016. The decrease is due to foreign currency translation.
Intangibles, net, as of January 27, 2017 are $608,095, a decrease of $17,304 from the end of fiscal year 2016. The decrease is due to foreign currency translation and amortization.
Total intangible asset amortization expense for the three months ended January 27, 2017 was $2,906 compared to $2,793 for the same period last year. Estimated annual amortization expense for fiscal 2017 and for each of the five succeeding fiscal years based on the intangible assets as of January 27, 2017 is expected to be approximately $12,000.

NOTE 5 – GUARANTEES
Furniture Protection Plans: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. The range of contractual lives for our extended furniture protection plans is three years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of January 27, 2017 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years. We periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted furniture protection plan contracts are made in the period in which such losses can be estimated. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts differ from the amounts estimated as of the date of the financial statements, gross margin would be affected in future periods when we revise our estimates.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Warranties: We offer warranties for certain products. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified.
Changes in the recorded amounts included in Other accrued liabilities and Other long-term liabilities during the period are as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Beginning balance	$90,038	$82,871
Additional net deferred revenue/accrual made during the period	2,749	11,003
Payments made during the period	(1,750)	(2,367)
Ending balance	$91,037	$91,507

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

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at January 27, 2017	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$28,610	$28,610	$—	$—
Restricted cash[1]	882	882	—	—
Foreign currency contracts[2]	191	—	191	—
Deferred compensation plan assets[3]	19,515	19,515	—	—
Total Assets	$49,198	$49,007	$191	$—

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
3 The Deferred Compensation Plan Assets consist of the investment funds maintained for the future payments under the Company's deferred compensation plan, which is structured as a rabbi trust. Investments held in the rabbi trust are publicly traded mutual funds. Rabbi trust assets are considered irrevocable, and may only be used to pay participant benefits under the plan. The only exception is the event of bankruptcy, in which case the assets in the rabbi trust would be subject to the claims of creditors of the Company. In the Condensed Consolidated Balance Sheets, rabbi trust assets are included in Other assets.
The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at January 27, 2017	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,723,409	$1,723,409	$—	$—
Non-publicly traded debt	143,568	—	143,568	—
Total Debt	$1,866,977	$1,723,409	$143,568	$—

	Fair Value at October 28, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,777,957	$1,777,957	$—	$—
Non-publicly traded debt	78,398	—	78,398	—
Total Debt	$1,856,355	$1,777,957	$78,398	$—

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Fair Value at January 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,749,610	$1,749,610	$—	$—
Non-publicly traded debt	346,732	—	346,732	—
Total Debt	$2,096,342	$1,749,610	$346,732	$—
1 Debt, excluding debt issuance costs, is recorded at carrying value of $1,843,568, $1,778,398 and $2,046,732 on the Condensed Consolidated Balance Sheets as of January 27, 2017, October 28, 2016 and January 29, 2016, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 7 for additional information on debt.
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

NOTE 7 – DEBT
Debt consists of the following:

	January 27, 2017	October 28, 2016	January 29, 2016
Short-term debt	$136,562	$71,339	$338,185

Current portion of long-term debt	150,107	150,107	116

Long-term debt:
Publicly traded bonds	1,550,000	1,550,000	$1,700,000
Other long-term debt	6,899	6,952	8,431
Less: Debt issuance costs	(13,597)	(14,026)	(15,312)
Long-term debt, net of current portion and debt issuance costs	1,543,302	1,542,926	1,693,119
Total debt, net of debt issuance costs	$1,829,971	$1,764,372	$2,031,420
During the three months ended July 29, 2016, $150,000 of Senior Notes that mature on May 1, 2017 were reclassified as Current portion of long-term debt.
We maintain a $750,000 unsecured committed revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000. This facility has covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 27, 2017. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 8 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $10,574 for the three months ended January 27, 2017 compared to $4,435 for the three months ended January 29, 2016.

NOTE 9 – PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.
The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Service cost	$740	$683
Interest cost	2,905	3,309
Expected return on plan assets	(4,916)	(4,878)
Amortization of prior service cost	110	112
Recognized actuarial loss	1,788	1,642
Net periodic benefit cost	627	868
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Service cost	$34	$72
Interest cost	76	90
Expected return on plan assets	N/A	N/A
Amortization of prior service credit	(14)	(32)
Recognized actuarial loss	81	96
Net periodic benefit cost	$177	$226

NOTE 10 – INCOME TAXES
Our effective income tax rates for the three months ended January 27, 2017 and January 29, 2016 are as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Effective tax rate	22.7%	25.8%
The first quarter 2017 effective tax rate is lower than the prior year due to the impact of the cumulative effect of tax laws that were enacted during the period in the U.S., Germany and France.   The first quarter 2016 effective tax rate was primarily driven by favorable foreign tax rate changes, recognition of U.S. foreign tax credits in fiscal year 2016, and the permanent extension of the U.S. research and development tax credit.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

At October 28, 2016, we had a $19,067 liability recorded for gross unrecognized tax benefits (excluding interest and penalties) in other long-term liabilities. Of this total, $16,674 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 28, 2016, we had accrued approximately $4,179 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first quarter of fiscal years 2017 or 2016.

NOTE 11 – NET INCOME PER COMMON SHARE
The following table presents the net income per common share calculations for the three months ended January 27, 2017 and January 29, 2016:

	Three Months Ended
	January 27, 2017	January 29, 2016
Basic
Net income	$40,747	$52,431
Weighted-average common shares outstanding - basic	79,269,937	78,760,765
Net income per common share - basic	$0.51	$0.67
Diluted
Net income	$40,747	$52,431
Weighted-average common shares outstanding - basic	79,269,937	78,760,765
Diluted effect of stock options and unvested restricted stock	2,071,440	1,851,537
Weighted-average common shares outstanding - diluted	81,341,377	80,612,302
Net income per common share - diluted	$0.50	$0.65
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options and unvested restricted stock with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. Potential common shares of 0 and 703,022 related to our outstanding stock options and unvested restricted stock were excluded from the computation of diluted earnings per share for the three months ended January 27, 2017 and January 29, 2016, respectively, as inclusion of these shares would have been antidilutive.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three months ended January 27, 2017 and January 29, 2016:

Three Months Ended January 27, 2017	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 28, 2016	$(119,656)	$(90,829)	$(6,698)	$(217,183)
Other comprehensive income (loss) before reclassifications	(69,234)	—	(49)	(69,283)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,965	156	2,121
Balance, January 27, 2017	$(188,890)	$(88,864)	$(6,591)	$(284,345)

Three Months Ended January 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
Other comprehensive income (loss) before reclassifications	(24,927)	—	595	(24,332)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,808	(216)	1,592
Balance, January 29, 2016	$(132,416)	$(78,733)	$(7,089)	$(218,238)
1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income (loss) for financial instruments were net of tax expense of $115 for the three months ended January 27, 2017 and $116 for the three months ended January 29, 2016.
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
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages, approximately as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Cost of sales	$778	$702
Research and development	243	230
Selling, general and administrative	944	876
Total before income taxes	$1,965	$1,808

NOTE 13 – SEGMENT INFORMATION
Based on the nature of our products, technology, manufacturing processes, customers and regulatory environment, we aggregate our operating segments into two reportable segments: Coatings and Paints. We are required to report segment information in the

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three months ended January 27, 2017 and January 29, 2016 are as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Net sales
Coatings	$565,212	$543,563
Paints	291,275	291,097
Other and Administrative	93,065	90,525
Less Inter-segment Sales	(41,900)	(39,429)
Total Net sales	$907,652	$885,756

EBIT
Coatings	$86,728	$96,547
Paints	3,887	3,819
Other and Administrative	(15,348)	(7,273)
Total EBIT	75,267	93,093
Interest expense	22,544	22,415
Income before income taxes	$52,723	$70,678
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

NOTE 14 - LEGAL MATTER
The Sherwin-Williams Company/The Valspar Corporation Merger Litigation
On May 24, 2016, a putative class action lawsuit challenging the Merger was filed that named Valspar and its board of directors as defendants. The complaint, captioned Mitsopoulos v. Valspar (Case No. 12373), was filed on May 24, 2016 in the Court of

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
On June 17, 2016, Valspar filed a Current Report on Form 8-K disclosing certain additional information relating to the proposed Merger in response to allegations made in the above lawsuit. In filing the Form 8-K, Valspar denied the allegations of the lawsuit and the need for any supplemental disclosure, and stated it believed the definitive proxy statement filed in connection with the Merger disclosed all material information. However, Valspar disclosed the additional information solely for the purpose of avoiding the expense and burden of litigation.
On June 22, 2016, the Court of Chancery entered an order dismissing the Delaware Action with prejudice as to plaintiff Tom Mitsopoulos and without prejudice as to all other members of the putative class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining plaintiff Tom Mitsopoulos’ application for an award of attorneys’ fees and reimbursement of expenses.
Plaintiff’s counsel in the Action filed a Petition for an Award of Attorneys’ Fees and Expenses in view of the supplemental disclosures contained in the June 17, 2016 Form 8-K. After negotiations, to eliminate any risk associated with plaintiff Tom Mitsopoulos’ fee petition, Valspar has agreed to pay, and will pay, fees and expenses of $140 (i.e., $140,000) pertaining to the Action. This fee has not been approved or ruled upon by the Court of Chancery of the State of Delaware.

NOTE 15 – RESTRUCTURING
Restructuring charges in the three months ended January 27, 2017 primarily relate to a continuation of fiscal year 2016 initiatives to improve the global cost structure in our Paints segment. These initiatives included consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and initiatives to improve our global cost structure by consolidating our operations in the Paints segment. These restructuring activities resulted in pre-tax charges of $1,894 in the three months ended January 27, 2017. Included in restructuring charges are non-cash asset-related charges of $969. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment.
Restructuring charges in the first quarter of fiscal year 2016 primarily related to a continuation of fiscal year 2015 initiatives in the Paints segment to improve our North American cost structure through activities to rationalize our manufacturing operations and staffing reductions, which resulted from moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $869 in the three months ended January 29, 2016, including non-cash asset-related charges of $571.
We currently expect additional expenses of approximately $1,100 in fiscal year 2017 for these restructuring plans, primarily related to site clean-up and lease exit costs.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following restructuring charges by segment were recorded in the 2017 and 2016 periods:

Three Months Ended January 27, 2017	Liability Balance October 28, 2016	Expense	Payments and Other Activity	Liability Balance January 27, 2017
Coatings
Severance and employee benefits	$1,456	$(136)	$(47)	$1,273
Exit costs (consulting/site clean-up)	425	149	(162)	412
Total Coatings	1,881	13	(209)	1,685
Paints
Severance and employee benefits	3,721	340	(1,167)	2,894
Asset-related charges	—	969	(969)	—
Exit costs (consulting/site clean-up)	856	576	(193)	1,239
Total Paints	4,577	1,885	(2,329)	4,133
Other and Administrative
Severance and employee benefits	1,269	(4)	(182)	1,083
Total Other and Administrative	1,269	(4)	(182)	1,083
Total	$7,727	$1,894	$(2,720)	$6,901

Three Months Ended January 29, 2016	Liability Balance October 30, 2015	Expense	Payments and Other Activity	Liability Balance January 29, 2016
Coatings
Severance and employee benefits	$6,679	$107	$(3,098)	$3,688
Exit costs (consulting/site clean-up)	—	84	(84)	—
Total Coatings	6,679	191	(3,182)	3,688
Paints
Severance and employee benefits	6,004	54	(329)	5,729
Asset-related charges	—	571	(571)	—
Exit costs (consulting/site clean-up)	1,069	53	(154)	968
Total Paints	7,073	678	(1,054)	6,697
Other and Administrative
Severance and employee benefits	38	—	(1)	37
Total Other and Administrative	38	—	(1)	37
Total	$13,790	$869	$(4,237)	$10,422
The ending liability balance at January 27, 2017 and January 29, 2016 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restructuring charges were recorded in the Condensed Consolidated Statements of Operations for the three months ended January 27, 2017 and January 29, 2016 approximately as follows:

	Three Months Ended
	January 27, 2017	January 29, 2016
Cost of sales	$1,192	$435
Selling, general and administrative	702	434
Total restructuring charges	$1,894	$869

NOTE 16 – RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Standards
In the first quarter of fiscal 2017, we retrospectively adopted Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of a debt discount. Accordingly, we reclassified $1,661 and $12,365 of unamortized debt issuance costs previously reported within Prepaid expenses and other and Other assets as a deduction to the carrying amount of our long-term debt in the October 28, 2016 consolidated balance sheet and reclassified $1,715 and $13,597 of unamortized debt issuance costs previously reported within Prepaid expenses and other and Other assets as a deduction to the carrying amount of our long-term debt in the January 29, 2016 consolidated balance sheet.

In the first quarter of fiscal 2017, we adopted ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This guidance clarifies that an entity may defer and present debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortize those costs ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on it. Accordingly, the deferred financing fees related to our revolving credit facility will remain reported as an asset.

In the first quarter of fiscal 2017, we prospectively adopted ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This guidance clarifies that if a cloud computing arrangement includes a software license, the customer should account for the software license consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for the arrangement as a service contract. Adoption of this guidance had no impact on our consolidated financial statements.

Standards Not Yet Adopted
In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019, which means the first quarter of our fiscal year 2021. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business, with the objective of adding guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions (disposals) of assets or of businesses. The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted for interim and annual periods in which the financial statements have not been issued or made. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Amendment to Restricted Cash, on the classification and presentation of changes in restricted cash on the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JANUARY 27, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

period total amounts shown on the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted.  Adoption of this guidance will not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Asset Transfers (Other Than Inventory), which will require immediate recognition of current and deferred income tax consequences for intercompany asset transfers (other than inventory) at the time of the asset transfer. Under the existing standard, current and deferred income tax consequences are recognized when the assets are sold to an outside party. This new guidance is intended to align with International Accounting Standards 12, Income Taxes. The guidance is effective for fiscal years beginning on or after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted.  Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, in the statement of cash flows and is intended to simplify guidance that is currently absent for debt prepayments and extinguishment costs, contingent consideration payments made after business combinations, and separately identifiable cash flows, among other clarifications. The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted.  We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The new guidance is intended to provide simplification of share-based payment transaction accounting, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as presentation in the statement of cash flows. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Early adoption is permitted. We are currently reviewing the revised guidance and assessing the impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The new guidance requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under existing GAAP. The guidance is effective for fiscal years beginning after December 15, 2018, which means the first quarter of our fiscal year 2020, and modified retrospective adoption is required. Early adoption is permitted. We are currently reviewing the revised guidance and assessing the impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that deferred tax assets and deferred tax liabilities be presented as non-current in the consolidated balance sheets. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, by requiring certain inventory to be measured at the lower of cost or net realizable value. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of our fiscal year 2018. Early adoption is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contacts with Customers, which revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance, following a one-year deferral issued by the FASB in August 2015, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted. Either full retrospective or modified retrospective adoption is permitted. We are currently reviewing the revised guidance and assessing the potential impact on our consolidated financial statements. In addition to the expanded disclosures regarding revenue, this guidance may impact timing of revenue recognition in some arrangements with variable consideration or contracts for the sale of goods or services.
We have determined that all other recently issued accounting standards will not have a material impact on our consolidated financial statements or do not apply to our operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide a reader of the financial statements of The Valspar Corporation (Valspar, the Company, we, us or our) with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Unless otherwise noted, transactions, trends and other factors significantly impacting our financial condition, results of operations and liquidity are discussed in order of magnitude. In addition, unless expressly stated otherwise, the comparisons presented in this MD&A refer to the same period in the prior year. Our MD&A is presented in six sections:

•	Overview

•	Results of Operations

•	Financial Condition

•	Critical Accounting Estimates

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended October 28, 2016, as well as our reports on Forms 10-Q and 8-K and other publicly available information. All amounts herein are unaudited.
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
We operate in over 25 countries, and approximately 49% of our total net sales in the first three months of fiscal year 2017 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
RESULTS OF OPERATIONS
Overview
Net sales increased 2.5% for the first quarter of 2017 compared to the same period in 2016, due to higher sales in our coil, wood and consumer paints product lines. These increases were partially offset by the impact of foreign currency exchange rates and lower sales in our automotive refinish product line. Gross profit as a percent of net sales declined to 34.2% from 36.0% driven by unfavorable cost/price comparison and a change in mix, partially offset by productivity savings. Operating expenses as a percent of net sales increased to 26.0% from 25.4%. Net income as a percent of net sales decreased to 4.5% from 5.9%.
Foreign currency translation had a $16,500 negative impact on our net sales during the quarter. The impact on earnings was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies in the first quarter versus the prior year. If the exchange rates worsen, the translation impact on condensed consolidated net sales could be material in the balance of the year.
Restructuring
Restructuring charges in the three months ended January 27, 2017 primarily relate to a continuation of fiscal year 2016 initiatives to improve the global cost structure in our Paints segment. These initiatives included consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and initiatives to improve our global cost structure by consolidating our operations in the Paints segment. These restructuring activities resulted in pre-tax charges of $1,894 or $0.02 per diluted share after taxes in the three months ended January 27, 2017. Included in restructuring charges for the three months ended January 27,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

2017 are non-cash asset-related charges of $969. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360. We currently expect additional expenses of approximately $1,100 in fiscal year 2017 or $0.01 per diluted share after taxes, primarily related to site clean-up and lease exit costs. We currently estimate that upon their completion in fiscal year 2017, these actions will reduce annual costs by approximately $5,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2018.
Restructuring charges in the first quarter of fiscal year 2016 primarily related to a continuation of fiscal year 2015 initiatives in the Paints segment to improve our North American cost structure through activities to rationalize our manufacturing operations and staffing reductions, which resulted from moving certain manufacturing to a third party. These restructuring activities resulted in pre-tax charges of $869 in the three months ended January 29, 2016, including non-cash asset-related charges of $571. See Note 15 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Financial Results
The following tables present selected financial data for the three months ended January 27, 2017 and January 29, 2016.

Net Sales	Three Months Ended
	January 27, 2017	January 29, 2016	% Change
Coatings	$565,212	$543,563	4.0%
Paints	291,275	291,097	0.1%
Other and Administrative	51,165	51,096	0.1%
Consolidated Net Sales	$907,652	$885,756	2.5%

•
Consolidated Net Sales – Consolidated net sales for the first quarter of 2017 increased 2.5% compared to the first quarter of 2016, including a negative impact of 1.9% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by higher sales in our coil, wood and consumer paints product lines, partially offset by lower sales in our automotive refinish product line.

•
Coatings Segment Net Sales – Our Coatings segment net sales for the first quarter of 2017 increased 4.0% compared to the first quarter of 2016, including a negative impact of 2.2% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by higher sales in our coil and wood product lines.

•
Paints Segment Net Sales – Our Paints segment net sales for the first quarter of 2017 increased 0.1% compared to the first quarter of 2016, including a negative impact of 1.3% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven primarily by North America, partially offset by lower sales in our consumer paints product line in China, global automotive refinish product line and consumer paints product line in Australia.

•
Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the first quarter of 2017 increased 0.1% compared to the first quarter of 2016, including a negative impact of 1.4% from foreign currency exchange.

Due to the seasonal nature of portions of our business, sales for the three months ended January 27, 2017 are not necessarily indicative of sales for subsequent quarters or for the full year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Gross Profit	Three Months Ended
	January 27, 2017	January 29, 2016
Consolidated Gross Profit	$310,519	$318,627
As a percent of Net Sales	34.2%	36.0%

•
Gross Profit – The gross profit rate for the first quarter of 2017 decreased compared to the first quarter of 2016. The decrease was driven by unfavorable cost/price comparison and change in mix, partially offset by productivity savings. Productivity includes procurement and manufacturing efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs and changes in product pricing and promotions. Restructuring charges of $1,192 or 0.1% of net sales were included in the first quarter of 2017. Restructuring charges of $435 or 0.0% of net sales were included in the first quarter of 2016.

Operating Expenses[1]	Three Months Ended
	January 27, 2017	January 29, 2016
Consolidated Operating Expenses	$235,928	$224,919
As a percent of Net Sales	26.0%	25.4%

1 Includes research and development and selling, general and administrative costs. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses – Consolidated operating expenses for the first quarter of 2017 increased $11,009 or 4.9% compared to the first quarter of 2016, including a favorable impact of 1.2% from foreign currency exchange. Excluding foreign currency exchange, the increase was primarily due to costs related to the proposed merger with The Sherwin-Williams Company and higher employee-related costs. Charges related to the proposed merger of $8,683 were included in the first quarter of 2017. There were no costs related to the proposed merger in the prior year period. Restructuring charges of $702 or 0.1% of net sales were included in the first quarter of 2017. Restructuring charges of $434 or 0.0% of net sales were included in the first quarter of 2016.

EBIT[1]	Three Months Ended
	January 27, 2017	January 29, 2016
Coatings	$86,728	$96,547
As a percent of Net Sales	15.3%	17.8%
Paints	$3,887	$3,819
As a percent of Net Sales	1.3%	1.3%
Other and Administrative	$(15,348)	$(7,273)
As a percent of Net Sales	(30.0)%	(14.2)%
Consolidated EBIT	$75,267	$93,093
As a percent of Net Sales	8.3%	10.5%

1 EBIT is defined as earnings before interest and taxes.

•
Consolidated EBIT – EBIT for the first quarter of 2017 decreased $17,826 or 19.1% from the prior year. The quarter included $8,683 in costs related to the proposed merger, recorded in Other and Administrative. Restructuring charges of $1,894 or 0.2% of net sales were included in the first quarter of 2017. Restructuring charges of $869 or 0.1% of net sales

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

were included in the first quarter of 2016. Foreign currency exchange had a negative impact on consolidated EBIT of approximately $1,400 in the first quarter.

•
Coatings Segment EBIT – EBIT as a percent of net sales declined 2.5 percentage points for the first quarter compared to the prior year period. The decline was primarily due to unfavorable cost/price comparison and higher employee-related costs, partially offset by productivity savings. Restructuring charges of $13 were included in the first quarter of 2017. Restructuring charges of $191 were included in the first quarter of 2016.

•
Paints Segment EBIT – EBIT as a percent of net sales for the first quarter was unchanged compared to the prior year period as productivity and lower operating expenses were offset by unfavorable cost/price comparison. Restructuring charges of $1,885 were included in the first quarter of 2017. Restructuring charges of $678 were included in the first quarter of 2016.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the first quarter was 15.8 percentage points unfavorable compared to the prior year period. The decline was primarily due to costs related to the proposed merger.

Due to the seasonal nature of portions of our business, EBIT for the three months ended January 27, 2017 is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended
	January 27, 2017	January 29, 2016
Consolidated Interest Expense	$22,544	$22,415

•	Interest Expense – Interest expense increased modestly compared to the first quarter of 2016 due to higher average interest rates.

Effective Tax Rate	Three Months Ended
	January 27, 2017	January 29, 2016
Effective Tax Rate	22.7%	25.8%

•
Effective Tax Rate – The first quarter 2017 effective tax rate is lower than the prior year due to the impact of the cumulative effect of tax laws that were enacted during the period in the U.S., Germany and France.   The first quarter 2016 effective tax rate was primarily driven by favorable foreign tax rate changes, recognition of U.S. foreign tax credits in fiscal year 2016, and the permanent extension of the U.S. research and development tax credit.

Net Income	Three Months Ended
	January 27, 2017	January 29, 2016	% Change
Consolidated Net Income	$40,747	$52,431	(22.3)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FINANCIAL CONDITION
Cash Flow
Cash flow from operations declined by $37,638 in the three months ended January 27, 2017 compared to the three months ended January 29, 2016, to a cash use of $17,149 from a cash source of $20,489.  This was driven by higher collection of accounts receivable in fiscal year 2016 due to the timing of fourth quarter fiscal 2015 sales and larger incentive compensation payments in the first quarter of fiscal 2017 offset by an increase in accounts payable due to the timing of purchases.
Cash flow from investing activities declined by $10,424 in the three months ended January 27, 2017 compared to the three months ended January 29, 2016, to a use of cash of $33,562 from a use of cash of $23,138.  This was primarily driven by cash proceeds received from an asset disposal in fiscal 2016 and increased property, plant and equipment expenditures in fiscal year 2017.
During the three months ended January 27, 2017, we used cash flow from operations, our borrowing capacity (see Debt and Capital Resources) and cash on hand to fund $28,697 in capital expenditures. We used cash on hand to fund $30,151 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $286,669 at January 27, 2017 compared to $221,446 and $338,301 at October 28, 2016 and January 29, 2016, respectively. This includes $150,107 of long-term debt classified as short-term debt at January 27, 2017 and October 28, 2016. Total debt was $1,829,971 at January 27, 2017 compared to $1,764,372 and $2,031,420 at October 28, 2016 and January 29, 2016, respectively. The reduction in short-term debt compared to the first quarter of fiscal 2016 was due to positive cash flow. The ratio of total debt to capital was 63.1% at January 27, 2017 compared to 61.3% at October 28, 2016 and 70.4% at January 29, 2016.
We maintain a $750,000 unsecured committed revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000. This facility has covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of January 27, 2017. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.
As of January 27, 2017, we had total committed liquidity of $775,589, comprised of $153,680 in cash and cash equivalents and $621,909 in unused committed bank credit facilities, compared to $862,331 of total committed liquidity as of October 28, 2016.
Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries that are used to fund those subsidiaries’ day-to-day operating needs. Those balances have also been used to finance international acquisitions. Our investment policy on excess cash is to preserve principal. As of January 27, 2017, $148,115 of the $153,680 of cash (on the Condensed Consolidated Balance Sheets) was held by foreign subsidiaries. If these funds were repatriated to the U.S. we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of January 27, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Share Repurchases
Weighted-average common shares outstanding – diluted for the first quarter of fiscal year 2017 were 81,341,377, up 729,075 from the same period in the prior year. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of common stock. During the first quarter we did not repurchase any shares. As of January 27, 2017, $1,175,630 remained available for purchase under our repurchase authorization.
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
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 28, 2016. There were no material changes to our critical accounting estimates in the first quarter of fiscal year 2017.
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

to our reputation and business resulting from product claims or recalls, litigation, customer perception and other matters; our ability to respond to technology changes and to protect our technology; possible interruption, failure or compromise of the information systems we use to operate our business; our reliance on the efforts of vendors, government agencies, utilities and other third parties to achieve adequate compliance and avoid disruption of our business; changes in governmental regulation, including more stringent environmental, health and safety regulations; changes in accounting policies and standards and taxation requirements such as new tax laws or revised tax law interpretations; the nature, cost and outcome of pending and future litigation and other legal proceedings; unusual weather conditions adversely affecting sales; civil unrest and the outbreak of war and other significant national and international events; risks relating to our Merger with Sherwin-Williams including, the possibility that the closing conditions to the contemplated transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval; delay in closing the transaction or the possibility of non-consummation of the transaction; the potential for regulatory authorities to require divestitures in connection with the proposed transaction and the possibility that Valspar stockholders consequently receive $105 per share instead of $113 per share; the occurrence of any event that could give rise to termination of the Merger Agreement; the risk that stockholder litigation in connection with the contemplated transaction may affect the timing or occurrence of the contemplated transaction or result in significant costs of defense, indemnification and liability; risks inherent in the achievement of cost synergies and the timing thereof; risks related to the disruption of the transaction to Valspar and its management; the effect of announcement of the transaction on Valspar’s ability to retain and hire key personnel and maintain relationships with customers, suppliers and other third parties; and other factors set forth in the risk factors section of our Annual Report on Form 10-K for the fiscal year ended October 28, 2016, as well as Valspar's Quarterly Reports on Form 10-Q and other documents filed by Valspar with the Securities and Exchange Commission.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At January 27, 2017, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), the UK (GBP), Brazil (BRL) and Canada (CAD).

We are also subject to interest rate risk. At January 27, 2017, approximately 7.5% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the first quarter would not have a material impact on our results of operations or financial position.

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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 27, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended January 27, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Sherwin-Williams Company/The Valspar Corporation Merger Litigation
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
On June 17, 2016, Valspar filed a Current Report on Form 8-K disclosing certain additional information relating to the proposed Merger in response to allegations made in the above lawsuit. In filing the Form 8-K, Valspar denied the allegations of the lawsuit and the need for any supplemental disclosure, and stated it believed the definitive proxy statement filed in connection with the Merger disclosed all material information. However, Valspar disclosed the additional information solely for the purpose of avoiding the expense and burden of litigation.
On June 22, 2016, the Court of Chancery entered an order dismissing the Delaware Action with prejudice as to plaintiff Tom Mitsopoulos and without prejudice as to all other members of the putative class. Pursuant to the order, the Court of Chancery retained jurisdiction solely for the purpose of determining plaintiff Tom Mitsopoulos’ application for an award of attorneys’ fees and reimbursement of expenses.
Plaintiff’s counsel in the Action filed a Petition for an Award of Attorneys’ Fees and Expenses in view of the supplemental disclosures contained in the June 17, 2016 Form 8-K. After negotiations, to eliminate any risk associated with plaintiff Tom Mitsopoulos’ fee petition, Valspar has agreed to pay, and will pay, fees and expenses of $140,000 pertaining to the Action. This fee has not been approved or ruled upon by the Court of Chancery of the State of Delaware.

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended October 28, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) During the quarter ended January 27, 2017, we acquired 1,922 shares of our common stock at an average price per share of $102.97 in satisfaction of tax payment obligations upon vesting of restricted stock. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, which authorized us to purchase up to $1.5 billion of outstanding shares of our common stock. As of January 27, 2017, there were 3,920,105 shares purchased under this program.

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

THE VALSPAR CORPORATION

Date: March 8, 2017	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: March 8, 2017	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer