Form 10-Q
period 2017-04-28
VALSPAR CORP
filed 2017-05-31
CIK 102741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 26, 2017, The Valspar Corporation had 79,644,992 shares of common stock outstanding, excluding 38,797,632 shares held in treasury. The company had no other classes of stock outstanding.

THE VALSPAR CORPORATION

Index to Form 10-Q
for the Quarter Ended April 28, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

ASSETS	April 28, 2017	October 28, 2016	April 29, 2016
	(Unaudited)	(Note)	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$340,878	$174,720	$100,278
Restricted cash	9	857	734
Accounts and notes receivable net of allowances (4/28/17 – $7,346; 10/28/16 – $7,502; 4/29/16 – $10,039)	826,826	815,432	827,903
Inventories	542,082	473,294	536,483
Deferred income taxes	32,715	32,033	33,385
Prepaid expenses and other	104,824	98,288	119,828
TOTAL CURRENT ASSETS	1,847,334	1,594,624	1,618,611

GOODWILL	1,270,334	1,284,706	1,296,669
INTANGIBLES, NET	609,977	625,399	639,408
OTHER ASSETS	105,607	106,178	117,064
LONG-TERM DEFERRED INCOME TAXES	21,637	21,174	10,229
Property, plant and equipment, gross	1,778,024	1,682,456	1,642,467
Less accumulated depreciation	(1,109,726)	(1,014,013)	(992,860)
PROPERTY, PLANT AND EQUIPMENT, NET	668,298	668,443	649,607
TOTAL ASSETS	$4,523,187	$4,300,524	$4,331,588

Note: The Balance Sheet at October 28, 2016 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

LIABILITIES AND STOCKHOLDERS' EQUITY	April 28, 2017	October 28, 2016	April 29, 2016
	(Unaudited)	(Note)	(Unaudited)
CURRENT LIABILITIES:
Short-term debt	$284,279	$71,339	$333,100
Current portion of long-term debt	150,106	150,107	101
Trade accounts payable	605,640	553,152	533,741
Income taxes payable	13,971	28,216	21,503
Other accrued liabilities	403,227	463,006	393,282
TOTAL CURRENT LIABILITIES	1,457,223	1,265,820	1,281,727
LONG-TERM DEBT, NET	1,543,704	1,542,926	1,692,159
LONG-TERM DEFERRED INCOME TAXES	186,146	191,821	238,173
OTHER LONG-TERM LIABILITIES	166,590	186,534	151,316
TOTAL LIABILITIES	3,353,663	3,187,101	3,363,375
STOCKHOLDERS' EQUITY:
Common stock (par value - $0.50; authorized - 250,000,000 shares; shares issued, including shares in treasury - 118,442,624)	59,220	59,220	59,220
Additional paid-in capital	510,983	495,920	483,383
Retained earnings	2,518,831	2,458,101	2,289,952
Accumulated other comprehensive income (loss)	(245,634)	(217,183)	(174,671)
Less cost of common stock in treasury (4/28/17 – 38,812,528 shares; 10/28/16 – 39,019,811 shares; 4/29/16 – 39,184,461 shares)	(1,673,876)	(1,682,635)	(1,689,671)
TOTAL STOCKHOLDERS' EQUITY	1,169,524	1,113,423	968,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,523,187	$4,300,524	$4,331,588

Note: The Balance Sheet at October 28, 2016 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Net sales	$1,095,833	$1,056,797	$2,003,485	$1,942,553
Cost of sales	719,926	655,356	1,317,059	1,222,485
Gross profit	375,907	401,441	686,426	720,068
Research and development	35,487	35,591	68,708	68,119
Selling, general and administrative	212,382	234,925	415,089	427,316
Operating expenses	247,869	270,516	483,797	495,435
Income from operations	128,038	130,925	202,629	224,633
Interest expense	22,844	22,789	45,388	45,204
Other (income) expense - net	(2,146)	751	(2,822)	1,366
Income before income taxes	107,340	107,385	160,063	178,063
Income taxes	31,793	27,358	43,769	45,605
Net income	$75,547	$80,027	$116,294	$132,458

Net income per common share - basic	$0.95	$1.01	$1.47	$1.68
Net income per common share - diluted	$0.93	$0.99	$1.43	$1.64

Average number of common shares outstanding
- basic	79,347,312	78,955,687	79,308,624	78,858,226
- diluted	81,504,531	80,878,849	81,424,897	80,739,760

Dividends paid per common share	$0.37	$0.33	$0.74	$0.66

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Net income	$75,547	$80,027	$116,294	$132,458
Other comprehensive income (loss)	38,711	43,567	(28,451)	20,827
Comprehensive income (loss)	$114,258	$123,594	$87,843	$153,285

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Six Months Ended
	April 28, 2017	April 29, 2016
OPERATING ACTIVITIES:
Net income	$116,294	$132,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	42,247	41,872
Amortization	5,772	5,811
Stock-based compensation	17,647	16,925
Changes in certain assets and liabilities:
(Increase)/decrease in accounts and notes receivable	(26,834)	41,365
(Increase)/decrease in inventories and other assets	(89,486)	(95,488)
Increase/(decrease) in trade accounts payable and other accrued liabilities	12,383	(76,484)
Increase/(decrease) in income taxes, net	(13,284)	(23,187)
Increase/(decrease) in other non-current liabilities	(8,661)	(4,531)
Other	(1,346)	(1,766)
Net cash provided by (used in) operating activities	54,732	36,975
INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(52,992)	(60,554)
Acquisition of businesses, net of cash acquired	—	(24,444)
Purchase of noncontrolling interest	(5,820)	—
Cash proceeds on disposal of assets	981	8,435
Decrease in restricted cash	848	573
Net cash used in investing activities	(56,983)	(75,990)
FINANCING ACTIVITIES:
Payments of debt	(75)	(1,996)
Net change in other borrowings	766	7,808
Net proceeds (repayments) of commercial paper	212,154	(8,132)
Proceeds from stock options exercised	7,268	12,902
Treasury stock purchases	—	(18,134)
Excess tax benefit from stock-based compensation	5,520	10,119
Dividends paid	(59,541)	(52,155)
Net cash provided by (used in) financing activities	166,092	(49,588)

Increase/(decrease) in cash and cash equivalents	163,841	(88,603)
Effect of exchange rate changes on cash and cash equivalents	2,317	2,920
Cash and cash equivalents at beginning of period	174,720	185,961
Cash and cash equivalents at end of period	$340,878	$100,278

See Notes to Condensed Consolidated Financial Statements

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of The Valspar Corporation (Valspar, the Company, we, us or our) have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 28, 2017 are not necessarily indicative of the results that may be expected for the year ending October 27, 2017.
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
We recognized Merger-related costs for employee-related expenses and professional services of $8,152 and $16,835 for the three and six months ended April 28, 2017, respectively, in Selling, general and administrative in the Condensed Consolidated Statements of Operations. Merger-related costs of $18,240 were recognized for the three and six months ended April 29, 2016.
On March 20, 2017, in accordance with the Merger Agreement, Valspar and Sherwin-Williams extended the outside date of the Merger Agreement from March 21, 2017 to June 21, 2017.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

On April 11, 2017, in connection with the reviews of the Federal Trade Commission (FTC) and Canadian Competition Bureau (CCB) of the proposed Merger, Valspar entered into an asset purchase agreement pursuant to which it agreed to sell to Axalta Coating Systems Ltd. the assets and liabilities related to its North American Industrial Wood Products business for a purchase price of approximately $420 million in cash, subject to certain adjustments.  Such sale is conditioned on, among other things, completion of the Merger with Sherwin-Williams.
On May 26, 2017, Valspar and Sherwin-Williams announced the receipt of regulatory approval from the FTC and CCB with respect to the Merger. The FTC and CCB were the only remaining regulatory approvals required before completing the Merger. Sherwin-Williams and Valspar expect to complete the Merger on June 1, 2017.

NOTE 2 – ACQUISITIONS AND DIVESTITURES
On February 4, 2016, we purchased ISVA Vernici (ISVA), a European coil coatings manufacturer headquartered in Turin, Italy, for total consideration of approximately $23,000. The ISVA acquisition extends our manufacturing footprint in Europe and brings customers an expanded product offering and increased customer service capabilities. The acquisition was recorded at fair value in our Coatings segment and an allocation of the purchase price has been completed. The assets, liabilities and operating results have been included in our financial statements from the date of acquisition. Pro forma results of operations for ISVA are not presented as they are immaterial to the reported results.

NOTE 3 – INVENTORIES
Our major classes of inventories consist of the following:

	April 28, 2017	October 28, 2016	April 29, 2016
Manufactured products	$331,411	$279,461	$338,791
Raw materials, supplies and work-in-progress	210,671	193,833	197,692
Total Inventories	$542,082	$473,294	$536,483
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

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS
The carrying amount of goodwill as of April 28, 2017 is $1,270,334, a decrease of $14,372 from the end of fiscal year 2016. The decrease is due to foreign currency translation.
Intangibles, net, as of April 28, 2017 are $609,977, a decrease of $15,422 from the end of fiscal year 2016. The decrease is due to foreign currency translation and amortization.
Total intangible asset amortization expense for the six months ended April 28, 2017 was $5,772 compared to $5,811 for the same period last year. Estimated annual amortization expense for fiscal 2017 and for each of the five succeeding fiscal years based on the intangible assets as of April 28, 2017 is expected to be approximately $12,000.

NOTE 5 – GUARANTEES
Furniture Protection Plans: We sell extended furniture protection plans and offer warranties for certain products. In the U.S., revenue related to furniture protection plans is deferred and recognized over the contract life. The range of contractual lives for our extended furniture protection plans is three years to lifetime warranty (estimated as 20 years). We have not sold lifetime warranty plans since 2005. Our furniture protection plans outstanding as of April 28, 2017 have a weighted average contractual life of approximately 11 years; however, we expect to pay substantially all of the claims for such plans within five years. We

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

periodically assess the adequacy of these recorded amounts and adjust as necessary. Provisions for estimated losses on uncompleted furniture protection plan contracts are made in the period in which such losses can be estimated. The extended furniture protection plans that we enter into have fixed prices. To the extent the actual costs to complete contracts differ from the amounts estimated as of the date of the financial statements, gross margin would be affected in future periods when we revise our estimates.
Warranties: We offer warranties for certain products. For product warranties, we estimate the costs that may be incurred under these warranties based on historical claims data and record a liability in the amount of such costs at the time revenue is recognized. Anticipated losses are charged to earnings when identified.
Changes in the recorded amounts included in Other accrued liabilities and Other long-term liabilities during the period are as follows:

	Six Months Ended
	April 28, 2017	April 29, 2016
Beginning balance	$90,038	$82,871
Additional net deferred revenue/accrual made during the period	4,620	14,851
Payments made during the period	(3,920)	(6,067)
Ending balance	$90,738	$91,655

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

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Recurring Fair Value Measurements

The following tables provide information by level for assets and liabilities that are recorded at fair value on a recurring basis:

	Fair Value at April 28, 2017	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$184,349	$184,349	$—	$—
Restricted cash[1]	9	9	—	—
Deferred compensation plan assets[3]	21,345	21,345	—	—
Total Assets	$205,703	$205,703	$—	$—

Liabilities
Foreign currency contracts[2]	$39	$—	$39	$—
Total Liabilities	$39	$—	$39	$—

	Fair Value at October 28, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$39,842	$39,842	$—	$—
Restricted cash[1]	857	857	—	—
Foreign currency contracts[2]	267	—	267	—
Deferred compensation plan assets[3]	12,864	12,864	—	—
Total Assets	$53,830	$53,563	$267	$—

	Fair Value at April 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Assets
Cash equivalents	$8,472	$8,472	$—	$—
Restricted cash[1]	734	734	—	—
Foreign currency contracts[2]	608	—	608	—
Deferred compensation plan assets[3]	11,792	11,792	—	—
Total Assets	$21,606	$20,998	$608	$—
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
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following tables provide information regarding the estimated fair value of our outstanding debt, which is recorded at carrying value in the Condensed Consolidated Balance Sheets:

	Fair Value at April 28, 2017	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,737,267	$1,737,267	$—	$—
Non-publicly traded debt	291,257	—	291,257	—
Total Debt	$2,028,524	$1,737,267	$291,257	$—

	Fair Value at October 28, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,777,957	$1,777,957	$—	$—
Non-publicly traded debt	78,398	—	78,398	—
Total Debt	$1,856,355	$1,777,957	$78,398	$—

	Fair Value at April 29, 2016	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3
Debt[1]
Publicly traded debt	$1,769,178	$1,769,178	$—	$—
Non-publicly traded debt	340,243	—	340,243	—
Total Debt	$2,109,421	$1,769,178	$340,243	$—
1 Debt, excluding debt issuance costs, is recorded at carrying value of $1,991,257, $1,778,398 and $2,040,243 on the Condensed Consolidated Balance Sheets as of April 28, 2017, October 28, 2016 and April 29, 2016, respectively. The fair value of our publicly traded debt is based on quoted prices (unadjusted) in active markets. The fair value of our non-publicly traded debt was estimated using a discounted cash flow analysis based on our current borrowing costs for debt with similar maturities. In addition, the carrying values of our commercial paper included in non-publicly traded debt approximate the financial instrument’s fair value as the maturities are less than three months. See Note 7 for additional information on debt.
Nonrecurring Fair Value Measurements

We measure certain assets at fair value on a nonrecurring basis. These assets primarily include assets acquired and liabilities assumed as part of an acquisition, as well as property, plant and equipment when the planned use of the asset changes. See Note 2 for additional information on our acquisitions and Note 14 for additional information on restructuring.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 7 – DEBT
Debt consists of the following:

	April 28, 2017	October 28, 2016	April 29, 2016
Short-term debt	$284,279	$71,339	$333,100

Current portion of long-term debt	150,106	150,107	101

Long-term debt:
Publicly traded bonds	1,550,000	1,550,000	$1,700,000
Other long-term debt	6,872	6,952	7,042
Less: Debt issuance costs	(13,168)	(14,026)	(14,883)
Long-term debt, net of current portion and debt issuance costs	1,543,704	1,542,926	1,692,159
Total debt, net of debt issuance costs	$1,978,089	$1,764,372	$2,025,360
During the three months ended July 29, 2016, $150,000 of Senior Notes that mature on May 1, 2017 were reclassified as Current portion of long-term debt. Subsequent to the end of our second quarter of fiscal year 2017, we retired the $150,000 of Senior Notes in accordance with their scheduled maturity on May 1, 2017.
We maintain a $750,000 unsecured committed revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000. This facility has covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 28, 2017. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.

NOTE 8 – STOCK-BASED COMPENSATION
Compensation expense associated with our stock-based compensation plans was $7,073 and $17,647 for the three and six months ended April 28, 2017, respectively, compared to $12,490 and $16,925 for the three and six months ended April 29, 2016, respectively.

NOTE 9 – PENSIONS AND OTHER POST-RETIREMENT BENEFITS
We sponsor a number of defined benefit pension plans for certain hourly and salaried employees. The benefits for most of these plans are generally based on stated amounts for each year of service.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The net periodic benefit cost of our pension benefits is as follows:

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Service cost	$738	$679	$1,478	$1,363
Interest cost	2,904	3,281	5,809	6,590
Expected return on plan assets	(4,915)	(4,834)	(9,831)	(9,712)
Amortization of prior service cost	109	112	219	224
Recognized actuarial loss	1,786	1,638	3,574	3,280
Net periodic benefit cost	622	876	1,249	1,745
The net periodic benefit cost of our post-retirement medical benefits is as follows:

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Service cost	$35	$72	$69	$144
Interest cost	75	90	151	179
Expected return on plan assets	N/A	N/A	N/A	N/A
Amortization of prior service credit	(14)	(32)	(28)	(64)
Recognized actuarial loss	80	96	161	193
Net periodic benefit cost	$176	$226	$353	$452

NOTE 10 – INCOME TAXES
Our effective income tax rates for the three and six months ended April 28, 2017 and April 29, 2016 are as follows:

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Effective tax rate	29.6%	25.5%	27.3%	25.6%
The second quarter 2017 effective tax rate increased compared to the second quarter of 2016 primarily due to the recognition of U.S. foreign tax credits in the prior year.  The second quarter year-to-date effective tax rate increased compared to the same period of 2016 primarily due to the recognition of U.S. foreign tax credits in the prior year, partially offset by the cumulative effect of tax laws that were enacted during the first quarter of 2017 in the U.S., Germany and France.
At October 28, 2016, we had a $19,067 liability recorded for gross unrecognized tax benefits (excluding interest and penalties) in Other long-term liabilities. Of this total, $16,674 represents the amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of October 28, 2016, we had accrued approximately $4,179 of interest and penalties relating to unrecognized tax benefits. There were no material adjustments to our recorded liability for unrecognized tax benefits or interest and penalties during the first or second quarters of fiscal years 2017 or 2016.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

NOTE 11 – NET INCOME PER COMMON SHARE
The following table presents the net income per common share calculations for the three and six months ended April 28, 2017 and April 29, 2016:

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Basic
Net income	$75,547	$80,027	$116,294	$132,458
Weighted-average common shares outstanding - basic	79,347,312	78,955,687	79,308,624	78,858,226
Net income per common share - basic	$0.95	$1.01	$1.47	$1.68
Diluted
Net income	$75,547	$80,027	$116,294	$132,458
Weighted-average common shares outstanding - basic	79,347,312	78,955,687	79,308,624	78,858,226
Diluted effect of stock options and unvested restricted stock	2,157,219	1,923,162	2,116,273	1,881,534
Weighted-average common shares outstanding - diluted	81,504,531	80,878,849	81,424,897	80,739,760
Net income per common share - diluted	$0.93	$0.99	$1.43	$1.64
Basic earnings per share are based on the weighted-average number of common shares outstanding during each period. In computing diluted earnings per share, the number of common shares outstanding is increased by common stock options and unvested restricted stock with exercise prices lower than the average market prices of common shares during each period and reduced by the number of shares assumed to have been purchased with proceeds from the exercised options. There were no potential common shares related to our outstanding stock options and unvested restricted stock that were required to be excluded from the computation of diluted earnings per share for the three and six months ended April 28, 2017. Potential common shares of 0 and 47,420 related to our outstanding stock options and unvested restricted stock were excluded from the computation of diluted earnings per share for the three and six months ended April 29, 2016, respectively, as inclusion of these shares would have been antidilutive.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss), net of tax, consisted of the following for the three and six months ended April 28, 2017 and April 29, 2016:

Three Months Ended April 28, 2017	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 27, 2017	$(188,890)	$(88,864)	$(6,591)	$(284,345)
Other comprehensive income (loss) before reclassifications	36,798	—	(383)	36,415
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,961	335	2,296
Balance, April 28, 2017	$(152,092)	$(86,903)	$(6,639)	$(245,634)

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Three Months Ended April 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, January 29, 2016	$(132,416)	$(78,733)	$(7,089)	$(218,238)
Other comprehensive income (loss) before reclassifications	41,361	—	205	41,566
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	1,817	184	2,001
Balance, April 29, 2016	$(91,055)	$(76,916)	$(6,700)	$(174,671)

Six Months Ended April 28, 2017	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 28, 2016	$(119,656)	$(90,829)	$(6,698)	$(217,183)
Other comprehensive income (loss) before reclassifications	(32,436)	—	(432)	(32,868)
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	3,926	491	4,417
Balance, April 28, 2017	$(152,092)	$(86,903)	$(6,639)	$(245,634)

Six Months Ended April 29, 2016	Foreign Currency Translation[1]	Benefit Obligations[2]	Financial Instruments[3]	Accumulated Other Comprehensive Income (Loss)
Balance, October 30, 2015	$(107,489)	$(80,541)	$(7,468)	$(195,498)
Other comprehensive income (loss) before reclassifications	16,434	—	401	16,835
Amounts reclassified from accumulated other comprehensive income (loss) to earnings	—	3,625	367	3,992
Balance, April 29, 2016	$(91,055)	$(76,916)	$(6,700)	$(174,671)

1 We deem our foreign investments to be permanent in nature and therefore do not provide for taxes on foreign currency translation adjustments.
2 Taxes on benefit obligations are recorded in the fourth quarter of each fiscal year.
3 Amounts reclassified from accumulated other comprehensive income (loss) for financial instruments were net of tax expense of $114 and $229 for the three and six months ended April 28, 2017, respectively, and $115 and $230 for the three and six months ended April 29, 2016, respectively.
Amounts related to pension and post-retirement medical adjustments are reclassified from accumulated other comprehensive income (loss) to pension cost, which is allocated to cost of sales and operating expenses based on salaries and wages.

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
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
In the following table, sales between segments are recorded at selling prices that are below market prices, generally intended to recover internal costs. Segment EBIT includes income realized on inter-segment sales. Comparative segment data for the three and six months ended April 28, 2017 and April 29, 2016 are as follows:

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Net sales
Coatings	$616,175	$587,436	$1,181,387	$1,130,999
Paints	417,967	407,060	709,242	698,157
Other and Administrative	118,607	116,025	211,672	206,550
Less Inter-segment Sales	(56,916)	(53,724)	(98,816)	(93,153)
Total Net sales	$1,095,833	$1,056,797	$2,003,485	$1,942,553

EBIT
Coatings	$87,378	$112,372	$174,106	$208,919
Paints	52,314	42,742	56,201	46,561
Other and Administrative	(9,508)	(24,940)	(24,856)	(32,213)
Total EBIT	130,184	130,174	205,451	223,267
Interest expense	22,844	22,789	45,388	45,204
Income before income taxes	$107,340	$107,385	$160,063	$178,063
It is not practicable to obtain the information needed to disclose revenues attributable to each of our identified product lines within our reportable segments.

NOTE 14 – RESTRUCTURING
Restructuring charges in the six months ended April 28, 2017 primarily relate to a continuation of fiscal year 2016 initiatives to improve the global cost structure in our Paints segment. These initiatives included consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and initiatives to improve our global cost structure by consolidating our operations in the Paints segment. These restructuring activities resulted in pre-tax charges of $947 and $2,841 in the three and six months ended April 28, 2017, respectively. Included in restructuring charges are non-cash asset-related charges of $143 and $1,112 in the three and six months ended April 28, 2017, respectively. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with Accounting Standards Codification (ASC) Topic 360, Property, Plant and Equipment.
Restructuring charges in the first half of fiscal year 2016 primarily relate to initiatives in the Paints segment to improve our global cost structure through activities to consolidate our manufacturing operations and non-manufacturing headcount reductions. This resulted primarily from moving certain manufacturing to a third party in our consumer paints product line (continuation of initiative

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

started in 2015), consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and reducing headcount in our Australia region. These restructuring activities resulted in pre-tax charges of $9,898 and $10,767 in the three and six months ended April 29, 2016, respectively, including non-cash asset-related charges of $3,710 and $4,281, respectively.
We currently expect to incur additional expenses of approximately $300 in fiscal year 2017 for these restructuring plans, primarily related to site clean-up costs.
The following restructuring charges by segment were recorded in the 2017 and 2016 periods:

Six Months Ended April 28, 2017	Liability Balance October 28, 2016	Expense	Payments and Other Activity	Liability Balance April 28, 2017
Coatings
Severance and employee benefits	$1,456	$(232)	$(410)	$814
Exit costs (consulting/site clean-up)	425	297	(294)	428
Total Coatings	1,881	65	(704)	1,242
Paints
Severance and employee benefits	3,721	256	(2,367)	1,610
Asset-related charges	—	1,112	(736)	376
Exit costs (consulting/site clean-up)	856	1,412	(1,938)	330
Total Paints	4,577	2,780	(5,041)	2,316
Other and Administrative
Severance and employee benefits	1,269	(4)	(240)	1,025
Total Other and Administrative	1,269	(4)	(240)	1,025
Total	$7,727	$2,841	$(5,985)	$4,583

Six Months Ended April 29, 2016	Liability Balance October 30, 2015	Expense	Payments and Other Activity	Liability Balance April 29, 2016
Coatings
Severance and employee benefits	$6,679	$175	$(3,399)	$3,455
Asset-related charges	—	(60)	60	—
Exit costs (consulting/site clean-up)	—	251	(251)	—
Total Coatings	6,679	366	(3,590)	3,455
Paints
Severance and employee benefits	6,004	5,753	(3,540)	8,217
Asset-related charges	—	4,341	(4,341)	—
Exit costs (consulting/site clean-up)	1,069	348	(1,417)	—
Total Paints	7,073	10,442	(9,298)	8,217
Other and Administrative
Severance and employee benefits	38	(41)	3	—
Total Other and Administrative	38	(41)	3	—
Total	$13,790	$10,767	$(12,885)	$11,672
The ending liability balance at April 28, 2017 and April 29, 2016 is included in other accrued liabilities and other long-term liabilities on our Condensed Consolidated Balance Sheets. The restructuring reserve balances presented are considered adequate to cover committed restructuring actions.

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Restructuring charges were recorded in the Condensed Consolidated Statements of Operations for the three and six months ended April 28, 2017 and April 29, 2016 approximately as follows:

	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Cost of sales	$471	$4,926	$1,663	$5,361
Selling, general and administrative	476	4,972	1,178	5,406
Total restructuring charges	$947	$9,898	$2,841	$10,767

NOTE 15 – RECENTLY ISSUED ACCOUNTING STANDARDS
Recently Adopted Standards
In the first quarter of fiscal 2017, we retrospectively adopted Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the associated debt liability, consistent with the presentation of a debt discount. Accordingly, we reclassified $1,661 and $12,365 of unamortized debt issuance costs previously reported within Prepaid expenses and other and Other assets as a deduction to the carrying amount of our long-term debt in the October 28, 2016 consolidated balance sheet and reclassified $1,715 and $13,168 of unamortized debt issuance costs previously reported within Prepaid expenses and other and Other assets as a deduction to the carrying amount of our long-term debt in the April 29, 2016 consolidated balance sheet.
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
Standards Not Yet Adopted
In March 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this update require that an employer report the service cost component of net pension benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees. The guidance is effective for fiscal years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, to eliminate Step 2 from the goodwill impairment test in order to simplify the subsequent measurement of goodwill. The guidance is effective for fiscal years beginning after December 15, 2019, which means the first quarter of our fiscal year 2021. Early application is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.
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
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contacts with Customers, which revised guidance on revenue recognition. The standard provides a single revenue recognition model which is intended to improve comparability over a range of industries, companies and geographical boundaries and to enhance disclosures. The guidance, following a one-year deferral issued by the FASB in August 2015, is effective for fiscal years and interim periods within those years beginning after December 15, 2017, which means the first quarter of our fiscal year 2019. Early adoption is permitted. Either full retrospective or modified

THE VALSPAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
APRIL 28, 2017
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

retrospective adoption is permitted. We are evaluating the transition alternatives, but have not finalized our decision regarding the method of implementation. We have reviewed our sales contracts and practices as compared to the new guidance and are working through implementation steps and continue to assess our procedural and related system requirements related to the provisions of this standard. We are currently evaluating the impact that this guidance will have on our consolidated financial statements. In addition to the expanded disclosures regarding revenue, this guidance may impact timing of revenue recognition in some arrangements with variable consideration or contracts for the sale of goods or services.
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
We operate in over 25 countries, and approximately 45% of our total net sales in the first six months of fiscal year 2017 were generated outside of the U.S. In the discussions of our operating results, we sometimes refer to the impact of changes in foreign currency exchange rates or the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to translate international operating results from local currencies into U.S. dollars for reporting purposes. The impact of foreign currency exchange rate fluctuations is calculated as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior-year period’s currency exchange rates. We use this method to calculate the impact of changes in foreign currency exchange rates for all countries where the functional currency is not the U.S. dollar.
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
On March 20, 2017, in accordance with the Merger Agreement, Valspar and Sherwin-Williams extended the outside date of the Merger Agreement from March 21, 2017 to June 21, 2017.
On April 11, 2017, in connection with the reviews of the Federal Trade Commission (FTC) and Canadian Competition Bureau (CCB) of the proposed Merger, Valspar entered into an asset purchase agreement pursuant to which it agreed to sell to Axalta Coating Systems Ltd. the assets and liabilities related to its North American Industrial Wood Products business for a purchase price of approximately $420 million in cash, subject to certain adjustments.  Such sale is conditioned on, among other things, completion of the Merger with Sherwin-Williams.
On May 26, 2017, Valspar and Sherwin-Williams announced the receipt of regulatory approval from the FTC and CCB with respect to the Merger. The FTC and CCB were the only remaining regulatory approvals required before completing the Merger. Sherwin-Williams and Valspar expect to complete the Merger on June 1, 2017.
The following discussion of results of operations and financial condition should be read in the context of this overview.
RESULTS OF OPERATIONS
Overview
Net sales increased 3.7% for the second quarter of 2017 compared to the same period in 2016, due to higher sales in our coil, consumer paints, general industrial and wood product lines. These increases were partially offset by the impact of foreign currency exchange rates and lower sales in our packaging and automotive refinish product lines. Gross profit as a percent of net sales declined to 34.3% from 38.0% driven by unfavorable cost/price comparison and a change in mix, partially offset by productivity savings. Operating expenses as a percent of net sales declined to 22.6% from 25.6%. Net income as a percent of net sales decreased to 6.9% from 7.6%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Foreign currency translation had a $11,100 negative impact on our net sales during the quarter. The impact on earnings was partially mitigated by our management of operating activities at the local level, with underlying costs generally denominated in the same currency as sales. This foreign currency exchange impact reflects the strengthening of the U.S. dollar against many international currencies in the second quarter versus the prior year. If the exchange rates worsen, the translation impact on condensed consolidated net sales could be material in the balance of the year.
Restructuring
Restructuring charges in the six months ended April 28, 2017 primarily relate to a continuation of fiscal year 2016 initiatives to improve the global cost structure in our Paints segment. These initiatives included consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and initiatives to improve our global cost structure by consolidating our operations in the Paints segment. These restructuring activities resulted in pre-tax charges of $947 or $0.01 per diluted share after taxes and pre-tax charges of $2,841 or $0.02 per diluted share after taxes in the three and six months ended April 28, 2017, respectively. Included in restructuring charges for the three and six months ended April 28, 2017 are non-cash asset-related charges of $143 and $1,112, respectively. Asset-related charges include asset impairment charges as well as accelerated depreciation for assets with useful lives that have been shortened, accounted for in accordance with ASC 360. We currently expect to incur additional expenses of approximately $300 in fiscal year 2017 for these restructuring plans, primarily related to site clean-up costs. We currently estimate that these actions will reduce annual costs by approximately $5,000, which is primarily due to lower employee-related costs and lower depreciation expense. We expect a portion of these savings, net of execution costs, will be achieved over the next year and the full annual benefit of these actions is expected in fiscal year 2018.
Restructuring charges in the first half of fiscal year 2016 primarily relate to initiatives in the Paints segment to improve our global cost structure through activities to consolidate our manufacturing operations and non-manufacturing headcount reductions. This resulted primarily from moving certain manufacturing to a third party in our consumer paints product line (continuation of initiative started in 2015), consolidating three sites in our automotive refinish product lines as a result of the Quest acquisition and reducing headcount in our Australia region. These restructuring activities resulted in pre-tax charges of $9,898 or $0.08 per diluted share after taxes and pre-tax charges of $10,767 or $0.08 per diluted share after taxes in the three and six months ended April 29, 2016, respectively, including non-cash asset-related charges of $3,710 and $4,281, respectively.
See Note 14 in Notes to Condensed Consolidated Financial Statements for further information on restructuring.
Financial Results
The following tables present selected financial data for the three and six months ended April 28, 2017 and April 29, 2016.

Net Sales	Three Months Ended			Six Months Ended
	April 28, 2017	April 29, 2016	% Change	April 28, 2017	April 29, 2016	% Change
Coatings	$616,175	$587,436	4.9%	$1,181,387	$1,130,999	4.5%
Paints	417,967	407,060	2.7%	709,242	698,157	1.6%
Other and Administrative	61,691	62,301	(1.0)%	112,856	113,397	(0.5)%
Consolidated Net Sales	$1,095,833	$1,056,797	3.7%	$2,003,485	$1,942,553	3.1%

•
Consolidated Net Sales – Consolidated net sales for the second quarter of 2017 increased 3.7% compared to the second quarter of 2016, including a negative impact of 1.0% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by higher sales in our coil, consumer paints, general industrial and wood product lines, partially offset by lower sales in our packaging and automotive refinish product lines. Year-to-date, consolidated net sales increased 3.1%, including a negative impact of 1.4% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by higher sales in our coil, wood, consumer paints and general industrial product lines, partially offset by lower sales in our automotive refinish and packaging product lines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

•
Coatings Segment Net Sales – Our Coatings segment net sales for the second quarter of 2017 increased 4.9% compared to the second quarter of 2016, including a negative impact of 1.3% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by higher sales in our coil, general industrial and wood product lines, partially offset by lower sales in our packaging product line. Year-to-date, our Coatings segment net sales increased 4.5%, including a negative impact of 1.8% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven primarily by higher sales in our coil, wood and general industrial product lines, partially offset by lower sales in our packaging product line.

•
Paints Segment Net Sales – Our Paints segment net sales for the second quarter of 2017 increased 2.7% compared to the second quarter of 2016, including a negative impact of 0.6% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven primarily by our consumer paints product line in China, partially offset by lower sales in our consumer paints product line in Australia and global automotive refinish product line. Year-to-date, our Paints segment net sales increased 1.6%, including a negative impact of 0.9% from foreign currency exchange. Excluding foreign currency exchange, the increase was driven by our consumer paints product lines in North America and China, partially offset by lower sales in our global automotive refinish and Australia consumer paints product lines.

•
Other and Administrative Net Sales – The Other and Administrative category includes net sales for the following product lines: resins, furniture protection plans and colorants. Other and Administrative net sales for the second quarter of 2017 decreased 1.0% compared to the second quarter of 2016, including a negative impact of 0.9% from foreign currency exchange. Year-to-date Other and Administrative net sales decreased 0.5%, including a negative impact of 1.1% from foreign currency exchange.

Due to the seasonal nature of portions of our business, sales for the three and six months ended April 28, 2017 are not necessarily indicative of sales for subsequent quarters or for the full year.

Gross Profit	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Consolidated Gross Profit	$375,907	$401,441	$686,426	$720,068
As a percent of Net Sales	34.3%	38.0%	34.3%	37.1%

•
Gross Profit – The gross profit rate for the second quarter and year-to-date periods of 2017 decreased compared to the second quarter and year-to-date periods of 2016, respectively. The decrease in both periods was driven by unfavorable cost/price comparison and change in mix, partially offset by productivity savings. Productivity includes procurement and manufacturing efficiencies, product reformulations and benefits from previously completed restructuring actions. Cost/price comparison reflects the impact of market changes in raw material costs and changes in product pricing and promotions. Restructuring charges of $471 or 0.0% of net sales and $1,663 or 0.1% of net sales were included in the second quarter and year-to-date of 2017, respectively. Restructuring charges of $4,926 or 0.5% of net sales and $5,361 or 0.3% of net sales were included in the second quarter and year-to-date of 2016, respectively.

Operating Expenses[1]	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Consolidated Operating Expenses	$247,869	$270,516	$483,797	$495,435
As a percent of Net Sales	22.6%	25.6%	24.1%	25.5%

1 Includes research and development and selling, general and administrative costs. For breakout, see Condensed Consolidated Statements of Operations.

•
Consolidated Operating Expenses – Consolidated operating expenses for the second quarter of 2017 decreased $22,647 or 8.4% compared to the second quarter of 2016, including a favorable impact of 0.6% from foreign currency exchange.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Excluding foreign currency exchange, the decrease was primarily due to lower costs related to the proposed merger with The Sherwin-Williams Company, lower restructuring costs and lower employee-related costs. Year-to-date consolidated operating expenses decreased $11,638 or 2.3%, including a favorable impact of 0.9% from foreign currency exchange. Excluding foreign currency exchange, the decrease was primarily due to lower restructuring costs. Charges related to the proposed merger of $8,152 and $16,835 were included in the second quarter and year-to-date of 2017, respectively. Charges related to the proposed merger of $18,240 were included in both the second quarter and year-to-date of 2016. Restructuring charges of $476 or 0.0% of net sales and $1,178 or 0.1% of net sales were included in operating expenses in the second quarter and year-to-date of 2017. Restructuring charges of $4,972 or 0.5% of net sales and $5,406 or 0.3% of net sales were included in the second quarter and year-to-date of 2016.

EBIT[1]	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Coatings	$87,378	$112,372	$174,106	$208,919
As a percent of Net Sales	14.2%	19.1%	14.7%	18.5%
Paints	$52,314	$42,742	$56,201	$46,561
As a percent of Net Sales	12.5%	10.5%	7.9%	6.7%
Other and Administrative	$(9,508)	$(24,940)	$(24,856)	$(32,213)
As a percent of Net Sales	(15.4)%	(40.0)%	(22.0)%	(28.4)%
Consolidated EBIT	$130,184	$130,174	$205,451	$223,267
As a percent of Net Sales	11.9%	12.3%	10.3%	11.5%

1 EBIT is defined as earnings before interest and taxes.

•
Consolidated EBIT – EBIT for the second quarter of 2017 increased slightly versus the prior year. Year-to-date EBIT decreased $17,816 or 8.0% from the prior year. Second quarter and year-to-date 2017 EBIT included $8,152 and $16,835 in costs related to the proposed merger, respectively, recorded in Other and Administrative. Second quarter and year-to-date 2016 EBIT both include $18,240 in proposed merger-related charges. Restructuring charges of $947 or 0.1% of net sales and $2,841 or 0.1% of net sales were included in the second quarter and year-to-date of 2017, respectively. Restructuring charges of $9,898 or 0.9% of net sales and $10,767 or 0.6% of net sales were included in the second quarter and year-to-date of 2016. Foreign currency exchange had a negative impact on consolidated EBIT of approximately $3,800 and $5,200 in the second quarter and year-to-date, respectively.

•
Coatings Segment EBIT – EBIT as a percent of net sales declined 4.9 percentage points for the second quarter compared to the prior year period. Year-to-date EBIT as a percentage of net sales decreased 3.8 percentage points compared to the prior year period. The decline in both periods was primarily due to unfavorable cost/price comparison and higher employee-related costs, partially offset by productivity savings. Restructuring charges of $53 and $65 were included in the second quarter and year-to-date of 2017, respectively. Restructuring charges of $175 and $366 were included in the second quarter and year-to-date of 2016.

•
Paints Segment EBIT – EBIT as a percent of net sales for the second quarter increased 2.0 percentage points compared to the prior year period as lower restructuring costs and productivity savings were partially offset by unfavorable cost/price comparison. Year-to-date EBIT as a percent of net sales increased 1.2 percentage points compared to the prior year period. The increase was primarily due to productivity savings, lower restructuring charges and lower employee related costs, partially offset by unfavorable cost/price comparison. Restructuring charges of $894 and $2,780 were included in the second quarter and year-to-date of 2017, respectively. Restructuring charges of $9,764 and $10,442 were included in the second quarter and year-to-date of 2016.

•
Other and Administrative EBIT – Other and Administrative EBIT includes corporate expenses. EBIT as a percent of net sales for the second quarter was 24.6 percentage points favorable compared to the prior year period. The increase was primarily due to lower costs related to the proposed merger and lower employee related costs, partially offset by unfavorable

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

cost/price comparison. Year-to-date EBIT as a percent of net sales was 6.4 percentage points favorable compared to the prior year period. The increase was primarily due to lower employee related costs, partially offset by unfavorable cost/price comparison.
Due to the seasonal nature of portions of our business, EBIT for the three and six months ended April 28, 2017 is not necessarily indicative of EBIT for subsequent quarters or for the full year.

Interest Expense	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Consolidated Interest Expense	$22,844	$22,789	$45,388	$45,204

•	Interest Expense – Interest expense increased modestly compared to the second quarter and year-to-date periods of 2016 as lower debt levels were offset by higher average interest rates.

Effective Tax Rate	Three Months Ended		Six Months Ended
	April 28, 2017	April 29, 2016	April 28, 2017	April 29, 2016
Effective Tax Rate	29.6%	25.5%	27.3%	25.6%

•
Effective Tax Rate – The second quarter 2017 effective tax rate increased compared to the second quarter of 2016 primarily due to the recognition of U.S. foreign tax credits in the prior year.  The second quarter year-to-date effective tax rate increased compared to the same period of 2016 primarily due to the recognition of U.S. foreign tax credits in the prior year, partially offset by the cumulative effect of tax laws that were enacted during the first quarter of 2017 in the U.S., Germany and France.

Net Income	Three Months Ended			Six Months Ended
	April 28, 2017	April 29, 2016	% Change	April 28, 2017	April 29, 2016	% Change
Consolidated Net Income	$75,547	$80,027	(5.6)%	$116,294	$132,458	(12.2)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

FINANCIAL CONDITION
Cash Flow
Cash flow from operations improved by $17,757 in the six months ended April 28, 2017 compared to the six months ended April 29, 2016, to a cash source of $54,732 from a cash source of $36,975.  This was driven by an overall improvement in net working capital needs, primarily due to favorable management of accounts payable and timing of tax payments.
Cash flow from investing activities increased by $19,007 in the six months ended April 28, 2017 compared to the six months ended April 29, 2016, to a use of cash of $56,983 from a use of cash of $75,990.  This was primarily driven by reduced property, plant and equipment expenditures in 2017 and acquisitions expenditures in 2016.
During the six months ended April 28, 2017, we used cash flow from operations, our borrowing capacity (see Debt and Capital Resources) and cash on hand to fund $52,992 in capital expenditures. We used cash on hand to fund $59,541 in dividend payments.
Debt and Capital Resources
Our debt classified as current was $434,385 at April 28, 2017 compared to $221,446 and $333,201 at October 28, 2016 and April 29, 2016, respectively. This includes $150,106 of long-term debt classified as short-term debt at April 28, 2017 and October 28, 2016. Total debt was $1,978,089 at April 28, 2017 compared to $1,764,372 and $2,025,360 at October 28, 2016 and April 29, 2016, respectively. The reduction in total debt from April 29, 2016 was driven by positive cash flow. The ratio of total debt to capital was 62.8% at April 28, 2017 compared to 61.3% at October 28, 2016 and 67.7% at April 29, 2016. Subsequent to quarter end, we retired $150,000 of Senior Notes, in accordance with their scheduled maturity on May 1, 2017.
We maintain a $750,000 unsecured committed revolving credit facility with a syndicate of banks with a maturity date of December 14, 2018. Under certain circumstances we have the option to increase this credit facility to $1,000,000. This facility has covenants that require us to maintain certain financial ratios. We were in compliance with these covenants as of April 28, 2017. Our debt covenants do not limit, nor are they reasonably likely to limit, our ability to obtain additional debt or equity financing.
We maintain uncommitted bank lines of credit to meet short-term funding needs in certain of our international locations. These arrangements are reviewed periodically for renewal and modification.
As of April 28, 2017, we had $340,878 in cash and cash equivalents and $475,458 in unused committed bank credit facilities, which, excluding amounts used to retire the $150,000 Senior Note subsequent to quarter end, provided total committed liquidity of $666,336, compared to $862,331 and $530,542 of committed liquidity as of October 28, 2016 and April 29, 2016, respectively.
Our cash and cash equivalent balances consist of high quality, short-term money market instruments and cash held by our international subsidiaries. Cash and cash equivalents held by our international subsidiaries are used to fund their day-to-day operating needs and have also been used to finance acquisitions outside the U.S. Our investment policy on excess cash is to preserve principal. As of April 28, 2017, $124,480 of the $340,878 of cash (on the Condensed Consolidated Balance Sheets) was held by our international subsidiaries. If these funds were repatriated to the U.S. we would be required to accrue and pay income taxes. No provision has been made for U.S. federal income taxes on certain undistributed earnings of foreign subsidiaries that we intend to permanently invest or that may be remitted substantially tax-free.
We believe cash flow from operations, existing lines of credit, access to credit facilities and access to debt and capital markets will be sufficient to meet our domestic and international liquidity needs. In the current market conditions, we have demonstrated continued access to capital markets. We have committed liquidity and cash reserves in excess of our anticipated funding requirements.
We use derivative instruments with a number of counterparties principally to manage interest rate and foreign currency exchange risks. We evaluate the financial stability of each counterparty and spread the risk among several financial institutions to limit our exposure. We will continue to monitor counterparty risk on an ongoing basis. We do not have any credit-risk related contingent features in our derivative contracts as of April 28, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Share Repurchases
Weighted-average common shares outstanding – diluted for the second quarter of fiscal year 2017 were 81,504,531, up 625,682 from the same period in the prior year. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, authorizing us to purchase up to $1,500,000 of outstanding shares of common stock. During the second quarter we did not repurchase any shares. As of April 28, 2017, $1,175,630 remained available for purchase under our repurchase authorization.
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
A comprehensive discussion of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended October 28, 2016. There were no material changes to our critical accounting estimates in the second quarter of fiscal year 2017.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our foreign sales and results of operations are subject to the impact of foreign currency fluctuations. As most of our underlying costs are denominated in the same currency as our sales, the effect has not been material. We have not used derivative financial instruments to hedge our exposure to translation gains and losses. A 10% adverse change in foreign currency rates is not expected to have a material effect on our results of operations or financial position. A change of greater than 10% in the exchange rates for individual currencies in geographies where we have a significant presence could have a material impact on our net income or financial position. At April 28, 2017, the regions where we have the largest exposure to our net sales, net income and financial position were China (CNY), Europe (EUR), Mexico (MXN), Australia (AUD), the UK (GBP), Brazil (BRL), and Canada (CAD).

We are also subject to interest rate risk. At April 28, 2017, approximately 14.4% of our total debt consisted of floating rate debt. From time to time, we may enter into interest rate derivatives to hedge a portion of either our variable or fixed rate debt. Assuming the current level of borrowings, a 10% increase in interest rates from those in effect at the end of the second quarter would not have a material impact on our results of operations or financial position.
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
We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 28, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
There were no changes in our internal control over financial reporting during the quarter ended April 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the period covered by this report, there were no legal proceedings instituted that are reportable, and there were no material developments in any of the legal proceedings that were previously reported on our Form 10-K for the year ended October 28, 2016.

ITEM 1A. RISK FACTORS
There were no material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Form 10-K for the year ended October 28, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable
(b) Not applicable
(c) During the quarter ended April 28, 2017, we acquired 1,298 shares of our common stock at an average price per share of $111.19 in satisfaction of tax payment obligations upon vesting of restricted stock. On November 21, 2014, our Board of Directors approved a share repurchase program, with no expiration date, which authorized us to purchase up to $1.5 billion of outstanding shares of our common stock. As of April 28, 2017, there were 3,920,105 shares purchased under this program.

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

THE VALSPAR CORPORATION

Date: May 31, 2017	By	/s/ Rolf Engh
Rolf Engh
Executive Vice President, General Counsel and Secretary

Date: May 31, 2017	By	/s/ James L. Muehlbauer
James L. Muehlbauer
Executive Vice President, Chief Financial and Administrative Officer